Form 10-Q
period 2018-04-30
ZUORA INC
filed 2018-06-13
CIK 1423774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-38451

Zuora, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-5530976
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3050 South Delaware Street, Suite 301, San Mateo, California	94403
(Address of principal executive offices)	(Zip Code)

(800) 425-1281

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of June 8, 2018, the number of shares of the registrant’s Class A common stock outstanding was 17,640,120 and the number of shares of the registrant’s Class B Common Stock outstanding was 89,835,825.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q (Form 10-Q) to “Zuora,” “Company,” “our,” “us,” and “we” refer to Zuora, Inc. and where appropriate, its consolidated subsidiaries.

This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. All statements contained in this Form 10-Q, other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. Words such as “believes,” “may,” “will,” “estimates,” “potential,” “continues,” “anticipates,” “intends,” “expects,” “could,” “would,” “projects,” “plans,” “targets,” and variations of such words and similar expressions are intended to identify forward-looking statements.

Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements about our expectations regarding:

•	trends in revenue, cost of revenue, and gross margin;

•	our investments in our platform and the cost of third-party hosting fees;

•	trends in operating expenses, including research and development expense, sales and marketing expense, and general and administrative expense, and expectations regarding these expenses as a percentage of revenue;

•	our existing cash and cash equivalents and restricted cash balances, funds available under our loan and security agreement, and cash provided by subscriptions to our platform and related professional services being sufficient to meet our working capital and capital expenditure needs for at least the next 12 months; and

•	other statements regarding our future operations, financial condition, and prospects and business strategies.

Such forward-looking statements are based on our expectations as of the date of this filing and are subject to a number of risks, uncertainties and assumptions, including but not limited to, risks detailed in the “Risk Factors” section of this Form 10-Q. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission (SEC) that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and circumstances discussed in this Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. In addition, the forward-looking statements in this Form 10-Q are made as of the date of this filing, and we do not undertake, and expressly disclaim any duty, to update such statements for any reason after the date of this Form 10-Q or to conform statements to actual results or revised expectations, except as required by law.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

ZUORA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	April 30, 2018	January 31, 2018
Assets
Current assets:
Cash and cash equivalents	$202,514	$48,208
Accounts receivable, net of allowance for doubtful accounts of $2,914 and $3,292 as of April 30, 2018 and January 31, 2018, respectively	45,388	49,764
Restricted cash, current portion	220	—
Prepaid expenses and other current assets	8,780	9,302

Total current assets	256,902	107,274
Property and equipment, net	10,923	10,204
Restricted cash, net of current portion	4,935	5,155
Purchased intangibles, net	10,610	11,292
Goodwill	20,614	20,614
Other assets	2,822	827

Total assets	$306,806	$155,366

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,466	$2,572
Accrued expenses and other current liabilities	27,825	24,496
Accrued employee liabilities	17,383	17,701
Lease obligation, current portion	967	1,066
Debt, current portion	4,167	2,917
Deferred revenue, current portion	67,605	66,058

Total current liabilities	121,413	114,810
Debt, net of current portion	10,803	12,052
Deferred revenue, net of current portion	424	346
Lease obligation, net of current portion	187	324
Other long-term liabilities	1,717	1,168

Total liabilities	134,544	128,700

Commitments and contingencies (note 13)
Stockholders’ equity:
Convertible preferred stock	—	6
Class A common stock	1	—
Class B common stock	10	3
Additional paid-in capital	455,610	286,152
Related party receivable	(5,619)	(1,281)
Accumulated comprehensive loss	392	471
Accumulated deficit	(278,132)	(258,685)

Total stockholders’ equity	172,262	26,666

Total liabilities and stockholders’ equity	$306,806	$155,366

See notes to condensed consolidated financial statements.

ZUORA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended April 30,
	2018	2017
Revenue:
Subscription	$36,114	$26,055
Professional services	15,630	6,284

Total revenue	51,744	32,339

Cost of revenue:
Subscription	9,865	6,035
Professional services	16,153	6,774

Total cost of revenue	26,018	12,809

Gross profit	25,726	19,530

Operating expenses:
Research and development	12,062	7,877
Sales and marketing	22,837	14,952
General and administrative	9,411	4,679

Total operating expenses	44,310	27,508

Loss from operations	(18,584)	(7,978)
Interest and other (expense) income, net	(673)	(16)

Loss before income taxes	(19,257)	(7,994)
Income tax provision	(190)	(132)

Net loss	(19,447)	(8,126)

Comprehensive loss:
Foreign currency translation adjustment	(78)	166

Comprehensive loss	$(19,525)	$(7,960)

Net loss per share attributable to common stockholders, basic and diluted	$(0.43)	$(0.33)

Weighted-average shares outstanding used in calculating net loss per share attributable to common stockholders, basic and diluted	44,886	24,986

See notes to condensed consolidated financial statements.

ZUORA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended April 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(19,447)	$(8,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,953	1,427
Stock-based compensation	4,601	1,154
Provision for doubtful accounts	1,195	345
Changes in operating assets and liabilities:
Accounts receivable	3,181	(363)
Prepaid expenses and other current assets	(1,932)	(242)
Other assets	(1,995)	(25)
Accounts payable	1,030	(1,105)
Accrued expenses and other current liabilities	1,936	932
Accrued employee liabilities	(318)	266
Deferred revenue	1,625	1,435
Other long-term liabilities	345	(56)

Net cash used in operating activities	(7,826)	(4,358)

Cash flows from investing activities:
Purchases of property and equipment	(1,764)	(711)

Net cash used in investing activities	(1,764)	(711)

Cash flows from financing activities:
Payments under capital leases	(236)	(535)
Proceeds from issuance of common stock upon exercise of stock options	5,749	1,305
Payments of offering costs	(1,892)	—
Proceeds from initial public offering costs, net of underwriters’ discounts and commissions	164,703	—
Payments under related party notes receivable	(4,344)	—
Repurchases of unvested common stock	(6)	—

Net cash provided by financing activities	163,974	770
Effect of exchange rates on cash and cash equivalents and restricted cash	(78)	166

Net increase (decrease) in cash and cash equivalents and restricted cash	154,306	(4,133)
Cash and cash equivalents and restricted cash, beginning of period	53,363	77,882

Cash and cash equivalents and restricted cash, end of period	$207,669	$73,749

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$—	$488

Lapse in restrictions on early exercised common stock options	$833	$156

Property and equipment purchases in accounts payable	$35	$31

Deferred offering costs payable or accrued but not paid	$2,181	$—

Reconciliation of cash and cash equivalents and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$202,514	$68,594
Restricted cash, current	220	—
Restricted cash, net of current portion	4,935	5,155

Total cash and cash equivalents and restricted cash	$207,669	$73,749

See notes to condensed consolidated financial statements.

ZUORA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Overview and Basis of Presentation

Description of Business

Zuora, Inc. was incorporated in the state of Delaware in 2006 and began operations in 2007. Zuora’s fiscal year ends on January 31. Zuora is headquartered in San Mateo, California.

The Company provides cloud-based software on a subscription basis that enables any company in any industry to successfully launch, manage, and transform into, a subscription business. Architected specifically for dynamic, recurring subscription business models, Zuora functions as an intelligent hub that automates and orchestrates the entire subscription order-to-cash process. The Company’s cloud-based software solution is the new system of record for subscription businesses.

References to Zuora, “Company”, “our”, or “we” in these notes refer to Zuora, Inc. and its subsidiaries on a consolidated basis.

Initial Public Offering

In April 2018, the Company completed an initial public offering (IPO), in which the Company issued and sold an aggregate of 12.7 million shares of its newly authorized Class A common stock at a price to the public of $14.00 per share. The shares sold included 1.7 million shares pursuant to the exercise by the underwriters of an option to purchase additional shares at a price of $14.00 per share less underwriting discounts and commissions. The Company received aggregate net proceeds of $162.2 million from the IPO after deducting underwriting discounts and commissions and payments of offering costs through April 30, 2018.

Prior to the completion of the IPO, all shares of common stock then outstanding were reclassified as Class B common stock, and all shares of convertible preferred stock outstanding immediately prior to the IPO were converted into 62.0 million shares of Class B common stock on a one-to-one basis.

As of April 30, 2018, 12.7 million shares of the Company’s Class A common stock and 94.5 million shares of Class B common stock were outstanding.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. All intercompany balances and transactions have been eliminated in consolidation.

The unaudited condensed consolidated balance sheet as of January 31, 2018 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheet, statements of comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending January 31, 2019 or any future period.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s final prospectus dated April 11, 2018 (Prospectus) filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, as well as reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates. The Company’s most significant estimates and assumptions are related to revenue recognition with respect to the determination of the relative selling prices for the Company’s services; determination of the fair value of the Company’s common stock for valuation of the Company’s stock-based awards issued prior to the completion of the IPO; valuation of the Company’s stock-based awards; estimates of allowance for doubtful accounts; estimates of the fair value of goodwill, intangible assets and other long-lived assets; and the valuation of deferred income tax assets and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ materially from these estimates under different assumptions or conditions.

Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements

The Company’s significant accounting policies are discussed in “Index to Consolidated Financial Statements-Note 1. Summary of Business and Significant Accounting Policies” in the Prospectus. There have been no significant changes to these policies during the three months ended April 30, 2018, except as noted below.

Stock-Based Compensation

All stock-based compensation to employees, including the purchase rights issued under the Company’s 2018 Employee Stock Purchase Plan (ESPP), is based on the fair value of the awards on the date of grant. This fair value is recognized as an expense following the straight-line attribution method over the requisite service period of the entire award for stock options, restricted stock units (RSUs) and restricted stock; and over the offering period for the purchase rights issued under the ESPP.

The Company uses the Black-Scholes option pricing model to measure the fair value of its stock options and the purchase rights issued under the ESPP. The fair value of the RSUs and restricted stock is determined using the fair value of the Company’s Class A common stock on the date of grant.

Prior to the IPO, the fair value of the Company’s common stock was determined by the estimated fair value of the Company’s common stock at the time of grant. After the IPO, the Company uses the closing price of its Class A common stock on the date of grant for the fair value.

Stock-based compensation expense is recorded net of estimated forfeitures in the Company’s unaudited condensed consolidated statements of comprehensive loss.

Recent Accounting Pronouncements—Not Yet Adopted

The Jumpstart Our Business Startups Act (JOBS Act) allows the Company, as an “emerging growth company,” to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act. The adoption dates discussed below reflect this election.

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09) and has modified the standard thereafter. These standards replace existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. ASU 2014-09, as amended, became effective for public companies for the fiscal year beginning after December 15, 2017 and interim periods within that year. Private companies have an additional year to adopt the standard. The two permitted transition methods under the new standard are the full retrospective method, under which ASU 2014-09 would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, under which the cumulative effect of applying ASU 2014-09 would be recognized at the date of initial application. The Company plans to adopt the new revenue standard when it becomes effective for the Company for the fiscal year ending January 31, 2020 (i.e., effective February 1, 2019). The Company is currently in the process of determining what method of adoption it plans to use. The Company is currently assessing the effect the guidance will have on its condensed consolidated financial statements.

The adoption also affects the deferral of incremental commission costs of obtaining subscription contracts, which previously were expensed as incurred. Under the new standard, the Company will defer all incremental commission costs to obtain the contract and amortize them over the expected period of benefit. The Company is currently assessing the expected period of benefit.

In addition, the new standard will expand the disclosures to be made in the Company’s consolidated financial statements, including disaggregation of revenue, information on contract balances, deferred contract acquisition costs, performance obligations, and remaining performance obligations.

In January 2016, the FASB issued ASU No. 2016-01 (Subtopic 825-10), Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01), which primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. ASU 2016-01 is effective for fiscal years beginning after December 15, 2018, and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company has not yet adopted ASU 2016-01 and is currently evaluating the impact of adoption on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 (Topic 842)—Leases (ASU 2016-02), which supersedes the guidance in topic ASC 840, Leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASU 2016-02 is effective for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company has not yet adopted ASU 2016-02 and is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). Under existing U.S. GAAP, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted. When deferred tax balances related to items originally recorded in accumulated other comprehensive income (loss) are adjusted, certain tax effects become stranded in accumulated other comprehensive income. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income (loss) to retained earnings (accumulated deficit) for stranded income tax effects resulting from the Tax Cuts and Jobs Act (the Tax Act). The amendments in this ASU also require certain disclosures about stranded income tax effects. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption in any period is permitted. The Company’s provisional adjustments recorded in the fiscal year ended January 31, 2018 to account for the impact of the Tax Act did not result in stranded tax effects. The Company has not yet adopted ASU 2018-02 and does not expect the adoption to have a significant impact on its condensed consolidated financial statements.

Recent Accounting Pronouncements—Adopted

The Company adopted ASU No. 2016-09 (Topic 718), Improvements to Employee Share-Based Payments Accounting (ASU 2016-09), effective February 1, 2018. The Company elected to continue to estimate its forfeiture rate. The adoption of this standard did not have an effect on the statement of cash flows. The Company prospectively records excess tax benefits and deficiencies that result when stock-based awards vest or are settled within the provision for incomes taxes in the condensed consolidated statements of comprehensive loss; all such excess tax benefits were fully offset by a valuation allowance for the three months ended April 30, 2018 and 2017.

In November 2016, the FASB issued ASU No. 2016-18 (Topic 230), Statement of Cash Flows, Restricted Cash (ASU 2016-18), which amends the guidance in ASC 230 Statement of Cash Flows and requires that entities show the changes in total of cash, cash equivalents, restricted cash, and restricted cash equivalents in their statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, and is applied retrospectively when adopted. Early adoption is permitted. On February 1, 2018, the Company adopted ASU 2016-18 and is now presenting its cash and cash equivalents and restricted cash together in its condensed consolidated statements of cash flows.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business (ASU 2017-01), which amends the guidance of FASB Accounting Standards Codification Topic 805, “Business Combinations,” adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted under certain circumstances. On February 1, 2018, the Company adopted ASU 2017-01 and the adoption did not have an impact on its condensed consolidated financial statements as no business combinations have occurred since adoption.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (ASU 2017-04), which removes the second step of the goodwill impairment test that requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019 and will be applied prospectively. On February 1, 2018, the Company adopted ASU 2017-04 and the adoption did not have a significant impact on its condensed consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting (ASU 2017-09), which clarifies which changes to the terms or conditions of a share-based payment award are subject to the guidance on modification accounting. Entities would apply the modification accounting guidance unless the value, vesting requirements, and classification of a share-based payment award are the same immediately before and after a change to the terms or conditions of the award. This guidance is effective for annual and interim periods beginning after December 15, 2017 and would be applied prospectively to awards modified on or after the effective date. Early adoption is permitted. On February 1, 2018, the Company adopted ASU 2017-09 and the adoption did not have a significant impact on its condensed consolidated financial statements.

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	April 30, 2018	January 31, 2018
Prepaid software subscriptions	$3,210	$3,239
Capitalized offering costs	—	2,460
Prepaid rent	472	657
Taxes	374	533
Prepaid hosting costs	882	486
Short-term deposits	484	480
Prepaid insurance	1,758	445
Prepaid employee-related costs	286	132
Other	1,314	870

Total	$8,780	$9,302

Note 4. Fair Value Measurements

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, other accrued expenses, debt and capital lease obligations, approximate their fair values due to their relatively short maturity, and in the case of leases, market interest rates.

The accounting guidance for fair value measurements establishes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

Level input	Input definition

Level 1	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets

Level 2	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date

Level 3	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date

In general, and where applicable, the Company uses quoted prices in active markets for identical assets or liabilities to determine fair value. If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then the Company uses quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable either directly or indirectly.

The Company does not have any significant assets or liabilities that utilize Level 2 or Level 3 (unobservable) inputs. As of April 30, 2018 and as of January 31, 2018, the Company held cash equivalents and restricted cash of approximately $186.3 million and $35.1 million, respectively, in money market funds measured at fair value using Level 1 inputs.

Note 5. Property and Equipment, Net

Property and equipment (in thousands) consisted of the following:

	As of
	April 30, 2018	January 31, 2018
Servers	$11,602	$11,283
Computer equipment	7,755	6,885
Software	7,765	7,148
Leasehold improvements	2,023	1,968
Furniture and fixtures	1,576	1,446
Vehicles	24	25

	30,745	28,755
Less accumulated depreciation and amortization	(19,822)	(18,551)

Total	$10,923	$10,204

Depreciation and amortization expense was $1.3 million and $1.2 million for the three months ended April 30, 2018 and 2017, respectively, and is included in operating expenses and cost of revenue in the accompanying unaudited condensed consolidated statements of comprehensive loss. Internal-use software amortization recorded to cost of subscription revenue was $0.3 million for the three months ended April 30, 2018 and 2017.

Note 6. Purchased Intangible Assets

The following table summarizes the purchased intangible asset balances (in thousands):

	As of April 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$7,697	$(3,130)	$4,567
Customer relationships	5,933	(680)	5,253
Trade names	909	(119)	790

Total	$14,539	$(3,929)	$10,610

	As of January 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$7,697	$(2,666)	$5,031
Customer relationships	5,933	(494)	5,439
Trade names	909	(87)	822

Total	$14,539	$(3,247)	$11,292

Amortization expense related to purchased intangible assets was approximately $0.7 million and $0.2 million for the three months ended April 30, 2018 and 2017, respectively, and is included in cost of subscription revenue in the accompanying unaudited condensed consolidated statements of comprehensive loss.

Note 7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	April 30, 2018	January 31, 2018
Accrued acquisition-related payments	$12,558	$12,558
Accrued goods and services taxes	2,488	2,488
Accrued outside services and consulting	2,697	2,006
Accrued IPO-related costs	1,274	1,120
Accrued legal fees	324	828
Employee early exercised stock options	1,222	556
Accrued sales and use tax liability	477	431
Accrued foreign income taxes	351	221
Other accrued expenses	6,434	4,288

Total	$27,825	$24,496

Note 8. Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	As of
	April 30, 2018	January 31, 2018
Long-term income taxes payable	$469	$472
Deferred rent, net of current portion	682	356
Early exercised common stock options	344	139
Other	222	201

Total	$1,717	$1,168

Note 9. Debt

On June 14, 2017, the Company entered into a Loan and Security Agreement (Debt Agreement) with Silicon Valley Bank. The Debt Agreement established a revolving loan and a term loan facility in the amount of $10.0 million and $30.0 million, respectively.

Revolving Loan. The Debt Agreement allows the Company to borrow up to $10.0 million until June 2019 in revolving loans. The revolving loan is intended to support working capital and general corporate uses and is available to the Company to draw down upon anytime up to 24 months from the effective date of the agreement. Advances drawn down under the revolving loan incur interest at the prime rate as published by the Wall Street Journal (WSJ Prime Rate) which is due monthly on any amounts drawn down, with the principal due at maturity. Any outstanding amounts must be fully repaid before June 14, 2019. The Company is required to pay an annual fee of $20,000 on this revolving loan, regardless of any amounts drawn down. As of April 30, 2018, the Company had not drawn down any amounts under this revolving loan.

Term Loan. The Debt Agreement allows the Company to borrow up to $30.0 million in the form of term loans. In June 2017, the Company drew down $15.0 million to partially finance the acquisition of Leeyo Software, Inc. (Leeyo), and the remaining $15.0 million is available for borrowing until June 14, 2018. Any outstanding amounts drawn down under the term loan accrue interest at the WSJ Prime rate plus 1.00%. The interest rate was 5.75% as of April 30, 2018. The Company is required to make monthly payments of interest with respect to any amounts borrowed until June 2018 and subsequently must make equal monthly payments of principal and interest over the following 36 months. The Company may prepay all outstanding principal and accrued interest at any time without penalty. The Company will incur a facility fee of 1.5% upon the earlier to occur of prepayment or the termination of the facility. As of April 30, 2018, the Company had $15.0 million outstanding under the term loan.

Both the revolving loan and the term loan are subject to a certain financial covenant to maintain an adjusted quick ratio of no less than 1.10:1.00. As of April 30, 2018, the Company was in compliance with this financial covenant. The Debt Agreement also imposes certain limitations with respect to lines of business, mergers, investments and acquisitions, additional indebtedness, distributions, guarantees, liens, and encumbrances. The Company was also in compliance with these restrictions as of April 30, 2018.

The Company incurred transaction costs and fees payable to the lender related to the issuance of the term loan. The amount, net of amortization, is immaterial and is presented as a reduction to the carrying amount of the term loan and is presented under debt in the Company’s condensed consolidated balance sheets.

The Company’s indebtedness under the Debt Agreement is secured by a lien on substantially all of its assets, including its intellectual property.

Note 10. Income Taxes

For the three months ended April 30, 2018 and 2017, the Company recorded a tax provision of $0.2 million and $0.1 million on pretax loss of $19.3 million and $8.0 million, respectively. The effective tax rates for the three month periods ended April 30, 2018 and 2017 were (1.00)% and (1.65)%, respectively. The effective tax rates differ from the statutory rates primarily as a result of providing no benefit on pretax losses incurred in the United States, as the Company has determined that the benefit of the losses is not more likely than not to be realized.

On December 22, 2017, the Tax Act was signed into law, most provisions of which became effective starting in 2018, including the reduction of the statutory corporate income tax rate from 35% to 21%. As of April 30, 2018, the Company had not completed its accounting for the tax effects of enactment of the Tax Act; however, in the three months ended January 31, 2018, the Company made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax. No adjustments to the provisional amounts recorded in the three months ended January 31, 2018 have been made during the three months ended April 30, 2018. In the three months ended April 30, 2018, the Company assessed the effect of certain international provisions of the Tax Act that became effective beginning January 1, 2018 and determined that these provisions were immaterial in amount and therefore the Company did not record any adjustments as a result of its assessment. The Company will continue to analyze its provision for income taxes under the Tax Act as future guidance is issued. Any revisions will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118.

Note 11. Stockholders’ Equity

Convertible Preferred Stock

Immediately prior to the completion of the IPO, all shares of convertible preferred stock then outstanding were converted into 62.0 million shares of Class B common stock on a one-to-one basis. As of April 30, 2018, there were no shares of convertible preferred stock issued and outstanding.

Common Stock

Prior to the IPO, all shares of common stock then outstanding were reclassified into Class B common stock. Shares offered and sold in the IPO consisted of newly authorized shares of Class A common stock.

As of April 30, 2018, the Company had authorized 500.0 million shares of Class A common stock and 500.0 million shares of Class B common stock, each with a par value of $0.0001 per share. As of April 30, 2018, 12.7 million shares of Class A common stock and 94.5 million shares of Class B common stock were issued and outstanding.

Holders of Class A and Class B common stock are entitled to one vote per share and ten votes per share, respectively, and the shares of Class A common stock and Class B common stock are identical, except for voting and conversion rights.

Note 12. Employee Stock Plans

Equity Incentive Plans

In March 2018, the Company’s board of directors adopted and its stockholders approved the 2018 Equity Incentive Plan (2018 Plan). The 2018 Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, RSUs, performance awards, and stock bonuses. As of April 30, 2018, approximately 8.8 million shares of Class A common stock were reserved and available for issuance under the 2018 Plan. In addition, as of April 30, 2018, 17.7 million options and RSUs exercisable or settleable for Class B common stock were outstanding in the aggregate under the Company’s 2006 Stock Plan (2006 Plan) and 2015 Equity Incentive Plan (2015 Plan), which plans were terminated in May 2015 and April 2018, respectively. The 2006 Plan and 2015 Plan continue to govern outstanding equity awards granted thereunder.

Stock Options

The following table summarizes stock option activity and related information is as follows (in thousands except exercise price and contractual term):

	Shares Subject To Outstanding Stock Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of January 31, 2018	15,401	$3.56	7.91	$83,322
Granted	3,550	7.94	—
Exercised	(1,968)	2.94	—	12,003
Forfeited	(139)	4.88	—

Balance as of April 30, 2018	16,844	4.55	8.23	247,813

Exercisable as of April 30, 2018	16,067	4.50	8.18	237,074
Vested and expected to vest as of April 30, 2018	14,657	4.40	8.11	217,787

The weighted average grant date fair value of options granted during the three months ended April 30, 2018 and 2017 was $6.75 and $1.42 respectively. The aggregate intrinsic value of options exercised during the three months ended April 30, 2018 and 2017 was $12.0 million and $1.3 million, respectively. As of April 30, 2018, there was $29.6 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over the next 3.26 years.

The Company used the Black-Scholes option-pricing model to estimate the fair value of its stock options granted with the following assumptions:

	Three Months Ended April 30,
	2018	2017
Fair value of common stock	$12.28	$3.28 - 3.58
Expected volatility	39.23% - 40.86%	40.00% - 42.62%
Expected term (years)	5.06 - 6.44	5.14 - 6.99
Risk-free interest rate	2.62% - 2.73%	1.89% - 2.26%
Expected dividend yield	—	—

Options Subject to Early Exercise

At the discretion of the board of directors, certain options may be exercisable immediately at the date of grant but are subject to a repurchase right, under which the Company may buy back any unvested shares at the lower of their original exercise price or then current fair market value in the event of an employee’s termination prior to vesting. The consideration received for an exercise of an unvested option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The liabilities are reclassified into equity as the awards vest. As of April 30, 2018 and January 31, 2018, the Company had $1.6 million and $0.7 million, respectively, recorded in accrued expenses and other current liabilities, and other long-term liabilities, related to early exercises of options to acquire 0.4 million and 0.2 million shares of Class B common stock, respectively.

Restricted Stock and RSU Activity

The Company did not grant any RSUs or restricted stock during the three months ended April 30, 2018. As of April 30, 2018, there was $10.7 million of unrecognized compensation cost related to unvested RSUs and restricted stock, which is expected to be recognized over the next 2.27 years.

2018 Employee Stock Purchase Plan

In March 2018, the Company adopted the 2018 Employee Stock Purchase Plan (ESPP), which became effective on the date of the Prospectus. The ESPP initially reserved and authorized the issuance of up to a total of 2.4 million shares of Class A common stock to participating employees. The initial offering period began April 11, 2018 and will end on June 14, 2020 with purchase dates of December 14, 2018, June 14, 2019, December 14, 2019 and June 14, 2020. Except for the initial offering period, the ESPP provides for 24-month offering periods beginning June 15 and December 15 of each year, and each offering period will consist of four six-month purchase periods. On each purchase date, ESPP participants will purchase shares of the Company’s Class A common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Class A common stock on the offering date or (2) the fair market value of the Class A common stock on the purchase date.

As of April 30, 2018, there was approximately $6.0 million of unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized over the remaining term of the initial offering period.

The Company estimated the fair value of ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

Three Months Ended April 30, 2018
Fair value of common stock	$14.00
Expected volatility	26.64% - 29.93%
Expected term (in years)	0.68 - 2.18
Risk-free interest rate	2.01% - 2.36%
Expected dividend yield	—

Stock-Based Compensation Expense

Stock-based compensation expense was recorded in the following cost and expense categories in the Company’s unaudited condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended April 30,
	2018	2017
Cost of subscription revenue	$323	$88
Cost of professional services revenue	1,031	140
Research and development	1,048	329
Sales and marketing	1,590	406
General and administrative	609	191

Total stock-based compensation expense	$4,601	$1,154

Note 13. Commitments and Contingencies

(a) Leases

The Company periodically leases facilities and equipment under noncancelable capital and operating leases. The terms of the lease agreements may provide for rental payments on a graduated basis, and accordingly, the Company recognizes related rent expense on a straight-line basis over the entire lease term, and has accrued for rent expense incurred but not paid.

The Company has capital lease agreements with a lender to use data center equipment and related software. The lease agreements provide the Company the ability to finance its equipment purchases over an extended period of time. At the end of the term, the Company must return the equipment to the lender. In some cases, the Company has the ability to purchase the equipment at its then current fair market value. In connection with the equipment financing agreement, the Company’s bank issued letters of credit of $4.4 million as of April 30, 2018, classified as restricted cash on its unaudited condensed consolidated balance sheet.

As of April 30, 2018, the Company had operating leases for its offices in the United States and other locations around the world. The Company also had operating leases for facilities related to its U.S. data centers in Las Vegas, Nevada and Santa Clara, California. The initial lease term for these facilities ranged from three to seven years and includes approximately 124,000 square feet of space. In connection with these leased facilities, the Company’s bank issued irrevocable letters of credit on the leases of $0.8 million as of April 30, 2018, classified as restricted cash on the Company’s unaudited condensed consolidated balance sheet.

Certain facility lease agreements contain allowances, rent holidays, and escalation provisions. For these leases, the Company recognizes the related rental expense on a straight-line basis over the lease period of the facility and records the difference between amounts charged to operations and amounts paid as deferred rent. Deferred rent was $0.9 million and $1.0 million as of April 30, 2018 and January 31, 2018, respectively, and is included in accrued expenses and other current liabilities and other long-term liabilities in the condensed consolidated balance sheets. Rent expense was $1.8 million and $1.3 million for the three months ended April 30, 2018 and 2017, respectively.

In April 2018, the Company entered into a new operating lease agreement for 9,611 square feet of office space located in London, England. Total lease payments are approximately $4.9 million over a contractual term of five years.

(b) Legal Matters

The Company may be subject to legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of its business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of such matters will not have a material adverse effect on the Company’s results of operations or financial condition.

(c) Other Contractual Obligations

As of April 30, 2018, the Company had a contractual obligation to pay $12.6 million in connection with the acquisition of Leeyo that was paid in May 2018. The Company also has a contractual obligation to purchase $2.2 million in web hosting services from one of its vendors by September 30, 2018.

Note 14. Net Loss Per Share Attributable to Common Stockholders

Basic and diluted net loss per common share is presented in conformity with the two-class method required for participating securities.

Class A and Class B common stock are the only outstanding equity in the Company. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Shares of Class B common stock may be converted into Class A common stock at any time at the option of the stockholder, and are automatically converted into Class A common stock upon sale or transfer, subject to certain limited exceptions.

Basic net loss per share attributable to common stockholders is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. The dilutive effect of these potential common shares is reflected in diluted earnings per share by application of the treasury stock method.

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Three Months Ended April 30,
	2018	2017
Numerator:
Net loss	$(19,447)	$(8,126)
Denominator:
Weighted-average common shares outstanding, basic and diluted	44,886	24,986

Net loss per share attributable to common stockholders, basic and diluted	$(0.43)	$(0.33)

Since the Company was in a loss position for all periods presented, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders as the inclusion of all potential common shares outstanding would have been anti-dilutive. No ESPP contributions were received in the three months ended April 30, 2018 and thus there was no impact to diluted net loss per share attributable to common stockholders. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	Three Months Ended April 30,
	2018	2017
Conversion of convertible preferred stock	—	61,984
Issued and outstanding stock options	16,844	15,401
Unvested restricted stock issued and outstanding	1,967	2,203
Unvested RSUs issued and outstanding	828	834

Total	19,639	80,422

Note 15. Related Party Transactions

Certain members of the Company’s Board of Directors serve or are closely affiliated with people who serve on the Board of Directors of companies that are customers or vendors of the Company. Certain of the Company’s executive officers also serve on the Board of Directors of companies that are customers or vendors of the Company. Related party transactions were not material as of and for the three months ended April 30, 2018.

In April 2018, the Company paid $4.4 million of taxes owed in connection with restricted stock granted to two employees in exchange for full-recourse promissory notes. The notes are secured by 4.6 million shares of restricted common stock. The notes accrue interest at a rate of 2.72% and will become payable in full upon the earlier of: (i) a change in control or (ii) January 12, 2019. Consistent with ASC 505-10-45, the notes receivable balance is presented as a deduction from stockholders’ equity. This is also consistent with Rule 5-02.30 Regulation S-X of the Code of Federal Regulations. No principal or interest payments were made on the notes during the three months ended April 30, 2018.

Note 16. Subsequent Events

Office Lease

In May 2018, the Company entered into a new operating lease agreement for 34,487 square feet of office space located in San Francisco, California that will replace its existing office in San Francisco. Total lease payments are approximately $15.2 million over a contractual term of six years.

Contractual Obligations and Debt Borrowings

As of April 30, 2018, the Company had a contractual obligation to pay $12.6 million in connection with the acquisition of Leeyo. In May 2018, the Company paid this obligation in full.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q and our Prospectus. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Form 10-Q and in our Prospectus. Our fiscal year ends January 31.

Overview

We provide cloud-based software on a subscription basis that enables any company in any industry to successfully launch, manage, and transform into a subscription business. Architected specifically for dynamic, recurring subscription business models, our solution functions as an intelligent subscription management hub that automates and orchestrates the subscription order-to-cash process, including quoting, billing, collections, analytics, and revenue recognition. We offer businesses the ability to meet the constantly-evolving needs of their subscribers, capitalize on new revenue opportunities, and accelerate business growth.

An increasing number of industries are undergoing a transformation in business models as part of a broader shift to the Subscription Economy. Success in the Subscription Economy requires companies with legacy product-centric businesses to undertake a large-scale systemic shift in how they operate, reorienting themselves around their subscribers.

This new business model is inherently dynamic, with multiple interactions and constantly-changing relationships and events. The capabilities to launch, price, and bill for products, facilitate and record cash receipts, process and recognize revenue, and produce the data required to close their books and drive key decisions are mission critical and particularly complex for companies with subscription business models. As a result, as companies launch or grow a subscription business, they often conclude that traditional ERP-centric systems are inadequate.

We began operations in 2007 with a vision of providing the cloud-based software necessary to bring about, and enable companies to succeed in, the Subscription Economy. Since our inception, we have continued to innovate and have made significant investments to deliver a comprehensive solution for a broad array of use cases in the Subscription Economy. In April, 2018, we completed our initial public offering, in which we sold approximately 12.7 million shares of our Class A common stock, including shares sold pursuant to the underwriters’ option to purchase additional shares. The shares were sold at a price to the public of $14.00 per share for aggregate net proceeds of approximately $162.2 million, after underwriting discounts and commissions and payments of offering costs through April 30, 2018.

We generated subscription revenue of $36.1 million and total revenue of $51.7 million for the three months ended April 30, 2018, increases of 39% and 60% year-over-year, respectively. We have continued to make significant expenditures and investments, including personnel-related costs, infrastructure, operations and innovation, and have incurred net losses in each period since our inception, including net losses of $19.4 million and $8.1 million for the three months ended April 30, 2018 and 2017, respectively.

Key Operational and Financial Metrics

We monitor the following key operational and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:

Customers with Annual Contract Value (ACV) Equal to or Greater than $100,000

We believe our ability to enter into larger contracts is indicative of broader adoption of our solution by larger organizations. It also reflects our ability to expand our revenue footprint within our current customer base. We define ACV as the subscription revenue we would contractually expect to recognize from that customer over the next twelve months, assuming no increases or reductions in their subscriptions. We define the number of customers at the end of any particular period as the number of parties or organizations that have entered into a distinct subscription contract with us for which the term has not ended. Each party with which we have entered into a distinct subscription contract is considered a unique customer, and in some cases, there may be more than one customer within a single organization. We have increased the number of customers with ACV equal to or greater than $100,000 to 441 as of April 30, 2018, as compared to 415 customers as of January 31, 2018.

Dollar-Based Retention Rate

We believe our dollar-based retention rate is a key measure of our ability to retain and expand revenue from our customer base over time. We calculate our dollar-based retention rate as of a period end by starting with the sum of the ACV from all customers as of twelve months prior to such period end, or prior period ACV. We then calculate the sum of the ACV from these same customers as of the current period end, or current period ACV. Current period ACV includes any upsells and also reflects contraction or attrition over the trailing twelve months, but excludes revenue from new customers added in the current period. We then divide the current period ACV by the prior period ACV to arrive at our dollar-based retention rate. We have increased our dollar-based retention rate to 112% as of April 30, 2018, as compared to 110% as of January 31, 2018.

Components of Our Results of Operations

Revenue

Subscription revenue. Subscription revenue consists of fees for access to, and use of, our products, as well as customer support. We generate subscription fees pursuant to non-cancelable subscription agreements with terms that typically range from one to three years. Subscription revenue is primarily based on fees to access our services platform over the subscription term. We typically invoice customers in advance in either annual or quarterly installments. Customers can also elect to purchase additional volume blocks or products during the term of the contract. We recognize subscription revenue ratably over the term of the subscription period, beginning on the date that access to our platform is provided, which is generally on or about the date the subscription agreement is signed.

Professional services revenue. Professional services revenue consists of fees for services related to helping our customers deploy, configure, and optimize the use of our solutions. These services include system integration, data migration, process enhancement, and training. Professional services projects generally take three to twelve months to complete. Once the contract is signed, we generally invoice for professional services on a time and materials basis, although we occasionally engage in fixed-price service engagements and invoice for those based upon agreed milestone payments. We recognize revenue as services are performed for time and materials engagements and on a proportional performance method as the services are performed for fixed fee engagements.

Impact of ASC 606 Adoption. In May 2014, the FASB issued ASC 606, and has modified the standard thereafter. This standard replaces existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. This new revenue standard became effective for public companies for the fiscal year beginning after December 15, 2017, and interim periods within that year. Private companies have an additional year to adopt the standard. The two permitted transition methods under the new standard are the full retrospective method, under which ASC 606 would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, under which the cumulative effect of applying ASC 606 would be recognized at the date of initial application. We plan to adopt ASC 606 when it becomes effective for us for the fiscal year ending January 31, 2020 (i.e., effective February 1, 2019). We are currently in the process of determining what method of adoption we plan to use and we are assessing the effect the guidance will have on our condensed consolidated financial statements.

Deferred Revenue

Deferred revenue consists of customer billings in advance of revenue being recognized from our subscription and support services and professional services arrangements. We primarily invoice our customers for subscription services arrangements annually or quarterly in advance. Amounts anticipated to be recognized within one year of the balance sheet date are recorded as deferred revenue, current portion, and the remaining portion is recorded as deferred revenue, net of current portion in the unaudited condensed consolidated balance sheets.

Overhead Allocation and Employee Compensation Costs

We allocate shared costs, such as facilities costs (including rent, utilities, and depreciation on capital expenditures related to facilities shared by multiple departments), information technology costs, and certain administrative personnel costs to all departments based on headcount and location. As such, allocated shared costs are reflected in each cost of revenue and operating expenses category. Employee compensation costs consist of salaries, bonuses, commissions, benefits, and stock-based compensation.

Cost of Revenue, Gross Profit and Gross Margin

Cost of subscription revenue. Cost of subscription revenue consists primarily of costs related to hosting our platform and providing customer support. These costs include data center costs and third-party hosting fees, employee compensation costs associated with our cloud-based infrastructure and our customer support organizations, amortization expense associated with capitalized internal-use software and purchased technology, allocated overhead, software and maintenance costs, and outside services associated with the delivery of our subscription services. We intend to continue to invest in our platform infrastructure, including third-party hosting capacity, and support organizations. However, the level and timing of investment in these areas could fluctuate and affect our cost of subscription revenue in the future.

Cost of professional services revenue. Cost of professional services revenue consists primarily of costs related to the deployment of our platform. These costs include employee compensation costs for our professional services team, allocated overhead, travel costs, and costs of outside services associated with supplementing our internal staff. Cost of providing professional services has historically been similar to the associated professional services revenue, and we expect this to continue for the foreseeable future.

Gross profit and gross margin. Our gross profit and gross margin may fluctuate from period to period as our revenue fluctuates, and as a result of the timing and amount of investments to expand hosting capacity, including through third party cloud providers, our continued efforts to build platform support and professional services teams, as well as the amortization expense associated with capitalized internal-use software and acquired technology.

Operating Expenses

Sales and marketing. Sales and marketing expense consists primarily of employee compensation costs, including commissions for our sales personnel, allocated overhead, costs of general marketing and promotional activities, and travel costs. We currently expense sales commissions in the period of sale. Once we adopt ASC 606, commissions will be amortized in sales and marketing expense over the period of benefit. Our sales and marketing expense as a percentage of total revenue has decreased in recent periods. We expect to continue to make significant investments as we expand our customer acquisition and retention efforts and, therefore, expect sales and marketing expense to increase in absolute dollars but may vary as a percentage of total revenue for the foreseeable future.

Research and development. Research and development expense consists primarily of employee compensation costs, allocated overhead, and travel costs. We capitalize research and development costs associated with the development of internal-use software. As of April 30, 2018, capitalized costs for internal-use software were $3.7 million, and we expect to amortize these costs over a remaining period of approximately two to three years into cost of subscription revenue. All other research and development costs are expensed as incurred. We believe that continued investment in our platform is important for our growth, and as such, expect our research and development expense to continue to increase in absolute dollars for the foreseeable future but may increase or decrease as a percentage of revenue.

General and administrative. General and administrative expense consists primarily of employee compensation costs, allocated overhead, and travel costs for finance, accounting, legal, human resources, and recruiting personnel. In addition, general and administrative expense includes non-personnel costs, such as accounting fees, legal fees, and all other supporting corporate expenses not allocated to other departments.

We expect to incur additional costs as a result of operating as a public company, including costs related to compliance and reporting obligations of public companies, and increased costs for insurance, investor relations, and professional services. As a result, we expect our general and administrative expense to continue to increase in absolute dollars for the foreseeable future but may vary as a percentage of revenue.

Interest and Other (Expense) Income, net

Interest and other (expense) income, net primarily consists of interest income from our investment holdings, interest expense associated with our Loan and Security Agreement (Debt Agreement), and foreign exchange fluctuations.

Income Tax Provision (Benefit)

Provision for income taxes consists primarily of income taxes related to foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred assets will be utilized.

Results of Operations

The following tables set forth our unaudited condensed consolidated results of operations data for the periods presented in dollars and as a percentage of our total revenue (in thousands):

	Three Months Ended April 30,
	2018	2017
Revenue:
Subscription	$36,114	$26,055
Professional services	15,630	6,284

Total revenue	51,744	32,339

Cost of revenue:
Subscription*	9,865	6,035
Professional services*	16,153	6,774

Total cost of revenue	26,018	12,809

Gross profit	25,726	19,530

Operating expenses:
Research and development*	12,062	7,877
Sales and marketing*	22,837	14,952
General and administrative*	9,411	4,679

Total operating expenses	44,310	27,508

Loss from operations	(18,584)	(7,978)
Interest and other (expense) income, net	(673)	(16)

Loss before income taxes	(19,257)	(7,994)
Income tax provision	(190)	(132)

Net loss	$(19,447)	$(8,126)

*	Includes stock-based compensation expense as follows:

	Three Months Ended April 30,
	2018	2017
Subscription	$323	$88
Professional services	1,031	140
Research and development	1,048	329
Sales and marketing	1,590	406
General and administrative	609	191

Total stock-based compensation expense	$4,601	$1,154

	Three Months Ended April 30,
	2018	2017
Revenue:
Subscription	70%	81%
Professional services	30	19

Total revenue	100	100
Cost of revenue:
Subscription	19	19
Professional services	31	21

Total cost of revenue	50	40

Gross profit	50	60

Operating expenses:
Research and development	23	24
Sales and marketing	44	46
General and administrative	18	14

Total operating expenses	86	85

Loss from operations	(36)	(25)
Interest and other (expense) income, net	(1)	—

Loss before income taxes	(37)	(25)
Income tax provision	—	—

Net loss	(38)%	(25)%

Comparison of the Three Months Ended April 30, 2018 and 2017

Revenue

	Three Months Ended April 30,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscription	$36,114	$26,055	$10,059	39%
Professional services	15,630	6,284	9,346	149%

Total revenue	$51,744	$32,339	$19,405	60%

Percentage of revenue
Subscription	70%	81%
Professional services	30%	19%

Total revenue	100%	100%

Subscription revenue increased by $10.1 million, or 39%, for the three months ended April 30, 2018 compared to the three months ended April 30, 2017. The increase in subscription revenue was attributable to new customers acquired during the period and an increase in usage and sales of additional products to our existing customers. The expansion in usage by, and sale of additional products to, our existing customers was reflected in our dollar-based retention rate of 112% at April 30, 2018. The number of customers with ACV equal to or greater than $100,000 increased by 26 in April 30, 2018 from January 31, 2018. Subscription revenue for the three months ended April 30, 2018 included revenue attributable to our Zuora RevPro product. There was no revenue attributable to our Zuora RevPro product during the three months ended April 30, 2017 as our acquisition of Leeyo occurred in May 2017.

Professional services revenue increased by $9.4 million, or 149%, for the three months ended April 30, 2018 compared to the three months ended April 30, 2017, due primarily to professional services revenue attributable to our Zuora RevPro product and increased revenue from customer deployment of our other products, compared to the three months ended April 30, 2017.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$9,865	$6,035	$3,830	63%
Professional services	16,153	6,774	9,379	138%

Total cost of revenue	$26,018	$12,809	$13,209	103%

Gross margin:
Subscription	73%	77%
Professional services	(3)%	(8)%
Total gross margin	50%	60%

Cost of subscription revenue increased by $3.8 million, or 63%, for the three months ended April 30, 2018 compared to the three months ended April 30, 2017, primarily due to an increase of $1.3 million in employee compensation costs related to increased headcount, an increase of $1.1 million in third-party data center costs to support customer growth, an increase in $0.6 million of consulting costs, an increase of $0.4 million related to the amortization of purchased technology and amortization of internal-use software, an increase of $0.2 million in software license costs, and an increase of $0.2 million in allocated overhead. Cost of subscription revenue for the three months ended April 30, 2018 included costs attributable to our Zuora RevPro product. There were no cost of subscription revenue attributable to our Zuora RevPro product during the three months ended April 30, 2017 as our acquisition of Leeyo occurred in May 2017.

Our gross margin for subscription revenue decreased to 73% for the three months ended April 30, 2018 from 77% for the three months ended April 30, 2017 due to stock-based compensation and amortization of purchased intangibles, infrastructure investments in international markets and the impact of the acquisition accounting related to our Zuora RevPro product, partially offset by increased efficiencies from greater scale.

Cost of professional services revenue increased by $9.4 million for the three months ended April 30, 2018 compared to the three months ended April 30, 2017, due to a greater number of customer deployments. Cost of professional services included costs attributable to our Zuora RevPro product. There were no cost of professional services revenue attributable to our Zuora RevPro product during the three months ended April 30, 2017 as our acquisition of Leeyo occurred in May 2017.

Our gross margin for professional services revenue improved to (3)% for the three months ended April 30, 2018 from (8)% for the three months ended April 30, 2017. This increase was primarily attributable to the timing of an internal professional services training event that took place in the three months ended April 30, 2017 but did not take place in the three months ended April 30, 2018. We expect this event to be held in our second quarter of fiscal 2019.

Operating Expenses

Research and Development

	Three Months Ended April 30,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Research and development	$12,062	$7,877	$4,185	53%
Percentage of total revenue:	23%	24%

Research and development expense increased by $4.2 million, or 53%, for the three months ended April 30, 2018 compared to the three months ended April 30, 2017, primarily due to an increase of $3.5 million in employee compensation costs due to increased headcount, an increase of $0.6 million in allocated overhead and an increase of $0.2 million in travel costs, partially offset by a decrease of $0.4 million in costs related to higher capitalized internal-use software costs. Research and development expense for the three months ended April 30, 2018 included costs attributable to our Zuora RevPro product. There were no research and development costs attributable to our Zuora RevPro product during the three months ended April 30, 2017 as our acquisition of Leeyo occurred in May 2017.

Sales and Marketing

	Three Months Ended April 30,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$22,837	$14,952	$7,885	53%
Percentage of total revenue:	44%	46%

Sales and marketing expense increased by $7.9 million, or 53%, for the three months ended April 30, 2018 compared to the three months ended April 30, 2017, primarily due to an increase of $5.3 million in employee compensation costs related to increased headcount, an increase of $1.3 million in marketing and event costs, an increase of $0.6 million in allocated overhead costs, and an increase of $0.6 million in travel costs. Sales and marketing expense for the three months ended April 30, 2018 included costs attributable to our Zuora RevPro product. There were no sales and marketing costs attributable to our Zuora RevPro product during the three months ended April 30, 2017 as our acquisition of Leeyo occurred in May 2017.

General and Administrative

	Three Months Ended April 30,
	2018	2017	$ Change	% Change
	(dollars in thousands)
General and administrative	$9,411	$4,679	$4,732	101%
Percentage of total revenue:	18%	14%

General and administrative expense increased by $4.7 million, or 101%, for the three months ended April 30, 2018 compared to the three months ended April 30, 2017, primarily due to an increase of $1.8 million in employee compensation costs related to increased headcount, an increase of $1.5 million in professional services primarily related to accounting, tax and legal initiatives, an increase of $0.8 million in sales tax costs, an increase of $0.4 million in allocated overhead costs, and an increase of $0.2 million in software license costs. General and administrative expense for the three months ended April 30, 2018 included costs attributable to our Zuora RevPro product and costs related to becoming a publicly traded company. There were no general and administrative costs attributable to our Zuora RevPro product during the three months ended April 30, 2017 as our acquisition of Leeyo occurred in May 2017.

Interest and Other (Expense) Income, net

	Three Months Ended April 30,
	2018	2017	$ Change	% Change
	(in thousands)
Interest and other (expense) income, net	$(673)	$(16)	$(657)	not meaningful

Interest and other (expense) income, net changed by $0.7 million for the three months ended April 30, 2018 compared to the three months ended April 30, 2017. The change was primarily due to an increase of $0.7 million in currency translation losses resulting from foreign operations.

Income Tax Provision

	Three Months Ended April 30,
	2018	2017	$ Change	% Change
	(in thousands)
Income tax provision	$(190)	$(132)	$(58)	44%

We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the three months ended April 30, 2018 and 2017, we recorded a tax provision of $0.2 million and $0.1 million on losses before income taxes of $19.3 million and $8.0 million, respectively. The effective tax rates for the three month periods ended April 30, 2018 and 2017 were (1.0)% and (1.7)%, respectively. The effective tax rates differ from the statutory rates primarily as a result of providing no benefit on pre tax losses incurred in the United States, as we have determined that the benefit of the losses is not more likely than not to be realized.

Liquidity and Capital Resources

As of April 30, 2018, we had cash and cash equivalents and restricted cash of $207.7 million. Since inception, we have financed our operations primarily through the net proceeds we received through private sales of equity securities, payments received from customers for subscription and professional services, and borrowings from our Debt Agreement. Additionally, in April 2018, we completed our IPO, in which we issued and sold an aggregate of 12.7 million shares of Class A common stock at a price of $14.00 per share. We received aggregate net proceeds of $162.2 million from the IPO, after underwriting discounts and commissions and payments of offering costs through April 30, 2018.

We believe our existing cash and cash equivalents and restricted cash balances, funds available under our Debt Agreement, and cash provided by subscriptions to our platform and related professional services will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors, including the rate of our revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings, and the continuing market adoption of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may elect to or may be required to seek additional equity or debt financing. Sales of additional equity could result in dilution to our stockholders. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies, it could reduce our ability to compete successfully and harm our results of operations.

Debt Agreement

In June 2017, we entered into a Debt Agreement with Silicon Valley Bank. The Debt Agreement established a revolving loan and a term loan facility of $10.0 million and $30.0 million, respectively.

Revolving Loan. The Debt Agreement allows us to borrow up to $10.0 million until June 2019 in revolving loans. Advances drawn down under the revolving loan incur interest at the prime rate as published by the Wall Street Journal (WSJ Prime Rate), which is due monthly on any amounts drawn down, with the principal due at maturity. Any outstanding amounts must be fully repaid before June 14, 2019. We are required to pay an annual fee of $20,000 on this revolving loan, regardless of any amounts drawn down. As of April 30, 2018, we had not drawn down any amounts under this revolving loan.

Term Loan. The Debt Agreement allows us to borrow up to $30.0 million in term loans. In June 2017, we drew down $15.0 million of the proceeds to partially finance the acquisition of Leeyo Software, Inc. (Leeyo), and the remaining $15.0 million is available for draw-down until June 14, 2018. Any outstanding amounts drawn down under the term loan accrue interest at the WSJ Prime rate plus 1.00%. The interest rate was 5.75% as of April 30, 2018. We are required to make monthly payments of interest with respect to any amounts drawn down until June 2018 and subsequently must make equal monthly payments of principal and interest over the following 36 months. We may prepay all outstanding principal and accrued interest at any time without penalty. We will incur a facility fee of 1.5% upon the earlier to occur of prepayment or the termination of the facility. As of April 30, 2018, we had $15.0 million outstanding under the term loan. Both the revolving loan and the term loan are subject to certain covenants, including a requirement to maintain an adjusted quick ratio of no less than 1.10:1.00. As of April 30, 2018, we were in compliance with the covenants under the Debt Agreement.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended April 30,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(7,826)	$(4,358)
Net cash used in investing activities	(1,764)	(711)
Net cash provided by financing activities	163,974	770
Effects of changes in foreign currency exchange rates on cash and cash equivalents	(78)	166

Net increase (decrease) in cash and cash equivalents and restricted cash	$154,306	$(4,133)

Operating Activities

Our largest source of operating cash is cash collections from our customers for subscription and professional services. Our primary uses of cash from operating activities are for employee-related expenditures, marketing expenses, third-party consulting expenses, and third-party hosting costs.

For the three months ended April 30, 2018, cash used in operating activities was $7.8 million, which consisted of a net loss of $19.4 million, adjusted for non-cash charges of $7.7 million and net cash inflows of $3.9 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization of property and equipment and intangible assets, and provision for doubtful accounts. The changes in operating assets and liabilities were primarily due to a $3.2 million decrease in accounts receivable, net, an increase in accrued expenses and other current liabilities and accounts payable of $3.0 million and an increase in deferred revenue of $1.6 million, partially offset by a $3.9 million increase in other assets and prepaid expenses and other current assets.

For the three months ended April 30, 2017, cash used in operating activities was $4.4 million, which consisted of a net loss of $8.1 million, adjusted for non-cash charges of $2.9 million and net cash inflows of

$0.8 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization of property and equipment and intangible assets and provision for doubtful accounts. The changes in operating assets and liabilities were primarily due to a $1.4 million increase in deferred revenue, partially offset by a $1.1 million increase in accounts payable and a $1.2 million decrease in accrued liabilities.

Investing Activities

Net cash used in investing activities for the three months ended April 30, 2018 of $1.8 million was due to purchases of property and equipment and capitalized internal-use software.

Net cash used in investing activities for the three months ended April 30, 2017 of $0.7 million was due to purchases of property and equipment and capitalized internal-use software.

Financing Activities

Cash provided by financing activities for the three months ended April 30, 2018 of $164.0 million was primarily the result of net IPO proceeds of $162.8 million and $5.7 million in proceeds from the issuance of common stock upon exercise of employee stock options, partially offset by loans made to related parties in connection with the Leeyo acquisition of $4.3 million.

Cash provided by financing activities for the three months ended April 30, 2017 of $0.8 million was primarily the result of $1.3 million in proceeds from the issuance of common stock upon exercise of employee stock options, partially offset by payments made on capital leases of equipment of $0.5 million.

Off-Balance Sheet Arrangements

As of April 30, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Obligations and Other Commitments

There were no material changes in our contractual obligations and commitments during the three months ended April 30, 2018 from the contractual obligations and commitments disclosed in the Prospectus, except for those described under Note 13 of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (U.S. GAAP). In the preparation of these condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss below.

The Company’s significant accounting policies are discussed in “Index to Consolidated Financial Statements-Note 1. Summary of Business and Significant Accounting Policies” in the Prospectus. There have been no significant changes to these policies for the three months ended April 30, 2018, except as noted in Note 2 of our unaudited condensed consolidated financial statements “Summary of Significant Accounting Policies and Recent Accounting Pronouncements.” See Note 2 of our unaudited condensed consolidated financial statements for more information.

Recent Accounting Pronouncements

See “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” in Note 2 of our unaudited condensed consolidated financial statements for more information.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates.

Foreign Currency Exchange Risk

The functional currencies of our foreign subsidiaries are the respective local currencies. Our sales are typically denominated in the local currency of the country in which the sale was made. The majority of our sales are made in the United States and those sales are denominated in U.S. dollars. Therefore, our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Europe, China, India, Japan, and Australia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. For the three months ended April 30, 2018, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our unaudited condensed consolidated financial statements.

Interest Rate Risk

We had cash and cash equivalents of $202.5 million as of April 30, 2018. Our cash and cash equivalents are held for working capital purposes. We do not make investments for trading or speculative purposes.

Our cash equivalents are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of our expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our short-term investments as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.

Under our Debt Agreement, we pay interest on any outstanding balances based on a variable market rate. A significant change in these market rates may adversely affect our operating results.

As of April 30, 2018, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents. Fluctuations in the value of our cash equivalents caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities prior to maturity. In addition, a hypothetical 10% relative change in interest rates would not have had a material impact on our operating results for the three months ended April 30, 2018.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of April 30, 2018. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of April 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended April 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Accordingly, our disclosure controls and procedures provide reasonable assurance of achieving their objectives.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any material pending legal proceedings. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.

Item 1A.	Risk Factors

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, as well as the other information in this Form 10-Q, including our condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below, or of additional risks and uncertainties not presently known to us or that we currently deem immaterial, could materially and adversely affect our business, results of operations, financial condition and growth prospects. In such an event, the market price of our Class A common stock could decline and you could lose all or part of your investment.

Risks Related to Our Business and Industry

We have a history of net losses, anticipate increasing our operating expenses in the future, and may not achieve or sustain profitability.

We have incurred net losses in each fiscal year since inception, including net losses of $48.2 million, $39.1 million, and $47.2 million in fiscal 2016, fiscal 2017, and fiscal 2018, respectively. We also incurred a net loss of $19.4 million for the three months ended April 30, 2018. We expect to incur net losses for the foreseeable future. As of April 30, 2018, we had an accumulated deficit of $278.1 million. We expect to make significant future expenditures related to the development and expansion of our business, including increasing our overall customer base, expanding relationships with existing customers, entering new vertical markets, expanding our global footprint, leveraging global systems integrators (GSIs) to accelerate our growth, optimizing pricing and packaging, and expanding our operations and infrastructure, both domestically and internationally, and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these increased expenses. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.

If the shift by companies to subscription business models, including consumer adoption of products and services that are provided through such models, and, in particular, the market for subscription management software, develops slower than we expect, our growth may slow or stall, and our operating results could be adversely affected.

Our success depends on companies shifting to subscription business models and consumers choosing to consume products and services through such models. Many companies may be unwilling or unable to offer their solutions using a subscription business model, especially if they do not believe that the consumers of their products and services would be receptive to such offerings. Our success will also depend, to a large extent, on the willingness of medium and large businesses that have adopted subscription business models utilizing cloud-based products and services to manage billings and financial accounting relating to their subscriptions. The adoption of these models is still relatively new, and enterprises may not choose to shift their business model or, if they do, they may decide that they do not need a solution that offers the range of functionalities that we offer. Many companies have invested substantial effort and financial resources to develop custom-built applications or integrate traditional enterprise software into their businesses as they shift to subscription or subscription business models and may be reluctant or unwilling to switch to different applications. Accordingly, it is difficult to predict customer adoption rates and demand for our solution, the future growth rate and size of the market for subscription management software, or the entry of competitive solutions. Factors that may affect market acceptance of our solution include:

•	the number of companies shifting to subscription business models;

•	the number of consumers and businesses adopting new, flexible ways to consume products and services;

•	the security capabilities, reliability, and availability of cloud-based services;

•	customer concerns with entrusting a third party to store and manage their data, especially transaction-critical, confidential, or sensitive data;

•	our ability to minimize the time and resources required to deploy our solution;

•	our ability to maintain high levels of customer satisfaction;

•	our ability to deploy upgrades and other changes to our solution without disruption to our customers;

•	the level of customization or configuration we offer; and

•	the price, performance, and availability of competing products and services.

The markets for subscription products and services and for subscription management software may not develop further or may develop slower than we expect. If companies do not shift to subscription business models and subscription management software does not achieve widespread adoption, or if there is a reduction in demand for subscription products and services or subscription management software caused by technological challenges, weakening economic conditions, security or privacy concerns, decreases in corporate spending, a lack of customer acceptance, or otherwise, our business could be materially and adversely affected. In addition, our subscription agreements with our customers generally provide for a minimum subscription platform fee and usage-based fees, which depend on the total dollar amount that is invoiced or managed on our solution. Because a portion of our revenue depends on the volume of transactions that our customers process through our solution, if our customers do not adopt our solution throughout their business, if their businesses decline or fail, or if they are unable to successfully shift to subscription business models, our revenue could decline and our operation results could be adversely impacted.

We have experienced rapid growth and expect to invest in our growth for the foreseeable future. If we fail to manage our growth effectively, then our business, operating results, and financial condition could be adversely affected.

We have experienced rapid growth in our operations and personnel in recent periods. In May 2017, we acquired Leeyo, which had significant operations in the United States and India. The growth and expansion of our business has placed and continues to place a significant strain on our management, operations, financial infrastructure, and corporate culture. In the event of further growth of our operations or in the number of our third-party relationships, our information technology systems and our internal controls and procedures may not be adequate to support our operations.

To manage growth in our operations and personnel, we will need to continue to improve our operational, financial, and management controls and our reporting systems and procedures. Failure to manage growth effectively could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new products and services or enhancing existing products and services, loss of customers, or other operational difficulties, any of which could adversely affect our business performance and operating results.

If our security measures are breached, if unauthorized access to customer data, our data, or our solution is otherwise obtained, or if our solution is perceived as not being secure, customers may reduce the use of or stop using our solution, and we may incur significant liabilities.

Security breaches and other security incidents could result in the loss of information, litigation, indemnity obligations, penalties, and other liability. If our security measures or those of our service providers are breached, or are perceived to have been breached, as a result of third-party action, including cyber-attacks or other intentional misconduct by computer hackers, employee error, malfeasance, or otherwise, and someone obtains unauthorized access to our data or other data we or our service providers maintain, including sensitive customer data, personal information, intellectual property, and other confidential business information, we could face loss of business, regulatory investigations, or orders, and our reputation could be severely damaged. We could be required to expend significant capital and other resources to alleviate the problem, as well as incur significant costs and liabilities, including due to litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, and costs for remediation and other incentives offered to customers or other business partners in an effort to maintain business relationships after a breach or other incident. Moreover, if our solution is perceived as not being secure, regardless of whether our security measures are actually breached, we could suffer harm to our reputation, and our operating results could be negatively impacted.

We cannot assure you that any limitations of liability provisions in our contracts would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim relating to a security breach or other security-related matters. We also cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims related to a security incident or breach, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.

Cyber-attacks and other malicious Internet-based activities continue to increase generally. Because the techniques used to obtain unauthorized access to or sabotage systems change frequently and generally are not identified until they are launched against a target, we and our service providers may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, third parties may attempt to fraudulently induce employees, contractors, or users to disclose information to gain access to our data or our customers’ data. We could suffer significant damage to our brand and reputation if a cyber-attack or other security incident were to allow unauthorized access to or modification of our customers’ data, other external data, or our own data or our IT systems or if the services we provide to our customers were disrupted, or if our solution is perceived as having security vulnerabilities. Customers could lose confidence in the security and reliability of our solution and perceive them to be not secure. This could lead to fewer customers using our products and services and result in reduced revenue and earnings. The costs we would incur to address and respond to these security incidents, and to prevent them thereafter, would increase our expenses. These types of security incidents could also lead to lawsuits, regulatory investigations and claims, and increased legal liability, including in some cases costs related to notification of the incident and fraud monitoring.

Our success depends in large part on a limited number of products. If these products fail to gain or lose market acceptance, our business will suffer.

We derive substantially all of our revenue and cash flows from sales of subscriptions and associated deployment of our Zuora Central platform and our Zuora Billing and Zuora RevPro products. As such, the continued growth in market demand for these products is critical to our success. Demand for our solution is affected by a number of factors, many of which are beyond our control, including the growth or contraction of the Subscription Economy, continued market acceptance of our solution by customers for existing and new use cases, the timing of development and release of new products and services, features, and functionality introduced by our competitors, changes in accounting standards, policies, guidelines, interpretations, or principles that would impact the functionality and use of our solution, and technological change. We expect that an increasing transition to disaggregated solutions that focus on addressing specific customer use cases would continue to disrupt the enterprise software space, enabling new competitors to emerge. We cannot assure you that our solutions and future enhancements to our solution will be able to address future advances in technology or the requirements of enterprise customers. If we are unable to meet customer demands in creating a flexible solution designed to address all these needs or otherwise achieve more widespread market acceptance of our solution, our business, operating results, financial condition, and growth prospects would be adversely affected.

If we are unable to attract new customers and expand sales to existing customers our revenue growth could be slower than we expect, and our business may be adversely affected.

Our ability to achieve significant growth in revenue in the future will depend, in large part, upon our ability to attract new customers. This may be particularly challenging where an organization has already invested substantial personnel and financial resources to integrate billings and other business and financial management tools, including custom-built solutions, into its business, as such an organization may be reluctant or unwilling to invest in new products and services. If we fail to attract new customers and fail to maintain and expand new customer relationships, our revenue may grow more slowly than we expect and our business may be adversely affected.

Our future revenue growth also depends upon expanding sales and renewals of subscriptions to our solution with existing customers. If our existing customers do not expand their use of our solution over time or do not renew their subscriptions, our revenue may grow more slowly than expected, may not grow at all, or may decline. Additionally, increasing incremental sales to our current customer base requires increasingly sophisticated and costly sales efforts that are targeted at senior management. During fiscal 2016, fiscal 2017, and fiscal 2018, sales and marketing expenses represented approximately 70%, 55%, and 43% of our total revenue, respectively. We plan to continue expanding our sales efforts, both domestically and internationally, but we may be unable to hire qualified sales personnel, may be unable to successfully train those sales personnel that we are able to hire, and sales personnel may not become fully productive on the timelines that we have projected or at all. Additionally, although we dedicate significant resources to sales and marketing programs, including our Subscribed events, these sales and marketing programs may not have the desired effect and may not expand sales. We cannot assure you that our efforts would result in increased sales to existing customers, and additional revenue. If our efforts to expand sales and renewals to existing customers are not successful, our business and operating results could be adversely affected.

Our customers generally enter into subscription agreements with one- to three-year subscription terms and have no obligation to renew their subscriptions after the expiration of their initial subscription period. Moreover, our customers that do renew their subscriptions may renew for lower subscription or usage amounts or for shorter subscription periods. In addition, in the first year of a subscription, customers often purchase an increased level of professional services (such as training and deployment services) than they do in renewal years. Costs associated with maintaining a professional services department are relatively fixed in the short-term, while professional services revenue is dependent on the amount of billable work actually performed for customers in a period, the combination of which may result in variability in, and have a negative impact on, our gross profit. Customer renewals may decline or fluctuate as a result of a number of factors, including the breadth of early deployment, reductions in our customers’ spending levels, higher volumes of usage purchased upfront relative to actual usage during the subscription term, changes in customers’ business models and use cases, our customers’ satisfaction or dissatisfaction with our solution, our pricing or pricing structure, the pricing or capabilities of products or services offered by our competitors, or the effects of economic conditions. If our customers do not renew their agreements with us, or renew on terms less favorable to us, our revenue may decline.

Our operating results may fluctuate from quarter to quarter, which makes our future results difficult to predict.

Our quarterly operating results have fluctuated in the past and may fluctuate in the future. Additionally, we have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results and subjects us to a number of uncertainties, including our ability to plan for and anticipate future growth. As a result, you should not rely upon our past quarterly operating results as indicators of future performance. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly evolving markets, such as the risks and uncertainties described herein. Our operating results in any given quarter can be influenced by numerous factors, many of which are unpredictable or are outside of our control, including:

•	our ability to maintain and grow our customer base;

•	our ability to retain and increase revenue from existing customers;

•	our ability to introduce new products and services and enhance existing products and services;

•	the transaction volume that our customers processes through our system;

•	our ability to respond to competitive developments, including pricing changes and the introduction of new products and services by our competitors;

•	the productivity of our sales force;

•	changes in the mix of products and services that our customers use;

•	the length and complexity of our sales cycles;

•	cost to develop and upgrade our solution to incorporate new technologies;

•	seasonal purchasing patterns of our customers;

•	impact of outages of our solution and reputational harm;

•	costs related to the acquisition of businesses, talent, technologies, or intellectual property, including potentially significant amortization costs and possible write-downs;

•	failures or breaches of security or privacy, and the costs associated with responding to and addressing any such failures or breaches;

•	foreign exchange fluctuations;

•	changes to financial accounting standards and the interpretation of those standards that may affect the way we recognize and report our financial results, including changes in accounting rules governing recognition of revenue;

•	the impact of changes to financial accounting standards, such as ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASC 606), and the interpretation of those standards on customer adoption and use of our products and services and our ability to service our customers’ needs, including through Zuora RevPro;

•	general economic and political conditions and government regulations in the countries where we currently operate or plan to expand;

•	decisions by us to incur additional expenses, such as increases in sales and marketing or research and development;

•	the timing of stock-based compensation expense; and

•	potential costs to attract, onboard, retain, and motivate qualified personnel.

The impact of one or more of the foregoing and other factors may cause our operating results to vary significantly. As such, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future performance. If we fail to meet or exceed the expectations of investors or securities analysts, then the trading price of our Class A common stock could fall substantially, and we could face costly lawsuits, including securities class action suits.

A customer’s failure to deploy our solution after it enters into a subscription agreement with us, or the incorrect or improper deployment or use of our solution could result in customer dissatisfaction and negatively affect our business, operating results, financial condition, and growth prospects.

Our solution is deployed in a wide variety of technology environments and into a broad range of complex workflows. We believe our future success will depend in part on our ability to increase both the speed and success of our deployments, by improving our deployment methodology, hiring and training qualified professionals, deepening relationships with deployment partners, and increasing our ability to integrate into large-scale, complex technology environments. We often assist our customers in deploying our solution. In other cases, customers rely on third-party partners to complete the deployment. In some cases, customers initially engage us to deploy our solution, but, for a variety of potential reasons, including strategic decisions not to utilize subscription business models, fail to ultimately deploy our solution. If we or our third-party partners are unable to deploy our solution successfully, or unable to do so in a timely manner and, as a result, customers do not utilize our solution, we would not be able to generate future revenue from such customers based on transaction or revenue volume and the upsell of additional products and services, and our future operating results could be adversely impacted. In addition, customers may also seek refunds of their initial subscription fee. Moreover, customer perceptions of our solution may be impaired, our reputation and brand may suffer, and customers may choose not to renew or expand their use of our solution.

If we are not able to develop and release new products and services, or successful enhancements, new features, and modifications to our existing products and services, our business could be adversely affected.

The market for our solution is characterized by rapid technological change, frequent new product and service introductions and enhancements, changing customer demands, and evolving industry standards. The introduction of products and services embodying new technologies can quickly make existing products and services obsolete and unmarketable. Additionally, because we provide billing and finance solutions to help our customers with compliance and financial reporting, changes in law, regulations, and accounting standards could impact the usefulness of our products and services and could necessitate changes or modifications to our products and services to accommodate such changes. Subscription management products and services are inherently complex, and our ability to develop and release new products and services or enhancements, new features and modifications to our existing products and services depends on several factors, including timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies and our solution, and overall market acceptance. We cannot be sure that we will succeed in developing, marketing, and delivering on a timely and cost-effective basis enhancements or improvements to our platform or any new products and services that respond to continued changes in subscription management practices or new customer requirements, nor can we be sure that any enhancements or improvements to our platform or any new products and services will achieve market acceptance. Since developing our solution is complex, the timetable for the release of new products and enhancements to existing products is difficult to predict, and we may not offer new products and updates as rapidly as our customers require or expect. Any new products or services that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate sufficient revenue. Moreover, even if we introduce new products and services, we may experience a decline in revenue of our existing products and services that is not offset by revenue from the new products or services. For example, customers may delay making purchases of new products and services to permit them to make a more thorough evaluation of these products and services or until industry and marketplace reviews become widely available. Some customers may hesitate to migrate to a new product or service due to concerns regarding the complexity of migration or performance of the new product or service. In addition, we may lose existing customers who choose a competitor’s products and services or choose to utilize internally developed applications instead of our products and services. This could result in a temporary or permanent revenue shortfall and adversely affect our business.

In addition, because our products and services are designed to interoperate with a variety of other business systems applications, we will need to continuously modify and enhance our products and services to keep pace with changes in application programming interfaces (APIs), and other software and database technologies. We may not be successful in either developing these new products and services, modifications, and enhancements or in bringing them to market in a timely fashion. Furthermore, modifications to existing platforms or technologies, including any APIs with which we interoperate, will increase our research and development expenses. Any failure of our products and services to operate effectively with future network platforms and technologies could reduce the demand for our products and services, result in customer dissatisfaction, and adversely affect our business.

Our business depends largely on our ability to attract and retain talented employees, including senior management. If we lose the services of Tien Tzuo, our founder, Chairman, and Chief Executive Officer, or other members of our senior management team, we may not be able to execute on our business strategy.

Our future success depends on our continuing ability to attract, train, assimilate, and retain highly skilled personnel, including software engineers, sales personnel, and professional services personnel. We face intense competition for qualified individuals from numerous software and other technology companies. In addition, competition for qualified personnel, particularly software engineers, is particularly intense in the San Francisco Bay Area, where our headquarters is located. We may not be able to retain our current key employees or attract, train, assimilate, or retain other highly skilled personnel in the future. We may incur significant costs to attract and retain highly skilled personnel, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. As we move into new geographies, we will need to attract and recruit skilled personnel in those areas. If we are unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational, and managerial requirements, on a timely basis or at all, our business may be adversely affected.

Our future success also depends in large part on the continued services of senior management and other key personnel. In particular, we are highly dependent on the services of Tien Tzuo, our founder, Chairman and Chief Executive Officer, who is critical to the development of our technology, platform, future vision, and strategic direction. We rely on our leadership team in the areas of operations, security, marketing, sales, support, and general and administrative functions, and on individual contributors on our research and development team. Our senior management and other key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason, and without notice. We do not currently maintain key-person life insurance policies on any of our officers or employees. If we lose the services of senior management or other key personnel, or if we are unable to attract, train, assimilate, and retain the highly skilled personnel we need, our business, operating results, and financial condition could be adversely affected.

Volatility or lack of appreciation in our stock price may also affect our ability to attract and retain our key employees. Many of our senior personnel and other key employees have become, or will soon become, vested in a substantial amount of stock or stock options. Employees may be more likely to leave us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase price of the shares or the exercise price of the options, or conversely, if the exercise price of the options that they hold are significantly above the market price of our Class A common stock. If we are unable to retain our employees, or if we need to increase our compensation expenses to retain our employees, our business, results of operations, financial condition, and cash flows could be adversely affected.

The market in which we participate is competitive, and if we do not compete effectively our operating results could be harmed.

The market for subscription management products and services is highly competitive, rapidly evolving, and fragmented, and subject to changing technology, shifting customer needs, and frequent introductions of new products and services. Our main competitors fall into the following categories:

•	providers of traditional enterprise resource planning (ERP) software, such as Oracle Corporation and SAP AG;

•	traditional order-to-cash solutions that address individual elements of the subscription order-to-cash process such as traditional Configure Price Quote (CPQ) management, billing, collections, revenue recognition, or e-commerce software;

•	telecommunications billing systems and other niche systems, such as Amdocs Limited; and

•	in-house custom systems.

Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing, distribution or professional services experience, or other resources or greater name recognition than we do. In addition, many of our current and potential competitors supply a wide variety of products to, and have strong and well-established relationships with, current and potential customers. As a result, our current and potential competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements or devote greater resources than we can to the development, promotion, and sale of their products and services. In addition, some current and potential competitors may offer products or services that address one or a limited number of functions at lower prices or with greater depth than our solution, or integrate or bundle such products and services with their other product offerings. Potential customers may prefer to purchase from their existing suppliers rather than from a new supplier. Our current and potential competitors may develop and market new technologies with comparable functionality to our solution. In addition, because our products and services are integral to our customers’ ability to accurately maintain books and records and prepare financial statements, our potential customers may prefer to purchase applications that are critical to their business from one of our larger, more established competitors, or leverage the software that they have already purchased from our competitors for their billing and accounting needs, or control such infrastructure internally. We may experience fewer customer orders, reduced gross margins, longer sales cycles, and loss of market share. This could lead us to decrease prices, implement alternative pricing structures, or introduce products and services available for free or a nominal price in order to remain competitive. We may not be able to compete successfully against current and future competitors, and our business, operating results, and financial condition will be adversely impacted if we fail to meet these competitive pressures.

Our ability to compete successfully in our market depends on a number of factors, both within and outside of our control. Some of these factors include: ease of use; subscription-based product features and functionality; ability to support the specific needs of companies with subscription business models; ability to integrate with other technology infrastructures and third-party applications; enterprise-grade performance and features such as system scalability, security, performance, and resiliency; vision for the market and product innovation; relationships with GSIs, management consulting firms, and resellers; total cost of ownership; strength of sales and marketing efforts; brand awareness and reputation; and customer experience, including support and professional services. Any failure by us to compete successfully in any one of these or other areas may reduce the demand for our solution, as well as adversely affect our business, operating results, and financial condition.

Moreover, current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others, including our current or future technology partners. By doing so, these competitors may increase their ability to meet the needs of our customers or potential customers. These developments could limit our ability to obtain revenue from existing and new customers. If we are unable to compete successfully against current and future competitors, our business, operating results, and financial condition could be adversely impacted.

Because we recognize subscription revenue over the term of the applicable agreement, a lack of subscription renewals or new subscription agreements may not be reflected immediately in our operating results and may be difficult to discern.

We generally recognize subscription revenue from customers ratably over the terms of their contracts, which typically vary between one and three years. As a result, most of the subscription revenue we report in each quarter is derived from the recognition of unearned revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any particular quarter would likely have a minor impact on our revenue results for that quarter, but would negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solution, and potential changes in our pricing policies or rate of renewals, may not be fully reflected in our operating results until future periods. Moreover, our subscription model makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

As a substantial portion of our sales efforts are increasingly targeted at large enterprise customers, our sales cycle may become increasingly lengthy and more expensive, we may encounter still greater pricing pressure and deployment and customization challenges, and we may have to delay revenue recognition for more complicated transactions, all of which could adversely impact our business and operating results.

As a substantial portion of our sales efforts are increasingly targeted at large enterprise customers, we face greater costs, longer sales cycles, and less predictability in the completion of some of our sales. In this market segment, the customer’s decision to use our solution may be an enterprise-wide decision, in which case these types of sales frequently require approvals by multiple departments and executive-level personnel and require us to provide greater levels of customer education regarding the uses and benefits of our solution, as well as education regarding security, privacy, and scalability of our solution, especially for those large “business to consumer” customers or those with extensive international operations. These large enterprise transactions might also be part of a customer’s broader business model or business systems transformation project, which are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing, security review, and other delays that could further lengthen the sales cycle. Larger enterprises typically have longer decision-making and deployment cycles, may have greater resources to develop and maintain customized tools and applications, demand more customization, require greater functionality and scalability, expect a broader range of services, demand that vendors take on a larger share of risks, demand increased levels of customer service and support, require acceptance provisions that can lead to a delay in revenue recognition, and expect greater payment flexibility from vendors. We are often required to spend time and resources to better familiarize potential customers with the value proposition of our solution. Additionally, while we currently offer and sell our solution in the cloud, large enterprise customers could require us to provide our solution on-premises to give them more control over data security and software infrastructure. Deploying our solution on-premises would cause us to incur significant additional research and development expense, and, even if we were to make these investments, we may be unsuccessful in implementing a competitive on-premises offering. As a result of these factors, sales opportunities with large enterprises may require us to devote greater sales and administrative support and professional services resources to individual customers, which could increase our costs, lengthen our sales cycle, and divert our own sales and professional services resources to a smaller number of larger customers. We may spend substantial time, effort, and money in our sales efforts without being successful in producing any sales. All these factors can add further risk to business conducted with these customers. In addition, if sales expected from a large customer for a particular quarter are not realized in that quarter or at all, our business, operating results, and financial condition could be materially and adversely affected.

The market for our revenue recognition automation software product, Zuora RevPro, is rapidly evolving as a result of the effectiveness of ASC 606, which makes it difficult to forecast adoption rates and demand for this product, and could have a material adverse effect on our business and operating results.

We began selling Zuora RevPro following our acquisition of Leeyo in May 2017. We have less experience marketing, determining pricing for, and selling Zuora RevPro, and we are still determining how to best market, price, and support adoption of this offering. We have directed, and intend to continue to direct, a significant portion of our financial and operating resources to develop and grow Zuora RevPro. The market for Zuora RevPro is rapidly evolving as a result of the effectiveness of ASC 606, the revenue recognition accounting standard that took effect for most public companies in January 2018. While we have seen a significant number of Zuora RevPro deployments, particularly in the second half of fiscal 2018, associated with the effectiveness of ASC 606, it is uncertain whether Zuora RevPro will achieve and sustain high levels of demand and market acceptance. Accordingly, our future success depends in part upon growth in this market and the ability of our Zuora RevPro product to meet the demand for revenue recognition automation solutions. We have limited experience with respect to determining the optimal prices for this solution. Companies may choose to purchase our Zuora RevPro product to comply with ASC 606 in the short-term but may develop proprietary solutions in-house or migrate toward other solutions developed by our competitors in the future. Customers may purchase Zuora RevPro as a standalone product and not purchase other core Zuora products. The rapidly evolving nature of this market, as well as other factors that are beyond our control, reduces our ability to accurately evaluate our long-term outlook and forecast annual performance. A reduction or slowdown in demand for revenue recognition automation software, caused by shifts in the marketplace, regulatory requirements, accounting standards, lack of acceptance, technological challenges, and competing solutions, could have a material adverse effect on our business, future growth, operating results, and financial condition.

Our revenue growth and ability to achieve and sustain profitability will depend, in part on being able to expand our direct sales force and increase the productivity of our sales force.

To date, most of our revenue has been attributable to the efforts of our direct sales force. In order to increase our revenue and achieve and sustain profitability, we must increase the size of our direct sales force, both in the United States and internationally, to generate additional revenue from new and existing customers.

We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Because our solution is often sold to large enterprises and involves long sales cycle and complex customer requirements, it is more difficult to find sales personnel with the specific skills and technical knowledge needed to sell our solution and, even if we are able to hire qualified personnel, doing so may be expensive. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of direct sales personnel to support our growth. New sales personnel require significant training and can take a number of months to achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect and if our new sales employees do not become fully productive on the timelines that we have projected or at all, our revenue will not increase at anticipated levels and our ability to achieve long-term projections may be negatively impacted. We may also be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. Furthermore, hiring sales personnel in new countries requires additional set up and upfront costs that we may not recover if the sales personnel fail to achieve full productivity. In addition, as we continue to grow, a larger percentage of our sales force will be new to our company and our solution, which may adversely affect our sales if we cannot train our sales force quickly or effectively. Attrition rates may increase, and we may face integration challenges as we continue to seek to expand our sales force. If we are unable to hire and train sufficient numbers of effective sales personnel, or if the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business will be adversely affected.

We periodically change and make adjustments to our sales organization in response to market opportunities, competitive threats, management changes, product and service introductions or enhancements, acquisitions, sales performance, increases in sales headcount, cost levels, and other internal and external considerations. Any future sales organization changes may result in a temporary reduction of productivity, which could negatively affect our rate of growth. In addition, any significant change to the way we structure our compensation of our sales organization may be disruptive and may affect our revenue growth.

If we are unable to grow our sales channels and our relationships with strategic partners, such as GSIs, management consulting firms, and resellers, sales of our products and services may suffer and our growth could be slower than we project.

In addition to our direct sales force, we use strategic partners, such as GSIs, management consulting firms, and resellers, to market and sell our solution. Historically, we have used these strategic partners to a limited degree, but we anticipate that these partners will become an increasingly important aspect of our business, particularly with regard to enterprise and international sales where these partners may have more expertise and established business relationships than we do. Our relationships with these strategic partners are at an early stage of development. We have generated limited revenue through these relationships to date, and we cannot assure you that these partners will be successful in marketing and selling our solution. Identifying these partners, negotiating and supporting relationships with them, and maintaining these relationships requires significant commitment of time and resources that may not yield a significant return on our investment in these relationships. Our future growth in revenue and ability to achieve and sustain profitability depends in part on our ability to identify, establish, and retain successful strategic partner relationships in the United States and internationally, which will take significant time and resources and involve significant risk. If we are unable to establish and maintain our relationships with these partners, or otherwise develop and expand our indirect distribution channel, our business, operating results, financial condition, or cash flows could be adversely affected.

We also cannot be certain that we will be able to maintain successful relationships with any strategic partners and, to the extent that our strategic partners are unsuccessful in marketing our solution, our ability to sell our solution and our business, operating results, and financial condition could be adversely affected. Our strategic partners may market our customers the products and services of several different companies, including products and services that compete with our solution. Because our strategic partners do not have an exclusive relationship with us, we cannot be certain that they will prioritize or provide adequate resources to marketing our solution. Moreover, divergence in strategy by any of these partners may materially adversely affect our ability to develop, market, sell, or support our solution. We cannot assure you that our strategic partners will continue to cooperate with us. In addition, actions taken or omitted to be taken by such parties may adversely affect us. We are unable to control the quantity or quality of resources that our systems integrator partners commit to deploying our products and services, or the quality or timeliness of such deployment. If our partners do not commit sufficient or qualified resources to these activities, our customers will be less satisfied, be less supportive with references, or may require the investment of our resources at discounted rates. These, and other failures by our partners to successfully deploy our products and services, may have an adverse effect on our business and our operating results.

Our long-term success depends, in part, on our ability to expand the sales of our solution to customers located outside of the United States and our current, and any further, expansion of our international operations exposes us to risks that could have a material adverse effect on our business, operating results, and financial condition.

We have been recognizing increased revenue from international sales, and we conduct our business activities in various foreign countries. We currently have operations in North America, Europe, Asia (including India), and Australia. In fiscal 2016, fiscal 2017, and fiscal 2018, we derived approximately 27%, 26%, and 25% of our total revenue, respectively, from customers located outside the United States. Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple cultures, customs, legal systems, regulatory systems, and commercial infrastructures. International expansion will require us to invest significant funds and other resources. Our operations in international markets may not develop at a rate that supports our level of investment. Expanding internationally may subject us to new risks that we have not faced before or increase risks that we currently face, including risks associated with:

•	recruiting and retaining talented and capable employees in foreign countries;

•	providing our solution to customers from different cultures, which may require us to adapt to sales practices, modify our solution, and provide features necessary to effectively serve the local market;

•	the burden of complying with a wide variety of laws, including those relating to labor matters, consumer protection, privacy, data protection, information security, and encryption;

•	compliance with privacy, data protection and information security laws, such as General Data Protection Regulation (GDPR) and the Cybersecurity Law of the People’s Republic of China;

•	longer sales cycles in some countries;

•	increased third-party costs relating to data centers outside of the United States;

•	generally longer payment cycles and greater difficulty in collecting accounts receivable;

•	credit risk and higher levels of payment fraud;

•	weaker intellectual property protection in some countries;

•	compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended (FCPA), and the UK Bribery Act 2010 (UK Bribery Act);

•	currency exchange rate fluctuations;

•	tariffs, export and import restrictions, restrictions on foreign investments, sanctions, and other trade barriers or protection measures;

•	foreign exchange controls that might prevent us from repatriating cash earned outside the United States;

•	economic or political instability in countries where we may operate;

•	corporate espionage;

•	compliance with the laws of numerous taxing jurisdictions, both foreign and domestic, in which we conduct business, potential double taxation of our international earnings, and potentially adverse tax consequences due to changes in applicable U.S. and foreign tax laws;

•	increased costs to establish and maintain effective controls at foreign locations; and

•	overall higher costs of doing business internationally.

If we fail to offer high-quality customer support, our business and reputation will suffer.

Once our solution is deployed to our customers, our customers rely on our support services to resolve any related issues. High-quality customer education and customer support is important for the successful marketing and sale of our products and for the renewal of existing customers. The importance of high-quality customer support will increase as we expand our business and pursue new enterprises. If we do not help our customers quickly resolve post-deployment issues and provide effective ongoing customer support, our ability to upsell additional products to existing customers could suffer and our reputation with existing or potential customers could be harmed.

Any disruption of service at our third-party data centers or Amazon Web Services could interrupt or delay our ability to deliver our services to our customers.

We currently host our solution, serve our customers, and support our operations in the United States primarily from a third-party Las Vegas-based data center and using Amazon Web Services (AWS), a provider of cloud infrastructure services. As part of our current disaster recovery arrangements, our customer data in the Las Vegas-based data center production environment is replicated to a third-party data center located in the San Francisco Bay Area. Additionally, in Europe, we host our solution using AWS. We are also in the process of transitioning the hosting of a portion of our U.S. solution infrastructure to AWS, which may be more expensive than our current data center providers. Despite precautions, we may also experience planned and unplanned costs, interruptions, delays, and outages in service or other performance problems in connection with such transition. We also do not have control over the operations of the facilities of our data center providers or AWS. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures, and similar events. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in our solution. In particular, the California-based data facilities are located in an area known for seismic activity, increasing our susceptibility to the risk that an earthquake could significantly harm the operations of these facilities. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism, and other misconduct. Our solution’s continuing and uninterrupted performance is critical to our success. Because our products and services are used by our customers for billing and financial accounting purposes, it is critical that our solution be accessible without interruption or degradation of performance, and we typically provide our customers with service level commitments with respect to annual uptime. Customers may become dissatisfied by any system failure that interrupts our ability to provide our solution to them. Outages could lead to the triggering of our service level agreements and the issuance of credits to our customers, in which case, we may not be fully indemnified for such losses pursuant to our agreement with AWS. We may not be able to easily switch our AWS operations to another cloud provider if there are disruptions or interference with our use of AWS. Sustained or repeated system failures would reduce the attractiveness of our solution to customers and result in contract terminations, thereby reducing revenue. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact use of our solution. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our service.

Neither our third-party data center providers nor AWS have an obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with these providers on commercially reasonable terms, if our agreements with our providers are prematurely terminated, or if in the future we add additional data center providers, we may experience costs or downtime in connection with the transfer to, or the addition of, new data center providers. If these providers were to increase the cost of their services, we may have to increase the price of our solution, and our operating results may be adversely impacted.

Errors, defects, or disruptions in our solution could diminish demand, harm our financial results, and subject us to liability.

Our customers use our products for important aspects of their businesses, and any errors, defects, or disruptions to our solution, or other performance problems with our solution could harm our brand and reputation and may damage our customers’ businesses. We are also reliant on third-party software and infrastructure, including the infrastructure of the Internet, to provide our products and services. Any failure of or disruption to this software and infrastructure could also make our solution unavailable to our customers. Our solution is constantly changing with new software releases, which may contain undetected errors when first introduced or released. Any errors, defects, disruptions in service, or other performance problems with our solution could result in negative publicity, loss of or delay in market acceptance of our products, loss of competitive position, delay of payment to us, lower renewal rates, or claims by customers for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem. Accordingly, any errors, defects, or disruptions to our solution could adversely impact our brand and reputation, revenue, and operating results.

We typically provide service level commitments under our customer contracts. If we fail to meet these contractual commitments, we could be obligated to provide credits or refunds for prepaid amounts related to unused subscription services or face contract terminations, which could adversely affect our operating results.

Our customer contracts typically provide for service level commitments, which relate to annual uptime, response times, and escalation procedures. If we are unable to meet the stated service level commitments or suffer extended periods of unavailability for our solution, we may be contractually obligated to provide these customers with service credits, refunds for prepaid amounts related to unused subscription services, or other remedies, or we could face contract terminations. In addition, we could face legal claims for breach of contract, product liability, tort, or breach of warranty. Although we have contractual protections, such as warranty disclaimers and limitation of liability provisions, in our customer agreements, they may not fully or effectively protect us from claims by customers, commercial relationships, or other third parties. We may not be fully indemnified by our vendors for service interruptions beyond our control, and any insurance coverage we may have may not adequately cover all claims asserted against us, or cover only a portion of such claims. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation and divert management’s time and other resources. Thus, our revenue could be harmed if we fail to meet our service level commitments under our agreements with our customers, including, but not limited to, maintenance response times and service outages. Typically, we have not been required to provide customers with service credits that have been material to our operating results, but we cannot assure you that we will not incur material costs associated with providing service credits to our customers in the future.

Additionally, any failure to meet our service level commitments could adversely impact our reputation, business, operating results, and financial condition.

Our customers and third-party partners often need training in the proper use of our solution to maximize its potential. If our solution is not deployed or used correctly or as intended, inadequate performance may result.

Because our customers rely on our solution to manage a wide range of subscription management operations, the incorrect or improper deployment or use of our solution, our failure to train customers on how to efficiently and effectively use our solution, or our failure to provide adequate support to our customers, may result in customers not renewing their subscriptions, customers reducing their use of our solution, negative publicity, or legal claims against us. Also, as we continue to expand our customer base, any failure by us to properly provide these services will likely result in lost opportunities for additional subscriptions to our solution. Future changes in market conditions or customer demand could require changes to our prices or pricing model, which could adversely affect our business, operating results, and financial condition.

We generally charge our customers a flat fee for their use of our platform and a variable fee based on the amount of transaction volume they process through our system. If our customers do not increase their transaction volume, or an economic downturn reduces their transaction volume, our revenue may be adversely impacted by customers reducing their contracted transaction volume. We have limited experience with respect to determining the optimal prices for our platform, and, as a result, we have in the past needed to and expect in the future to need to change our pricing model from time to time. As the market for our platform matures, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing models as we have used historically. We may experience pressure to change our pricing model to defer fees until our customers have fully deployed our solution. Moreover, larger organizations, which comprise a large and growing component of our direct sales efforts, may demand substantial price concessions. As a result, in the future we may be required to reduce our prices or change our pricing model, which could adversely affect our revenue, gross margin, profitability, financial position, and cash flow.

If we fail to integrate our solution with a variety of operating systems, software applications, and hardware platforms that are developed by others, our solution may become less marketable, less competitive, or obsolete, and our operating results may be adversely affected.

Our solution must integrate with a variety of network, hardware, and software platforms, and we need to continuously modify and enhance our solution to adapt to changes in cloud-enabled hardware, software, networking, browser, and database technologies. We have developed our solution to be able to integrate with third-party software-as-a-service (SaaS) applications, including the applications of software providers that compete with us, through the use of APIs. For example, Zuora CPQ integrates with certain capabilities of Salesforce using publicly available APIs. In general, we rely on the fact that the providers of such software systems, including Salesforce, continue to allow us access to their APIs to enable these integrations. To date, we have not relied on a long-term written contract to govern our integration relationship with Salesforce. Instead, we are subject to the standard terms and conditions for application developers of Salesforce, which govern the distribution, operation, and fees of applications on the Salesforce platform, and which are subject to change by Salesforce from time to time. We also integrate certain aspects of our solution with other platform providers. Any deterioration in our relationship with any platform provider may adversely impact our business and operating results.

Our business may be adversely impacted if any platform provider:

•	discontinues or limits access to its APIs by us;

•	terminates or does not allow us to renew or replace our contractual relationship;

•	modifies its terms of service or other policies, including fees charged to, or other restrictions on, us or other application developers, or changes how customer information is accessed by us or our customers;

•	establishes more favorable relationships with one or more of our competitors, or acquires one or more of our competitors and offers competing services to us; or

•	otherwise develops its own competitive offerings.

In addition, we have benefited from these platform providers’ brand recognition, reputations, and customer bases. Any losses or shifts in the market position of these platform providers in general, in relation to one another or to new competitors or new technologies could lead to losses in our relationships or customers, or to our need to identify or transition to alternative channels for marketing our solutions. Such changes could consume substantial resources and may not be effective. If we are unable to respond to changes in a cost-effective manner, our solution may become less marketable, less competitive, or obsolete and our operating results may be negatively impacted.

If we fail to develop, maintain, and enhance our brand and reputation cost-effectively, our business and financial condition may be adversely affected.

We believe that developing, maintaining, and enhancing awareness and integrity of our brand and reputation in a cost-effective manner are important to achieving widespread acceptance of our solution and are important elements in attracting new customers and maintaining existing customers. We believe that the importance of our brand and reputation will increase as competition in our market further intensifies. Successful promotion of our brand and the Subscription Economy concept will depend on the effectiveness of our marketing efforts, our ability to provide a reliable and useful solution at competitive prices, the perceived value of our solution, and our ability to provide quality customer support. In addition, the promotion of our brand requires us to make substantial expenditures, and we anticipate that the expenditures will increase as our market becomes more competitive, as we expand into new markets, and as more sales are generated through our strategic partners. Brand promotion activities may not yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in building and maintaining our brand and reputation. We also rely on our customer base and community of end-users in a variety of ways, including to give us feedback on our solution and to provide user-based support to our other customers. If we fail to promote and maintain our brand successfully or to maintain loyalty among our customers, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract new customers and partners or retain our existing customers and partners and our business and financial condition may be adversely affected. Any negative publicity relating to our employees, partners, or others associated with these parties, may also tarnish our own reputation simply by association and may reduce the value of our brand. Damage to our brand and reputation may result in reduced demand for our solution and increased risk of losing market share to our competitors. Any efforts to restore the value of our brand and rebuild our reputation may be costly and may not be successful.

Failure to protect our intellectual property could adversely affect our business.

Our success depends in large part on our proprietary technology. We rely on various intellectual property rights, including patents, copyrights, trademarks, and trade secrets, as well as confidentiality provisions and contractual arrangements, to protect our proprietary rights. If we do not protect and enforce our intellectual property rights successfully, our competitive position may suffer, which could adversely impact our operating results.

Our pending patent or trademark applications may not be allowed, or competitors may challenge the validity, enforceability or scope of our patents, copyrights, trademarks or the trade secret status of our proprietary information. There can be no assurance that additional patents will be issued or that any patents that are issued will provide significant protection for our intellectual property. In addition, our patents, copyrights, trademarks, trade secrets, and other intellectual property rights may not provide us a significant competitive advantage. There is no assurance that the particular forms of intellectual property protection that we seek, including business decisions about when to file patents and when to maintain trade secrets, will be adequate to protect our business.

Moreover, recent amendments to U.S. patent law, developing jurisprudence regarding U.S. patent law, and possible future changes to U.S. or foreign patent laws and regulations may affect our ability to protect and enforce our intellectual property rights. In addition, the laws of some countries do not provide the same level of protection of our intellectual property as do the laws of the United States. As we expand our international activities, our exposure to unauthorized copying and use of our solution and proprietary information will likely increase. Despite our precautions, our intellectual property is vulnerable to unauthorized access through employee error or actions, theft, and cybersecurity incidents, and other security breaches. It may be possible for third parties to infringe upon or misappropriate our intellectual property, to copy our solution, and to use information that we regard as proprietary to create products and services that compete with ours. Effective intellectual property protection may not be available to us in every country in which our solution is available. For example, some foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against certain third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. We may need to expend additional resources to defend our intellectual property rights domestically or internationally, which could impair our business or adversely affect our domestic or international expansion. Moreover, we may not pursue or file patent applications or apply for registration of copyrights or trademarks in the United States and foreign jurisdictions in which we operate with respect to our potentially patentable inventions, works of authorship, marks and logos for a variety of reasons, including the cost of procuring such rights and the uncertainty involved in obtaining adequate protection from such applications and registrations. If we cannot adequately protect and defend our intellectual property, we may not remain competitive, and our business, operating results, and financial condition may be adversely affected.

We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with other parties. We cannot assure you that these agreements will be effective in controlling access to, use of, and distribution of our proprietary information or in effectively securing exclusive ownership of intellectual property developed by our current or former employees and consultants. Further, these agreements may not prevent other parties from independently developing technologies that are substantially equivalent or superior to our solution.

We may need to spend significant resources securing and monitoring our intellectual property rights, and we may or may not be able to detect infringement by third parties. Our competitive position may be harmed if we cannot detect infringement and enforce our intellectual property rights quickly or at all. In some circumstances, we may choose to not pursue enforcement because an infringer has a dominant intellectual property position or for other business reasons. In addition, competitors might avoid infringement by designing around our intellectual property rights or by developing non-infringing competing technologies. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Further, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims attacking the scope, validity, and enforceability of our intellectual property rights, or with counterclaims and countersuits asserting infringement by our products and services of third-party intellectual property rights. Our failure to secure, protect, and enforce our intellectual property rights could seriously adversely affect our brand and our business.

Additionally, the United States Patent and Trademark Office and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions in order to complete the patent application process and to maintain issued patents. There are situations in which noncompliance or non-payment can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If this occurs, it could have a material adverse effect on our business operations and financial condition.

We are vulnerable to intellectual property infringement claims brought against us by others.

There has been considerable activity in our industry to develop and enforce intellectual property rights. Successful intellectual property infringement claims against us or our resellers or customers could result in monetary liability or a material disruption in the conduct of our business. We cannot be certain that our products and services, content, and brand names do not or will not infringe valid patents, trademarks, copyrights, or other intellectual property rights held by third parties. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to cease selling or using solutions that incorporate the intellectual property that we allegedly infringe, make substantial payments for legal fees, settlement payments, or other costs or damages, obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology, or redesign the allegedly infringing solutions to avoid infringement, which could be costly, time-consuming, or impossible. Any claims or litigation, regardless of merit, could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our products and services, or require that we comply with other unfavorable terms. We do not have a significant patent portfolio, which could prevent us from deterring patent infringement claims through our own patent portfolio, and our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. We may also be obligated to indemnify our customers or strategic partners in connection with such infringement claims, or to obtain licenses from third parties or modify our solution, and each such obligation could further exhaust our resources. Some of our IP infringement indemnification obligations are contractually capped at a very high amount or not capped at all.

Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results. We expect that the occurrence of infringement claims is likely to grow as the market for subscription management products and services grows. Accordingly, our exposure to damages resulting from infringement claims could increase and this could further exhaust our financial and management resources.

Adverse litigation judgments or settlements resulting from legal proceedings in which we may be involved could expose us to monetary damages or limit our ability to operate our business.

We have in the past and may in the future become involved in private actions, collective actions, investigations, and various other legal proceedings by clients, employees, suppliers, competitors, government agencies, or others. The results of any such litigation, investigations, and other legal proceedings are inherently unpredictable and expensive. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, damage our reputation, require significant amounts of management time, and divert significant resources. If any of these legal proceedings were to be determined adversely to us, or we were to enter into a settlement arrangement, we could be exposed to monetary damages or limits on our ability to operate our business, which could have an adverse effect on our business, financial condition, and operating results.

We employ third-party licensed software for use in or with our software, and the inability to maintain these licenses or errors in the software we license could result in increased costs or reduced service levels, which could adversely affect our business.

Our software incorporates certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such third-party software and development tools from third parties in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, including open source software, this may not always be the case, or it may be difficult or costly to migrate to other third-party software. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties. In addition, integration of our software with new third-party software may require significant work and require substantial investment of our time and resources. Also, any undetected errors or defects in third-party software could prevent the deployment or impair the functionality of our software, delay new updates or enhancements to our solution, result in a failure of our solution, and injure our reputation.

Our solution contains open source software components, and failure to comply with the terms of the underlying licenses could restrict our ability to sell our solution.

Our solution incorporates certain open source software. An open source license typically permits the use, modification, and distribution of software in source code form subject to certain conditions. Some open source licenses contain conditions that any person who distributes a modification or derivative work of software that was subject to an open source license make the modified version subject to the same open source license. Distributing software that is subject to this kind of open source license can lead to a requirement that certain aspects of our solution be distributed or made available in source code form. Although we do not believe that we have used open source software in a manner that might condition its use on our distribution of any portion of our solution in source code form, the interpretation of open source licenses is legally complex and, despite our efforts, it is possible that we may be liable for copyright infringement, breach of contract, or other claims if our use of open source software is adjudged to not comply with the applicable open source licenses.

Moreover, we cannot assure you that our processes for controlling our use of open source software in our solution will be effective. If we have not complied with the terms of an applicable open source software license, we may need to seek licenses from third parties to continue offering our solution on terms that are not economically feasible, to re-engineer our solution to remove or replace the open source software, to discontinue the sale of our solution if re-engineering could not be accomplished on a timely basis, to pay monetary damages, or to make available the source code for aspects of our proprietary technology, any of which could adversely affect our business, operating results, and financial condition.

In addition to risks related to license requirements, use of open source software can involve greater risks than those associated with use of third-party commercial software, as open source licensors generally do not provide warranties, assurances of title, performance, non-infringement, or controls on the origin of the software.

There is typically no support available for open source software, and we cannot assure you that the authors of such open source software will not abandon further development and maintenance. Many of the risks associated with the use of open source software, such as the lack of warranties or assurances of title or performance, cannot be eliminated, and could, if not properly addressed, negatively affect our business. We have established processes to help alleviate these risks, including a review process for screening requests from our development organizations for the use of open source software, but we cannot be sure that all open source software is identified or submitted for approval prior to use in our solution.

Our customers may fail to pay us in accordance with the terms of their agreements, necessitating action by us to compel payment.

We typically enter into non-cancelable agreements with a term of one to three years with our customers. If customers fail to pay us under the terms of our agreements, we may be adversely affected both from the inability to collect amounts due and the cost of enforcing the terms of our contracts, including litigation. The risk of such negative effects increases with the term length of our customer arrangements. Furthermore, some of our customers may seek bankruptcy protection or other similar relief and fail to pay amounts due to us, or pay those amounts more slowly, either of which could adversely affect our operating results, financial position, and cash flow.

We may be unable to integrate acquired businesses and technologies successfully or to achieve the expected benefits of such acquisitions. We may acquire or invest in additional companies, which may divert our management’s attention, result in additional dilution to our stockholders, and consume resources that are necessary to sustain our business.

Our business strategy may, from time to time, include acquiring other complementary products, technologies, or businesses. In May 2015, we acquired Frontleaf, Inc., and in May 2017, we acquired Leeyo. We are still in the process of integrating Leeyo’s operations into our business. An acquisition, investment, or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of the acquired companies, including Leeyo, particularly if the key personnel of the acquired companies choose not to work for us, if an acquired company’s software is not easily adapted to work with ours, or if we have difficulty retaining the customers of any acquired business due to changes in management or otherwise. Acquisitions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our business. Moreover, the anticipated benefits of any acquisition, investment, or business relationship may not be realized or we may be exposed to unknown liabilities.

We may in the future seek to acquire or invest in additional businesses, products, technologies, or other assets. We also may enter into relationships with other businesses to expand our products and services or our ability to provide our products and services in foreign jurisdictions, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing, or investments in other companies. Negotiating these transactions can be time consuming, difficult, and expensive, and our ability to close these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close. For one or more of those transactions, we may:

•	issue additional equity securities that would dilute our stockholders;

•	use cash that we may need in the future to operate our business;

•	incur debt on terms unfavorable to us or that we are unable to repay;

•	incur large charges or substantial liabilities;

•	encounter difficulties retaining key employees of the acquired company or integrating diverse software codes or business cultures; and

•	become subject to adverse tax consequences, substantial depreciation, or deferred compensation charges.

Any of these risks could adversely impact our business and operating results.

If we are not able to satisfy data protection, security, privacy, and other government- and industry-specific requirements, our growth could be harmed.

There are a number of data protection, security, privacy, and other government- and industry-specific requirements, including those that require companies to notify individuals of data security incidents involving certain types of personal data. Security compromises experienced by us or our service providers may lead to public disclosures, which could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, or cause existing customers to elect not to renew their subscriptions with us. In addition, some of the industries we serve have industry-specific requirements relating to compliance with certain security and regulatory standards, such as those required by the Health Insurance Portability and Accountability Act. We also maintain compliance with the Payment Card Industry Data Security Standard, which is critical to the financial services and insurance industries. As we expand into new verticals and regions, we will likely need to comply with these and other requirements to compete effectively. If we cannot comply or if we incur a violation in one or more of these requirements, our growth could be adversely impacted, and we could incur significant liability.

Privacy concerns and laws, or other domestic or foreign regulations, may reduce the effectiveness of our solution and adversely affect our business.

Our customers can use our solution to collect, use, and store personal or identifying information regarding their customers. National and local governments and agencies in the countries in which we operate and in which our customers operate have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, storage, processing, and disclosure of information obtained from consumers and other individuals, which could impact our ability to offer our products and services in certain jurisdictions or our customers’ ability to deploy our solution globally. Laws and regulations relating to the collection, use, disclosure, security, and other processing of individuals’ information can vary significantly from jurisdiction to jurisdiction and are particularly stringent in Europe. We also may be bound by contractual obligations and other obligations relating to privacy, data protection, and information security that are more stringent than applicable laws and regulations. The costs of compliance with, and other burdens imposed by, laws, regulations, standards, and other obligations relating to privacy, data protection, and information security are significant. In addition, some companies, particularly larger enterprises, often will not contract with vendors that do not meet these rigorous standards. Accordingly, our failure, or perceived inability, to comply with these laws, regulations, standards, and other obligations may limit the use and adoption of our solution, reduce overall demand for our solution, lead to regulatory investigations, litigation, and significant fines, penalties, or liabilities for actual or alleged noncompliance, or slow the pace at which we close sales transactions, any of which could harm our business. Moreover, if we or any of our employees or contractors fail or are believed to fail to adhere to appropriate practices regarding our customers’ data, it may damage our reputation and brand.

Additionally, we expect that existing laws, regulations, standards, and other obligations may be interpreted in new and differing manners in the future, and may be inconsistent among jurisdictions. Future laws, regulations, standards, and other obligations, and changes in the interpretation of existing laws, regulations, standards, and other obligations could result in increased regulation, increased costs of compliance and penalties for non-compliance, and limitations on data collection, use, disclosure, and transfer for us and our customers. The European Union and United States agreed in 2016 to a framework for data transferred from the European Union to the United States, called the Privacy Shield, but this framework has been challenged by private parties and may face additional challenges by national regulators or additional private parties. Additionally, the GDPR became effective in May 2018. The GDPR establishes new requirements applicable to the handling of personal data and imposes penalties for non-compliance of up to the greater of €20 million or 4% of worldwide revenue. The costs of compliance with, and other burdens imposed by, the GDPR may limit the use and adoption of our products and services and could have an adverse impact on our business.

The costs of compliance with, and other burdens imposed by, laws and regulations relating to privacy, data protection, and information security that are applicable to the businesses of our customers may adversely affect our customers’ ability and willingness to process, handle, store, use, and transmit certain types of information, such as demographic and other personal information, of their customers using our solution, which could limit the use, effectiveness, and adoption of our solution and reduce overall demand. In addition, the other bases on which we and our customers rely for the transfer of personal data across national borders, such as the Standard Contractual Clauses promulgated by the EU Commission Decision 2010/87/EU, commonly referred to as the Model Clauses, continue to be subjected to regulatory and judicial scrutiny. If we or our customers are unable to transfer data between and among countries and regions in which we operate, it could decrease demand for our solution, require us to modify or restrict our solution, products, services, or operations, and impair our ability to maintain and grow our customer base and increase our revenue. With respect to any changes we consider necessary or appropriate to make to our solution, products, services, or practices in an effort to comply, or allow our customers to comply, with laws, regulations, or other obligations relating to privacy, data protection, or information security, we may be unable to make those changes in a commercially reasonable manner, in a timely fashion, or at all. Even the perception of privacy concerns, whether or not valid, may inhibit the adoption, effectiveness, or use of our solution.

In addition to government activity, privacy advocacy groups, the technology industry, and other industries have established or may establish various new, additional, or different self-regulatory standards that may place additional burdens on us. Our customers may expect us to meet voluntary certifications or adhere to other standards established by them or third parties, and we may be required or otherwise find it advisable to obtain these certifications or adhere to these standards. If we are unable to maintain these certifications or meet these standards, it could reduce demand for our solution and adversely affect our business.

Failure to comply with anti-corruption and anti-money laundering laws, including the FCPA and similar laws associated with our activities outside of the United States, could subject us to penalties and other adverse consequences.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (FCPA), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the UK Bribery Act, and possibly other anti-bribery and anti-money laundering laws in countries in which we conduct activities. We face significant risks if we fail to comply with the FCPA and other anti-corruption laws that prohibit companies and their employees and third-party intermediaries from promising, authorizing, offering, or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties, and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any advantage. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. In addition, we use various third parties to sell our solution and conduct our business abroad. We or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. We have implemented an anti-corruption compliance program but cannot assure you that all of our employees and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.

Any violation of the FCPA, other applicable anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, or severe criminal or civil sanctions, which could have a materially adverse effect on our reputation, business, operating results, and prospects. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources, significant defense costs, and other professional fees.

We are required to comply with governmental export control laws and regulations. Our failure to comply with these laws and regulations could have an adverse effect on our business and operating results.

Our solution is subject to governmental, including United States and European Union, export control laws and regulations, and as a U.S. company we are covered by the U.S. sanctions regulations. U.S. export control and economic sanctions laws and regulations prohibit the shipment of certain products and services to U.S. embargoed or sanctioned countries, governments, and persons, and complying with export control and sanctions regulations for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. While we take precautions to prevent our solution from being exported in violation of these laws or engaging in any other activities that are subject to these regulations, if we were to fail to comply with U.S. export laws, U.S. Customs regulations and import regulations, U.S. economic sanctions, and other countries’ import and export laws, we could be subject to substantial civil and criminal penalties, including fines for the company, incarceration for responsible employees and managers, and the possible loss of export or import privileges as well as incur reputational harm.

We incorporate encryption technology into certain of our products and certain encryption products may be exported outside of the United States only by a license or a license exception. In addition, various countries regulate the import of certain encryption technology, including import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to deploy our products in those countries. Although we take precautions to prevent our products from being provided in violation of such laws, we cannot assure you that inadvertent violations of such laws have not occurred or will not occur in connection with the distribution of our products despite the precautions we take. Governmental regulation of encryption technology and regulation of imports or exports, or our failure to obtain required import or export approval for our products, could harm our international sales and adversely affect our operating results.

Further, if our partners fail to obtain required import, export, or re-export licenses or permits, we may also be harmed, become the subject of government investigations or penalties, and incur reputational harm. Changes in our solution or changes in export and import regulations may create delays in the introduction of our solution in international markets, prevent our customers with international operations from deploying our solution globally or, in some cases, prevent the export or import of our solution to certain countries, governments, or persons altogether. Any change in export or import laws or regulations, economic sanctions, or related legislation, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons, or technologies targeted by such laws and regulations, could result in decreased use of our solution by, or in our decreased ability to export or sell our solution to, existing or potential customers with international operations. Any decreased use of our solution or limitation on our ability to export or sell our solution would likely harm our business, financial condition, and operating results.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations which could subject our business to increased tax liability.

We may be limited in the portion of net operating loss (NOL) carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes. If not utilized, our NOL carryforwards will begin to expire for federal and state tax purposes beginning in 2027 and 2028, respectively.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (Code), a corporation that undergoes an “ownership change” under Section 382 of the Code is subject to limitations on its ability to utilize its NOLs to offset future taxable income. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. We have not completed a Section 382 study, and therefore, if we earn net taxable income, our ability to use our current NOLs, and any NOLs of companies we have acquired, may be subject to limitations, thereby increasing our overall tax liability. In addition, future changes in our stock ownership, including as a result of future offerings of our capital stock, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law. We have recorded a full valuation allowance related to our NOLs and other net deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets. Our NOLs may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

Furthermore, under the Tax Reform Act, although the treatment of tax losses generated in taxable years ending before December 31, 2017 has generally not changed, tax losses generated in taxable years beginning after December 31, 2017 may be utilized to offset no more than 80% of taxable income annually. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years.

The applicability of sales, use and other tax laws or regulations on our business is uncertain. Adverse tax laws or regulations could be enacted or existing laws could be applied to us or our customers, which could subject us to additional tax liability and related interest and penalties, increase the costs of our services and adversely impact our business.

The application of federal, state, local, and international tax laws to services provided electronically is evolving. New income, sales, use, value-added, or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time (possibly with retroactive effect), and could be applied solely or disproportionately to services provided over the Internet or could otherwise materially affect our financial position and results of operations. Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations.

In addition, state, local, and foreign tax jurisdictions have differing rules and regulations governing sales, use, value-added, and other taxes, and these rules and regulations can be complex and are subject to varying interpretations that may change over time. Existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us (possibly with retroactive effect), which could require us or our customers to pay additional tax amounts on prior sales and going forward, as well as require us or our customers to pay fines or penalties and interest for past amounts. Although our customer contracts typically provide that our customers must pay all applicable sales and similar taxes, our customers may be reluctant to pay back taxes and associated interest or penalties, or we may determine that it would not be commercially feasible to seek reimbursement. If we are required to collect and pay back taxes and associated interest and penalties, or we are unsuccessful in collecting such amounts from our customers, we could incur potentially substantial unplanned expenses, thereby adversely impacting our operating results and cash flows. Imposition of such taxes on our services going forward could also adversely affect our sales activity and have a negative impact on our operating results and cash flows.

Our results of operations and financial condition could be materially affected by the enactment of legislation implementing changes in the U.S. or foreign taxation of international business activities or the adoption of other tax reform policies.

On December 22, 2017, the Tax Reform Act was enacted, which contains significant changes to U.S. tax law, including, but not limited to, a reduction in the corporate tax rate and a transition to a new territorial system of taxation. The primary impact of the new legislation on our provision for income taxes was a reduction of the future tax benefits of our deferred tax assets as a result of the reduction in the corporate tax rate. However, since we have recorded a full valuation allowance against our deferred tax assets, we do not currently anticipate that these changes will have a material impact on our condensed consolidated financial statements. The impact of the Tax Reform Act will likely be subject to ongoing technical guidance and accounting interpretation, which we will continue to monitor and assess. Provisional accounting impacts may change in future reporting periods until the accounting analysis is finalized, which will occur no later than one year from the date the Tax Reform Act was enacted. As we expand the scale of our international business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, results of operations, and financial condition.

Economic uncertainty or downturns, particularly as it impacts particular industries, could adversely affect our business and operating results.

In recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. Economic uncertainty and associated macroeconomic conditions make it extremely difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our solution, which could delay and lengthen sales cycles. Furthermore, during uncertain economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our results could be negatively impacted.

Furthermore, we have customers in a variety of different industries. A significant downturn in the economic activity attributable to any particular industry, including, but not limited to, the retail and financial industries, may cause organizations to react by reducing their capital and operating expenditures in general or by specifically reducing their spending on information technology. In addition, our customers may delay or cancel information technology projects or seek to lower their costs by renegotiating vendor contracts. To the extent purchases of our solution are perceived by customers and potential customers to be discretionary, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, customers may choose to develop in-house software or modify their legacy business software as an alternative to using our solution. Moreover, competitors may respond to challenging market conditions by lowering prices and attempting to lure away our customers.

We cannot predict the timing, strength, or duration of any economic slowdown or any subsequent recovery generally, or any industry in particular. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, and operating results could be materially adversely affected.

If currency exchange rates fluctuate substantially in the future, the results of our operations, which are reported in U.S. dollars, could be adversely affected.

As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. Although we expect an increasing number of sales contracts to be denominated in currencies other than the U.S. dollar in the future, the majority of our sales contracts have historically been denominated in U.S. dollars, and therefore, most of our revenue has not been subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our solution to our customers outside of the United States, which could adversely affect our business, operating results, financial condition, and cash flows. In addition, we incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of such expenses being higher. This could have a negative impact on our operating results. Although we may in the future decide to undertake foreign exchange hedging transactions to cover a portion of our foreign currency exchange exposure, we currently do not hedge our exposure to foreign currency exchange risks.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

U.S. GAAP is subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

In particular, in May 2014, the FASB issued ASC 606, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As an “emerging growth company,” we are allowed under the Jumpstart Our Business Startups Act (JOBS Act) to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to take advantage of this extended transition period under the JOBS Act with respect to ASC 606, which will result in ASC 606 becoming effective for us beginning on February 1, 2019 unless we choose to adopt it earlier. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

We are evaluating ASC 606 and have not determined the impact it may have on our financial reporting. If, for example, we were required to recognize revenue differently with respect to our subscriptions or professional services, the differential revenue recognition may cause variability in our reported operating results due to periodic or long-term changes in the mix among our subscription offerings.

The forecasts of market growth we have provided publicly may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, we cannot assure you our business will grow at similar rates, if at all.

Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The forecasts we have provided publicly relating to the expected growth in the subscription billing and revenue recognition industry and ERP software market may prove to be inaccurate. Even if these markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in executing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth we have provided publicly should not be taken as indicative of our future growth.

Certain of our operating results and financial metrics may be difficult to predict as a result of seasonality.

Although we have not historically experienced significant seasonality with respect to our subscription revenue throughout the year, we have seen seasonality in our sales cycle as a large percentage of our customers make their purchases in the third month of any given quarter. In addition, our fourth quarter has historically been our strongest quarter. We believe that this results in part from the procurement, budgeting, and deployment cycles of many of our customers. We generally expect a relative increase in sales in the second half of each year as budgets of our customers for annual capital purchases are being fully utilized. We may be affected by seasonal trends in the future, particularly as our business matures. Such seasonality may result from a number of factors, including a slowdown in our customers’ procurement process during certain times of the year, both domestically and internationally, and customers choosing to spend remaining budgets shortly before the end of their fiscal years. These effects may become more pronounced as we target larger organizations and their larger budgets for sales of our solution. Additionally, this seasonality may be reflected to a much lesser extent, and sometimes may not be immediately apparent, in our revenue, due to the fact that we recognize subscription revenue over the term of the applicable subscription agreement. In addition, our ability to record professional services revenue can potentially vary based on the number of billable days in the given quarter, which is impacted by holidays and vacations. To the extent we experience this seasonality, it may cause fluctuations in our operating results and financial metrics and make forecasting our future operating results and financial metrics more difficult.

We may need to raise additional capital required to grow our business, and we may not be able to raise capital on terms acceptable to us or at all.

In order to support our growth and respond to business challenges, such as developing new features or enhancements to our solution to stay competitive, acquiring new technologies, and improving our infrastructure, we have made significant financial investments in our business, and we intend to continue to make such investments. As a result, we may need to engage in equity or debt financings, in addition to our Debt Agreement, to provide the funds required for these investments and other business endeavors. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution, and these securities could have rights, preferences, and privileges that are superior to that of holders of our common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve additional restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations.

The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain additional executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources, particularly after we are no longer an emerging growth company. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which would increase our costs and expenses.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be adversely affected.

We also expect that being a public company and these rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.

In addition, as a result of our disclosure obligations as a public company, we have reduced flexibility and are under pressure to focus on short-term results, which may adversely affect our ability to achieve long-term profitability.

As a result of becoming a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting. If we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. For example, we have worked to improve the controls around our key accounting processes and our quarterly close process, we have implemented a number of new systems as part of our control environment, and we have hired additional accounting and finance personnel to help us implement these processes and controls. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. If any of these new or improved controls and systems do not perform as expected, we may experience material weaknesses in our controls.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange. Prior to our IPO,we were not required to comply with the SEC rules that we implement Section 404 of the Sarbanes-Oxley Act and were therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could adversely affect our business and operating results and could cause a decline in the price of our Class A common stock.

Our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and operating results.

Our corporate “ZEO” culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity, and teamwork fostered by our culture, and our business may be harmed.

We believe that our entrepreneurial corporate culture has been a key contributor to our success. We have worked to develop what we call our “ZEO” culture, which is based on the idea that each employee is the CEO of their job and career, and we strive to empower every employee to make and own their decisions and contributions to the company. If we do not continue to develop our corporate culture as we grow and evolve, including maintaining a culture that encourages individual entrepreneurship by our employees, it could harm our ability to foster the innovation, creativity, and teamwork we believe that we need to support our growth. We expect to continue to hire as we expand. As our organization grows and we are required to implement more complex organizational structures, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture, which could negatively impact our future success. In addition, potential liquidity events could create disparities of wealth among our employees, which could adversely impact relations among employees and our corporate culture in general. Our anticipated headcount growth and our transition from a private company to a public company may result in a change to our corporate culture, which could harm our business.

Our Debt Agreement provides our lender with a first-priority lien against substantially all of our assets, including our intellectual property, and contains financial covenants and other restrictions on our actions, which could limit our operational flexibility and otherwise adversely affect our financial condition.

Our Debt Agreement restricts our ability to, among other things:

•	use our accounts receivable, inventory, trademarks, and most of our other assets as security in other borrowings or transactions;

•	incur additional indebtedness;

•	sell certain assets;

•	declare dividends or make certain distributions; and

•	undergo a merger or consolidation or other transactions.

Our Debt Agreement also prohibits us from exceeding an adjusted quick ratio. Our ability to comply with this and other covenants is dependent upon a number of factors, some of which are beyond our control.

Our failure to comply with the covenants or payment requirements, or the occurrence of other events specified in our Debt Agreement, could result in an event of default under the Debt Agreement, which would give our lender the right to terminate their commitments to provide additional loans under the Debt Agreement and to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, we have granted our lender first-priority liens against all of our assets, including our intellectual property, as collateral. Failure to comply with the covenants or other restrictions in the Debt Agreement could result in a default. If the debt under our Debt Agreement was to be accelerated, we may not have sufficient cash on hand or be able to sell sufficient collateral to repay it, which would have an immediate adverse effect on our business and operating results. This could potentially cause us to cease operations and result in a complete loss of your investment in our Class A common stock.

We are an emerging growth company, and we cannot be certain that the reduced disclosure requirements applicable to emerging growth companies will not make our Class A common stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act, and, for so long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to take advantage of the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. If we cease to be an emerging growth company, we will no longer be able to take advantage of these exemptions or the extended transition period for complying with new or revised accounting standards.

We will remain an emerging growth company until the earliest of (i) January 31, 2024, which is the last day of the fiscal year following the fifth anniversary of our IPO, (ii) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more, (iii) the date on which we have, during the previous rolling three-year period, issued more than $1.0 billion in non-convertible debt securities, or (iv) the last day of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last day of our then most recently completed second fiscal quarter.

We cannot predict if investors will find our Class A common stock less attractive or our company less comparable to certain other public companies because we will rely on these exemptions and elections. For example, if we do not adopt a new or revised accounting standard, our future operating results and financial statements may not be as comparable to the operating results and financial statements of certain other companies in our industry that adopted such standards. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

We may be adversely affected by natural disasters and other catastrophic events, and by man-made problems such as terrorism, that could disrupt our business operations and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Natural disasters or other catastrophic events may also cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse effect on our business, operating results, and financial condition. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics, and other events beyond our control. In addition, acts of terrorism and other geopolitical unrest could cause disruptions in our business or the businesses of our partners or the economy as a whole. In the event of a natural disaster, including a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our solution, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. For example, our corporate headquarters is located in California, a state that frequently experiences earthquakes. Additionally, all of the aforementioned risks may be further increased if we do not implement a disaster recovery plan or our partners’ disaster recovery plans prove to be inadequate.

Risks Related to Ownership of Our Class A Common Stock

The stock price of our Class A common stock has been and may continue to be volatile, and you could lose all or part of your investment.

The market price of our Class A common stock has been and may continue to be volatile. Since shares of our Class A were sold in our IPO in April 2018 at a price of $14.00 per share, our stock price has ranged from $18.75 to $33.08, through June 12, 2018. In addition to factors discussed in this Form 10-Q, the market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	overall performance of the equity markets;

•	actual or anticipated fluctuations in our revenue and other operating results;

•	changes in the financial projections we may provide to the public or our failure to meet these projections;

•	failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	recruitment or departure of key personnel;

•	the economy as a whole and market conditions in our industry;

•	negative publicity related to the real or perceived quality of our solution, as well as the failure to timely launch new products and services that gain market acceptance;

•	growth of the Subscription Economy;

•	rumors and market speculation involving us or other companies in our industry;

•	announcements by us or our competitors of new products, commercial relationships, or significant technical innovations;

•	acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	lawsuits threatened or filed against us, litigation involving our industry, or both;

•	developments or disputes concerning our or other parties’ products, services, or intellectual property rights;

•	changes in accounting standards, policies, guidelines, interpretations, or principles;

•	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events;

•	the expiration of contractual lock-up or market stand-off agreements; and

•	sales of shares of our Class A common stock by us or our stockholders.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies, and technology companies in particular, have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.

Sales of a substantial number of shares of our Class A common stock in the public market, particularly sales by our directors, executive officers, and significant stockholders, or the perception that these sales could occur, could cause the market price of our Class A common stock to decline and may make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.

The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market. The perception that these sales might occur may also cause the market price of our Class A common stock to decline. We had a total of 107.1 million shares of our Class A and Class B common stock outstanding as of April 30, 2018. Of these shares, 12.7 million Class A common stock sold in our IPO are freely tradable, except for any shares purchased by our “affiliates” as defined in Rule 144 under the Securities Act of 1933, as amended (Securities Act).

With respect to our outstanding shares of common stock not sold in the IPO, subject to certain exceptions, we, all of our directors and executive officers, and all of the holders of our common stock and securities exercisable for or convertible into our common stock outstanding immediately prior to our IPO, are subject to market stand-off agreements with us or have entered into lock-up agreements with the underwriters of our IPO under which they have agreed, subject to specific exceptions, not to sell, directly or indirectly, any shares of common stock without the permission of our IPO underwriters, for a period of 180 days from April 11, 2018, the date of the Prospectus used in connection with our IPO; provided that such restricted period will end with respect to 25% of the shares subject to each lock-up agreement if at any time beginning 90 days after the date of the Prospectus (i) we have filed at least one quarterly report on Form 10-Q or annual report on Form 10-K, and (ii) the last reported closing price of our Class A common stock is at least 33% greater than the initial public offering price of our Class A common stock for 10 out of any 15 consecutive trading days ending on or after the 90th day after the date of the Prospectus (which 15 trading day period may begin prior to such 90th day); provided further, that if such restricted period ends during a trading blackout period, the restricted period will end one business day following the date that we announce our earnings results for the previous quarter. When the lock-up period expires, we and our securityholders subject to a lock-up agreement or market standoff agreement will be able to sell our shares in the public market. In addition, the underwriters may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements prior to the expiration of the lock-up period. Sales of a substantial number of such shares upon expiration of the lock-up and market stand-off agreements, or the perception that such sales may occur, or early release of these agreements, could cause our market price to fall or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.

In addition, as of April 30, 2018, we had options outstanding that, if fully exercised, would result in the issuance of 16.8 million shares of Class B common stock and RSUs that, if fully settled, would result in the issuance of 0.8 million shares of Class B common stock. We have filed a registration statement on Form S-8 to register shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable vesting requirements and expiration of the market standoff agreements and lock-up agreements referred to above, the shares issued upon exercise of outstanding stock options or settlement of outstanding RSUs will be available for immediate resale in the United States in the open market.

Moreover, certain holders of our common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of such shares or to include such shares in registration statements that we may file for us or other stockholders.

We may also issue our shares of common stock or securities convertible into shares of our common stock from time to time in connection with a financing, acquisition, investments, or otherwise. We also expect to grant equity awards to employees, directors, and consultants under our 2018 Plan and rights to purchase our Class A Common Stock under our ESPP. Any such issuances could result in substantial dilution to our existing stockholders and cause the market price of our Class A common stock to decline.

The dual class structure of our common stock has the effect of concentrating voting control with holders of our Class B common stock, including our directors, executive officers, and significant stockholders, which limits or precludes your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of April 30, 2018, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the outstanding shares of Class B common stock, (ii) April 16, 2028, and (iii) the date the shares of Class B common stock cease to represent at least 5% of all outstanding shares of our common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain permitted transfers effected for estate planning purposes. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term.

The dual class structure of our common stock may adversely affect the trading market for our Class A common stock.

S&P Dow Jones and FTSE Russell have recently announced changes to their eligibility criteria for inclusion of shares of public companies on certain indices, including the S&P 500, namely, to exclude companies with multiple classes of shares of common stock from being added to such indices. In addition, several shareholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual class structure of our common stock may prevent the inclusion of our Class A common stock in such indices and may cause shareholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from indices could result in a less active trading market for our Class A common stock. Any actions or publications by shareholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.

If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, the price of our Class A common stock and trading volume could decline.

The trading market for our Class A common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, the trading price for our Class A common stock could be negatively affected. If one or more of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, the price of our Class A common stock would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which might cause our Class A common stock price and trading volume to decline.

Even if our stock is actively covered by analysts, we do not have any control over the analysts or the measures that analysts or investors may rely upon to forecast our future results. For example, in order to assess our business activity in a given period, analysts and investors may look at the combination of revenue and changes in deferred revenue in a given period (sometimes referred to as “billings”). Over-reliance on billings or similar measures may result in analyst or investor forecasts that differ significantly from our own for a variety of reasons, including:

•	a relatively large number of transactions occur at the end of the quarter. Invoicing of those transactions may or may not occur before the end of the quarter based on a number of factors including receipt of information from the customer, volume of transactions, and holidays. A shift of a few days has little economic impact on our business, but will shift deferred revenue from one period into the next;

•	a shift in billing frequency (i.e. from monthly to quarterly or from quarterly to annually), which may distort trends;

•	subscriptions that have deferred start dates; and

•	services that are invoiced upon delivery.

In addition, the new revenue recognition standard, ASC 606, introduces new and significant disclosure requirements. These disclosure obligations will be prepared on the basis of estimates that can change over time and on the basis of events over which we have no control. Market practices surrounding the calculation of this measure are still evolving. It is possible that analysts and investor may misinterpret our disclosure or that our methods for estimating this disclosure differ significantly from others, which could lead to inaccurate or unfavorable forecasts by analysts and investors.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. Additionally, our ability to pay dividends on our common stock is limited by restrictions under the terms of our Debt Agreement. We anticipate that for the foreseeable future we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management, limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees, and limit the market price of our Class A common stock.

Provisions in our restated certificate of incorporation and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our restated certificate of incorporation and restated bylaws include provisions that:

•	provide that our board of directors will be classified into three classes of directors with staggered three-year terms;

•	permit the board of directors to establish the number of directors and fill any vacancies and newly-created directorships;

•	require supermajority voting to amend some provisions in our restated certificate of incorporation and restated bylaws;

•	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;

•	provide that only the chairman of our board of directors, our chief executive officer, lead independent director, or a majority of our board of directors will be authorized to call a special meeting of stockholders;

•	provide for a dual class common stock structure in which holders of our Class B common stock may have the ability to control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the outstanding shares of our common stock, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	provide that the board of directors is expressly authorized to make, alter, or repeal our bylaws; and

•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

In addition, our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, or DGCL, our restated certificate of incorporation, or our restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results, and financial condition.

Moreover, Section 203 of the DGCL may discourage, delay, or prevent a change of control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

From February 1, 2018 through April 12, 2018 (the date of the filing of our registration statement on Form S-8), we granted options to purchase an aggregate of 3.5 million shares of Class B common stock under our 2015 Plan, with a per share exercise price of $12.28, and we issued 1.8 million shares of Class B common stock upon exercise of stock options under our 2006 Plan and 2015 Plan. These shares were issued pursuant to benefit plans and contracts related to compensation in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

Use of Proceeds

In April 2018, we closed our initial public offering, in which we sold 12.7 million shares of Class A common stock at a price to the public of $14.00 per share, including shares sold in connection with the exercise of the underwriters’ option to purchase additional shares. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-223722), which was declared effective by the SEC on April 11, 2018. We raised aggregate net proceeds of $162.2 million from the IPO, after underwriting discounts and commissions and payments of offering costs through April 30, 2018. There has been no material change in the planned use of proceeds from our IPO as described in the Prospectus. The managing underwriters of our IPO were Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.

Item 6. Exhibits.

Exhibit Number		Incorporated By Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation					X

3.2	Restated Bylaws					X

10.1	Form of Indemnification Agreement by and between Zuora and each of its directors and executive officers	S-1	333-223722	10.1	3/16/18

10.2	2018 Equity Incentive Plan and forms of award agreements	S-1	333-223722	10.4	3/16/18

10.3	2018 Employee Stock Purchase Plan and form of subscription agreement	S-1	333-223722	10.5	3/16/18

10.4	Offer Letter, dated March 6, 2018, between Tien Tzuo and Zuora	S-1	333-223722	10.6	3/16/18

10.5	Offer Letter, dated March 6, 2018, between Brent R. Cromley, Jr. and Zuora	S-1	333-223722	10.7	3/16/18

10.6	Offer Letter, dated March 6, 2018, between Marc Diouane and Zuora	S-1	333-223722	10.8	3/16/18

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act					X

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZUORA, INC.

Date: June 13, 2018	By:	/s/ Tyler Sloat
Tyler Sloat
Chief Financial Officer (Principal Accounting and Financial Officer)