Form 10-Q
period 2018-07-31
ZUORA INC
filed 2018-09-12
CIK 1423774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 001-38451
_____________________________
Zuora, Inc.
(Exact name of registrant as specified in its charter)
_____________________________

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
_____________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of August 31, 2018, the number of shares of the registrant’s Class A common stock outstanding was 61,124,245 and the number of shares of the registrant’s Class B Common Stock outstanding was 46,594,634.

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
ZUORA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	July 31, 2018	January 31, 2018
Assets
Current assets:
Cash and cash equivalents	$179,195	$48,208
Accounts receivable, net of allowance for doubtful accounts of $3,018 and $3,292 as of July 31, 2018 and January 31, 2018, respectively	42,054	49,764
Restricted cash, current portion	1,770	—
Prepaid expenses and other current assets	8,793	9,302
Total current assets	231,812	107,274
Property and equipment, net	16,924	10,204
Restricted cash, net of current portion	4,884	5,155
Purchased intangibles, net	10,048	11,292
Goodwill	20,861	20,614
Other assets	2,708	827
Total assets	$287,237	$155,366
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,841	$2,572
Accrued expenses and other current liabilities	14,677	24,496
Accrued employee liabilities	20,976	17,701
Lease obligation, current portion	1,648	1,066
Debt, current portion	5,000	2,917
Deferred revenue, current portion	69,094	66,058
Total current liabilities	114,236	114,810
Debt, net of current portion	9,616	12,052
Deferred revenue, net of current portion	741	346
Lease obligation, net of current portion	1,541	324
Other long-term liabilities	1,856	1,168
Total liabilities	127,990	128,700
Commitments and contingencies (note 13)
Stockholders’ equity:
Convertible preferred stock	—	6
Class A common stock	4	—
Class B common stock	6	3
Additional paid-in capital	461,804	286,152
Related party receivable	(5,657)	(1,281)
Accumulated comprehensive loss	809	471
Accumulated deficit	(297,719)	(258,685)
Total stockholders’ equity	159,247	26,666
Total liabilities and stockholders’ equity	$287,237	$155,366
See notes to condensed consolidated financial statements.

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Revenue:
Subscription	$41,470	$28,797	$77,584	$54,852
Professional services	16,284	10,615	31,914	16,899
Total revenue	57,754	39,412	109,498	71,751
Cost of revenue:
Subscription	10,421	8,071	20,286	14,106
Professional services	18,226	12,552	34,379	19,326
Total cost of revenue	28,647	20,623	54,665	33,432
Gross profit	29,107	18,789	54,833	38,319
Operating expenses:
Research and development	13,323	9,768	25,385	17,645
Sales and marketing	25,429	18,479	48,266	33,431
General and administrative	8,563	5,551	17,974	10,230
Total operating expenses	47,315	33,798	91,625	61,306
Loss from operations	(18,208)	(15,009)	(36,792)	(22,987)
Interest and other (expense) income, net	(1,178)	407	(1,851)	391
Loss before income taxes	(19,386)	(14,602)	(38,643)	(22,596)
Income tax provision	(201)	(239)	(391)	(371)
Net loss	(19,587)	(14,841)	(39,034)	(22,967)
Comprehensive loss:
Foreign currency translation adjustment	418	154	340	320
Comprehensive loss	$(19,169)	$(14,687)	$(38,694)	$(22,647)
Net loss per share attributable to common stockholders, basic and diluted	$(0.19)	$(0.56)	$(0.52)	$(0.90)
Weighted-average shares outstanding used in calculating net loss per share attributable to common stockholders, basic and diluted	105,146	26,417	75,529	25,654
See notes to condensed consolidated financial statements.

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(39,034)	$(22,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,495	3,188
Stock-based compensation	10,263	2,954
Loss on disposal of assets	144	—
Provision for doubtful accounts	2,512	345
Changes in operating assets and liabilities:
Accounts receivable	5,198	1,421
Prepaid expenses and other current assets	(1,905)	(267)
Other assets	(1,881)	(76)
Accounts payable	159	(3,106)
Accrued expenses and other current liabilities	2,626	1,873
Accrued employee liabilities	3,275	1,643
Deferred revenue	3,431	2,042
Other long-term liabilities	495	(68)
Net cash used in operating activities	(10,222)	(13,018)
Cash flows from investing activities:
Purchases of property and equipment	(6,690)	(1,658)
Business combinations, net of cash acquired	(247)	(11,420)
Net cash used in investing activities	(6,937)	(13,078)
Cash flows from financing activities:
Payments under capital leases	(464)	(903)
Proceeds from issuance of common stock upon exercise of stock options	6,665	2,184
Payments of offering costs	(4,272)	—
Proceeds from initial public offering costs, net of underwriters’ discounts and commissions	164,703	—
Payments under related party notes receivable	(4,344)	—
Repurchases of unvested common stock	(6)	—
Principal payments on long-term debt	(417)	—
Payments related to business combination	(12,558)	—
Proceeds from long-term debt, net of issuance costs	—	14,949
Net cash provided by financing activities	149,307	16,230
Effect of exchange rates on cash and cash equivalents and restricted cash	338	321
Net increase (decrease) in cash and cash equivalents and restricted cash	132,486	(9,545)
Cash and cash equivalents and restricted cash, beginning of period	53,363	77,882
Cash and cash equivalents and restricted cash, end of period	$185,849	$68,337
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$2,335	$488
Lapse in restrictions on early exercised common stock options	$739	$289
Property and equipment purchases accrued or in accounts payable	$1,069	$66
Deferred offering costs payable or accrued but not paid	$337	$—
Accrued acquisition-related payments	$—	$12,558
Reconciliation of cash and cash equivalents and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$179,195	$63,176
Restricted cash, current	1,770	6
Restricted cash, net of current portion	4,884	5,155
Total cash and cash equivalents and restricted cash	$185,849	$68,337
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
Initial Public Offering
In April 2018, the Company completed an initial public offering (IPO), in which the Company issued and sold an aggregate of 12.7 million shares of its newly authorized Class A common stock at a price to the public of $14.00 per share. The shares sold included 1.7 million shares pursuant to the exercise by the underwriters of an option to purchase additional shares at a price of $14.00 per share less underwriting discounts and commissions. The Company received aggregate net proceeds of $162.2 million from the IPO after deducting underwriting discounts and commissions and payments of offering costs as of April 30, 2018.
Prior to the completion of the IPO, all shares of common stock then outstanding were reclassified as Class B common stock, and all shares of convertible preferred stock outstanding immediately prior to the IPO were converted into 62.0 million shares of Class B common stock on a one-to-one basis.
As of July 31, 2018, 45.0 million shares of the Company’s Class A common stock and 62.7 million shares of Class B common stock were outstanding.
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
Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
The Company’s significant accounting policies are discussed in “Index to Consolidated Financial Statements—Note 1. Summary of Business and Significant Accounting Policies” in the Prospectus. There have been no significant changes to these policies during the six months ended July 31, 2018, except as noted below.
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
In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07). The guidance expands the scope of the topic to include share-based payments granted to non-employees in exchange for goods or services. Upon adoption, the fair value of awards granted to non-employees will be determined as of the grant date, which will be recognized over the service period. Previous guidance required the awards to be remeasured at fair value periodically when determining the related expense. ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company has not yet adopted ASU 2018-07 and does not expect the adoption to have a significant impact on its condensed consolidated financial statements.

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

Note 3. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	July 31, 2018	January 31, 2018
Prepaid software subscriptions	$3,458	$3,239
Prepaid insurance	1,502	445
Prepaid hosting costs	1,151	486
Prepaid rent	876	657
Taxes	542	533
Short-term deposits	380	480
Prepaid employee-related costs	158	132
Capitalized offering costs	—	2,460
Other	726	870
Total	$8,793	$9,302
Note 4. Fair Value Measurements
The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, other accrued expenses, debt and capital lease obligations, approximate their fair values due to their relatively short maturity, and in the case of leases, interest rates approximate current market interest rates.
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
The Company does not have any significant assets or liabilities that utilize Level 2 or Level 3 (unobservable) inputs. As of July 31, 2018 and January 31, 2018, the Company held cash equivalents and restricted cash of approximately $162.6 million and $35.1 million, respectively, in money market funds measured at fair value using Level 1 inputs.

Note 5. Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	July 31, 2018	January 31, 2018
Servers	$14,413	$11,283
Computer equipment	9,164	6,885
Software	8,521	7,148
Leasehold improvements	4,066	1,968
Furniture and fixtures	2,539	1,446
Vehicles	23	25
	38,726	28,755
Less accumulated depreciation and amortization	(21,802)	(18,551)
Total	$16,924	$10,204
Depreciation and amortization expense was $1.7 million and $2.9 million for the three and six months ended July 31, 2018, respectively, and $1.3 million and $2.5 million for the three and six months ended July 31, 2017, respectively. Depreciation and amortization expense is included in operating expenses and cost of revenue in the accompanying unaudited condensed consolidated statements of comprehensive loss.
As of July 31, 2018 and January 31, 2018, capitalized internal-use software costs, net of amortization, were $4.1 million and $3.4 million, respectively. Internal-use software amortization recorded to cost of subscription revenue was $0.3 million and $0.6 million for the three and six months ended July 31, 2018, respectively, and $0.3 million and $0.7 million for the three and six months ended July 31, 2017, respectively.
Note 6. Purchased Intangible Assets
The following table summarizes the purchased intangible asset balances (in thousands):

	As of July 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$7,697	$(3,475)	$4,222
Customer relationships	5,933	(865)	5,068
Trade names	909	(151)	758
Total	$14,539	$(4,491)	$10,048

	As of January 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$7,697	$(2,666)	$5,031
Customer relationships	5,933	(494)	5,439
Trade names	909	(87)	822
Total	$14,539	$(3,247)	$11,292
Amortization expense related to purchased intangible assets was approximately $0.6 million and $1.2 million for the three and six months ended July 31, 2018, respectively, and $0.5 million and $0.7 million for the three and six months ended July 31, 2017, respectively. Amortization expense related to purchased intangible assets is included in cost of subscription revenue in the accompanying unaudited condensed consolidated statements of comprehensive loss.

Note 7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	July 31, 2018	January 31, 2018
Accrued goods and services taxes	$3,172	$2,488
Accrued outside services and consulting	2,542	2,006
Employee early exercised stock options	1,130	556
Accrued property and equipment purchases	980	—
Accrued sales and use tax liability	465	431
Deferred rent, current	922	604
Accrued legal fees	254	828
Accrued IPO-related costs	232	1,120
Accrued foreign income taxes	217	221
Accrued acquisition-related payments	—	12,558
Other accrued expenses	4,763	3,684
Total	$14,677	$24,496
Note 8. Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	July 31, 2018	January 31, 2018
Deferred rent, net of current portion	$741	$356
Long-term income taxes payable	436	472
Early exercised common stock options	304	139
Other	375	201
Total	$1,856	$1,168

Note 9. Debt
On June 14, 2017, the Company entered into a Loan and Security Agreement (Debt Agreement) with Silicon Valley Bank. The Debt Agreement established a revolving loan and a term loan facility in the amount of $10.0 million and $30.0 million, respectively.
Revolving Loan. The Debt Agreement allows the Company to borrow up to $10.0 million until June 2019 in revolving loans. The revolving loan is intended to support working capital and general corporate uses and is available to the Company to draw down upon anytime up to 24 months from the effective date of the agreement. Advances drawn down under the revolving loan incur interest at the prime rate as published by the Wall Street Journal (WSJ Prime Rate) which is due monthly on any amounts drawn down, with the principal due at maturity. Any outstanding amounts must be fully repaid before June 14, 2019. The Company is required to pay an annual fee of $20,000 on this revolving loan, regardless of any amounts drawn down. As of July 31, 2018, the Company had not drawn down any amounts under this revolving loan.
Term Loan. The Debt Agreement allowed the Company to borrow up to $30.0 million in the form of term loans until June 14, 2018. In June 2017, the Company drew down $15.0 million to partially finance the acquisition of Leeyo Software, Inc. (Leeyo), and the remaining $15.0 million was available for borrowing until June 14, 2018 but was not drawn down. Any outstanding amounts under the term loan accrue interest at the WSJ Prime rate plus 1.00%. The interest rate was 6.00% as of July 31, 2018. Beginning June 2018, the Company is required to make equal monthly payments of principal and interest over 36 months until the term loan is repaid. The Company may prepay all outstanding principal and accrued interest at any time without penalty. The Company will incur a facility fee of 1.5% upon the earlier to occur of prepayment or the termination of the facility. As of July 31, 2018, the Company had $14.6 million outstanding under the term loan.
Both the revolving loan and the term loan are subject to a certain financial covenant to maintain an adjusted quick ratio of no less than 1.10:1.00. As of July 31, 2018, the Company was in compliance with this financial covenant. The Debt Agreement also imposes certain limitations with respect to lines of business, mergers, investments and acquisitions, additional indebtedness, distributions, guarantees, liens, and encumbrances. The Company was also in compliance with these restrictions as of July 31, 2018.
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

Note 10. Income Taxes
For each of the three month periods ended July 31, 2018 and 2017, the Company recorded a tax provision of $0.2 million on pretax losses of $19.4 million and $14.6 million, respectively. The effective tax rates for the three month periods ended July 31, 2018 and 2017 were (1.0)% and (1.6)%, respectively. The effective tax rate for the three months ended July 31, 2018 and 2017 differs from the statutory rate primarily as a result of providing no benefit on pretax losses incurred in the United States. For the three months ended July 31, 2018, the Company maintained a full valuation allowance on its U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.
For each of the six month periods ended July 31, 2018 and 2017, the Company recorded a tax provision of $0.4 million on pretax losses of $38.6 million and $22.6 million, respectively. The effective tax rates for the six month periods ended July 31, 2018 and 2017 were (1.0)% and (1.6)%, respectively. The effective tax rate for the six months ended July 31, 2018 and 2017 differs from the statutory rate primarily as a result of providing no benefit on pretax losses incurred in the United States. For the six months ended July 31, 2018, the Company maintained a full valuation allowance on its U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.
On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, and changes to how the United States imposes income tax on multinational corporations.
In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. In fiscal 2018, we calculated an estimate of the expected decrease on our existing deferred tax balances due to the decrease in the tax rate. We determined the impact to be approximately a $30.0 million decrease to our deferred tax assets. Because we provide a valuation allowance against our tax assets, we consequently adjusted the valuation allowance to compensate for this reduction in the provision. As of January 31, 2018, we had not completed our accounting for the tax effects of enactment of the Tax Reform Act; however, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. We will continue to assess our provision for income taxes as future guidance is issued, but do not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118.
Note 11. Stockholders’ Equity
Convertible Preferred Stock
Immediately prior to the completion of the IPO, all shares of convertible preferred stock then outstanding were converted into 62.0 million shares of Class B common stock on a one-to-one basis. As of July 31, 2018, there were no shares of convertible preferred stock issued and outstanding.
Common Stock
Prior to the IPO, all shares of common stock then outstanding were reclassified into Class B common stock. Shares offered and sold in the IPO consisted of newly authorized shares of Class A common stock.

As of July 31, 2018, the Company had authorized 500 million shares of Class A common stock and 500 million shares of Class B common stock, each with a par value of $0.0001 per share. As of July 31, 2018, 45.0 million shares of Class A common stock and 62.7 million shares of Class B common stock were issued and outstanding.
Holders of Class A and Class B common stock are entitled to one vote per share and ten votes per share, respectively, and the shares of Class A common stock and Class B common stock are identical, except for voting and conversion rights.

Note 12. Employee Stock Plans
Equity Incentive Plans
In March 2018, the Company’s Board of Directors adopted and its stockholders approved the 2018 Equity Incentive Plan (2018 Plan). The 2018 Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, RSUs, performance awards, and stock bonuses. As of July 31, 2018, approximately 9.0 million shares of Class A common stock were reserved and available for issuance under the 2018 Plan. In addition, as of July 31, 2018, 17.0 million stock options and RSUs exercisable or settleable for Class B common stock were outstanding in the aggregate under the Company’s 2006 Stock Plan (2006 Plan) and 2015 Equity Incentive Plan (2015 Plan), which plans were terminated in May 2015 and April 2018, respectively. The 2006 Plan and 2015 Plan continue to govern outstanding equity awards granted thereunder.
Stock Options
The following table summarizes stock option activity and related information (in thousands except exercise price and contractual term):

	Shares Subject To Outstanding Stock Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of January 31, 2018	15,401	$3.56	7.91	$83,322
Granted	3,617	8.16
Exercised	(2,246)	2.96
Forfeited	(323)	5.23
Balance as of July 31, 2018	16,449	4.62	7.99	$327,449
Exercisable as of July 31, 2018	15,747	4.53	7.94	314,980
Vested and expected to vest as of July 31, 2018	14,453	4.48	7.88	$289,845
The weighted average grant date fair value per share of options granted during the three months ended July 31, 2018 was $6.85, and was $6.76 and $1.47 for the six months ended July 31, 2018 and 2017, respectively. The aggregate intrinsic value of options exercised during the three months ended July 31, 2018 was $5.9 million, and was $17.9 million and $1.8 million for the six months ended July 31, 2018 and 2017, respectively. As of July 31, 2018, there was $27.1 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over the next 3.1 years.
The Company used the Black-Scholes option-pricing model to estimate the fair value of its stock options granted with the following assumptions:

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Fair value of common stock	$19.63	$5.42	$12.28 - $19.63	$3.28 - $5.42
Expected volatility	29.9%	42.3%	29.9% - 40.9%	40.0% - 42.6%
Expected term (years)	5.98 - 6.05	5.99	5.06 - 6.44	5.14 - 6.99
Risk-free interest rate	2.87%	1.95%	2.62% - 2.87%	1.89% - 2.26%
Expected dividend yield	—	—	—	—

Options Subject to Early Exercise
At the discretion of the board of directors, certain options may be exercisable immediately at the date of grant but are subject to a repurchase right, under which the Company may buy back any unvested shares at the lower of their original exercise price or then current fair market value in the event of an employee’s termination prior to vesting. The consideration received for an exercise of an unvested option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The liabilities are reclassified into equity as the awards vest. As of July 31, 2018 and January 31, 2018, the Company had $1.4 million and $0.7 million, respectively, recorded in accrued expenses and other current liabilities, and other long-term liabilities, related to early exercises of options to acquire 0.3 million and 0.2 million shares of common stock, respectively.
RSU and Restricted Stock Award Activity
The following table summarizes RSU and restricted stock award activity and related information for the six months ended July 31, 2018 (in thousands except grant date fair value):

	Number of RSU and Restricted Shares Outstanding	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2018	3,037	$5.37
Granted	234	20.18
Vested	(737)	5.49
Forfeited	(31)	6.30
Balance as of July 31, 2018	2,503	$6.71
As of July 31, 2018, there was $12.7 million of unrecognized compensation cost related to unvested RSUs and restricted stock awards, which is expected to be recognized over the next 2.4 years.
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
As of July 31, 2018, there was approximately $5.5 million of unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized over the remaining term of the initial offering period.
The Company estimated the fair value of ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Fair value of common stock	$14.00	$—	$14.00	$—
Expected volatility	24.6% - 29.9%	—	24.6% - 29.9%	—
Expected term (in years)	0.68 - 2.18	—	0.68 - 2.18	—
Risk-free interest rate	2.01% - 2.36%	—	2.01% - 2.36%	—
Expected dividend yield	—	—	—	—

Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories in the Company’s unaudited condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Cost of subscription revenue	$433	$163	$756	$251
Cost of professional services revenue	1,399	356	2,430	496
Research and development	1,416	479	2,464	808
Sales and marketing	1,522	557	3,112	963
General and administrative	890	244	1,501	435
Total stock-based compensation expense	$5,660	$1,799	$10,263	$2,953

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
The Company has capital lease agreements with a lender to use data center equipment and related software. The lease agreements provide the Company the ability to finance its equipment purchases over an extended period of time. At the end of the lease terms, the Company is obligated to purchase the equipment. In connection with the equipment financing agreement, the Company had outstanding bank issued irrevocable letters of credit of $4.4 million as of July 31, 2018, classified as restricted cash on its unaudited condensed consolidated balance sheet.
As of July 31, 2018, the Company had operating leases for its offices in the United States and other locations around the world. The Company also had operating leases for facilities related to its U.S. data centers in Las Vegas, Nevada and Santa Clara, California. The initial lease term for these facilities ranged from three to seven years and includes approximately 176,000 square feet of space. In connection with these leased facilities, the Company had outstanding bank issued irrevocable letters of credit on the leases of $2.3 million as of July 31, 2018, classified as restricted cash on the Company’s unaudited condensed consolidated balance sheet.
Certain facility lease agreements contain allowances, rent holidays, and escalation provisions. For these leases, the Company recognizes the related rental expense on a straight-line basis over the lease period of the facility and records the difference between amounts charged to operations and amounts paid as deferred rent. Deferred rent was $1.7 million and $1.0 million as of July 31, 2018 and January 31, 2018, respectively, and is included in accrued expenses and other current liabilities and other long-term liabilities in the condensed consolidated balance sheets. Rent expense was $2.7 million and $4.4 million for the three and six months ended July 31, 2018, respectively, and $1.4 million and $2.7 million for the three and six months ended July 31, 2017, respectively.
As of July 31, 2018, the future minimum lease payments under capital and operating leases by fiscal year were as follows (in thousands):

	Capital Leases	Operating Leases
Remainder of 2019	$1,134	$3,180
2020	1,114	7,340
2021	578	5,568
2022	363	5,686
2023	—	5,560
Thereafter	—	4,362
Total future lease commitments	$3,189	$31,696
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
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Numerator:
Net loss	$(19,587)	$(14,841)	$(39,034)	$(22,967)
Denominator:
Weighted-average common shares outstanding, basic and diluted	105,146	26,417	75,529	25,654
Net loss per share attributable to common stockholders, basic and diluted	$(0.19)	$(0.56)	$(0.52)	$(0.90)

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

	As of July 31,
	2018	2017
Conversion of convertible preferred stock	—	61,984
Issued and outstanding stock options	16,449	13,327
Unvested restricted stock issued and outstanding	1,731	2,133
Unvested RSUs issued and outstanding	772	—
Shares committed under ESPP	225	—
Total	19,177	77,444
Note 15. Related Party Transactions
Certain members of the Company’s Board of Directors serve or are closely affiliated with people who serve on the board of directors of companies that are customers or vendors of the Company. Certain of the Company’s executive officers also serve on the board of directors of companies that are customers or vendors of the Company. The Company had no related party transactions during the three months ended July 31, 2018.
In November 2017 and April 2018, the Company paid an aggregate $5.6 million of taxes owed in connection with restricted stock granted to two employees in exchange for full-recourse promissory notes, which notes were secured by 4.6 million shares of restricted common stock. The notes accrued interest at rates ranging from 1.85% to 2.72% and become payable in full upon the earlier of: (i) a change in control or (ii) January 12, 2019. Consistent with ASC 505-10-45, the notes receivable balance is presented as a deduction from stockholders’ equity. In August 2018, the notes were fully repaid.

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
We began operations in 2007 with a vision of providing the cloud-based software necessary to bring about, and enable companies to succeed in, the Subscription Economy. Since our inception, we have continued to innovate and have made significant investments to deliver a comprehensive solution for a broad array of use cases in the Subscription Economy. In April, 2018, we completed our initial public offering, in which we sold approximately 12.7 million shares of our Class A common stock, including shares sold pursuant to the underwriters’ option to purchase additional shares. The shares were sold at a price to the public of $14.00 per share for aggregate net proceeds of approximately $162.2 million, after underwriting discounts and commissions and payments of offering costs as of April 30, 2018.
We generated subscription revenue of $41.5 million and total revenue of $57.8 million for the three months ended July 31, 2018, increases of 44% and 47% year-over-year, respectively. For the six months ended July 31, 2018, we generated subscription revenue of $77.6 million and total revenue of $109.5 million, increases of 41% and 53% year over year, respectively. We have continued to make significant expenditures and investments, including personnel-related costs, infrastructure, operations and innovation, and have incurred net losses in each period since our inception, including net losses of $19.6 million and $14.8 million for the three months ended July 31, 2018 and 2017, respectively and $39.0 million and $23.0 million for the six months ended July 31, 2018 and 2017, respectively.

Key Operational and Financial Metrics
We monitor the following key operational and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:
Customers with Annual Contract Value (ACV) Equal to or Greater than $100,000
We believe our ability to enter into larger contracts is indicative of broader adoption of our solution by larger organizations. It also reflects our ability to expand our revenue footprint within our current customer base. We define ACV as the subscription revenue we would contractually expect to recognize from that customer over the next twelve months, assuming no increases or reductions in their subscriptions. We define the number of customers at the end of any particular period as the number of parties or organizations that have entered into a distinct subscription contract with us for which the term has not ended. Each party with which we have entered into a distinct subscription contract is considered a unique customer, and in some cases, there may be more than one customer within a single organization. We have increased the number of customers with ACV equal to or greater than $100,000 to 474 as of July 31, 2018, as compared to 371 customers as of July 31, 2017.
Dollar-Based Retention Rate
We believe our dollar-based retention rate is a key measure of our ability to retain and expand revenue from our customer base over time. We calculate our dollar-based retention rate as of a period end by starting with the sum of the ACV from all customers as of twelve months prior to such period end, or prior period ACV. We then calculate the sum of the ACV from these same customers as of the current period end, or current period ACV. Current period ACV includes any upsells and also reflects contraction or attrition over the trailing twelve months, but excludes revenue from new customers added in the current period. We then divide the current period ACV by the prior period ACV to arrive at our dollar-based retention rate. Our dollar-based retention rate was 112% as of July 31, 2018 and April 30, 2018.
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
Cost of professional services revenue. Cost of professional services revenue consists primarily of costs related to the deployment of our platform. These costs include employee compensation costs for our professional services team, allocated overhead, travel costs, and costs of outside services associated with supplementing our internal staff. Cost of providing professional services, excluding stock-based compensation, has historically been similar to the associated professional services revenue, and we expect this to continue for the foreseeable future.
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
Research and development. Research and development expense consists primarily of employee compensation costs, allocated overhead, and travel costs. We capitalize research and development costs associated with the development of internal-use software and we amortize these costs over a period of approximately two to three years into cost of subscription revenue. All other research and development costs are expensed as incurred. We believe that continued investment in our platform is important for our growth, and as such, expect our research and development expense to continue to increase in absolute dollars for the foreseeable future but may increase or decrease as a percentage of revenue.
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
Income Tax Provision
Income tax provision consists primarily of income taxes related to foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred assets will be utilized.

Results of Operations
The following tables set forth our unaudited condensed consolidated results of operations data for the periods presented in dollars and as a percentage of our total revenue (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Revenue:
Subscription	$41,470	$28,797	$77,584	$54,852
Professional services	16,284	10,615	31,914	16,899
Total revenue	57,754	39,412	109,498	71,751
Cost of revenue:
Subscription¹	10,421	8,071	20,286	14,106
Professional services¹	18,226	12,552	34,379	19,326
Total cost of revenue	28,647	20,623	54,665	33,432
Gross profit	29,107	18,789	54,833	38,319
Operating expenses:
Research and development¹	13,323	9,768	25,385	17,645
Sales and marketing¹	25,429	18,479	48,266	33,431
General and administrative¹	8,563	5,551	17,974	10,230
Total operating expenses	47,315	33,798	91,625	61,306
Loss from operations	(18,208)	(15,009)	(36,792)	(22,987)
Interest and other (expense) income, net	(1,178)	407	(1,851)	391
Loss before income taxes	(19,386)	(14,602)	(38,643)	(22,596)
Income tax provision	(201)	(239)	(391)	(371)
Net loss	$(19,587)	$(14,841)	$(39,034)	$(22,967)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Subscription	$433	$163	$756	$251
Professional services	1,399	356	2,430	496
Research and development	1,416	479	2,464	808
Sales and marketing	1,522	557	3,112	963
General and administrative	890	244	1,501	435
Total stock-based compensation expense	$5,660	$1,799	$10,263	$2,953

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Revenue:
Subscription	72%	73%	71%	76%
Professional services	28	27	29	24
Total revenue	100	100	100	100
Cost of revenue:
Subscription	18	20	19	20
Professional services	32	32	31	27
Total cost of revenue	50	52	50	47
Gross profit	50	48	50	53
Operating expenses:
Research and development	23	25	23	25
Sales and marketing	44	47	44	47
General and administrative	15	14	16	14
Total operating expenses	82	86	84	85
Loss from operations	(32)	(38)	(34)	(32)
Interest and other (expense) income, net	(2)	1	(2)	1
Loss before income taxes	(34)	(37)	(35)	(31)
Income tax provision	—	(1)	—	(1)
Net loss	(34)%	(38)%	(36)%	(32)%

Comparison of the Three Months Ended July 31, 2018 and 2017
The three months ended July 31, 2017 included only two months of results attributable to our Zuora RevPro product, as our acquisition of Leeyo occurred on May 31, 2017.
Revenue

	Three Months Ended July 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscription	$41,470	$28,797	$12,673	44%
Professional services	16,284	10,615	5,669	53%
Total revenue	$57,754	$39,412	$18,342	47%
Percentage of revenue
Subscription	72%	73%
Professional services	28	27
Total revenue	100%	100%
Subscription revenue increased by $12.7 million, or 44%, for the three months ended July 31, 2018 compared to the three months ended July 31, 2017. The increase in subscription revenue was attributable to new customers acquired during the period and an increase in usage and sales of additional products to our existing customers. Additionally, the impact of purchase accounting from the acquisition of Leeyo resulted in higher subscription revenue recognition for the period ending July 31, 2018 compared to the period ending July 31, 2017. The number of customers with ACV equal to or greater than $100,000 increased by 28% percent year on year to 474 for the period ending July 31, 2018. The expansion in usage by, and sale of, additional products to our existing customers was reflected in our dollar-based retention rate of 112% at July 31, 2018.
Professional services revenue increased by $5.7 million, or 53%, for the three months ended July 31, 2018 compared to the three months ended July 31, 2017, primarily due to increased revenue from customer deployments of our products.

Cost of Revenue and Gross Margin

	Three Months Ended July 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$10,421	$8,071	$2,350	29%
Professional services	18,226	12,552	5,674	45%
Total cost of revenue	$28,647	$20,623	$8,024	39%
Gross margin:
Subscription	75%	72%
Professional services	(12)	(18)
Total gross margin	50%	48%
Cost of subscription revenue increased by $2.4 million, or 29%, for the three months ended July 31, 2018 compared to the three months ended July 31, 2017, primarily due to an increase of $1.0 million in data center costs, $0.4 million in software license costs, $0.3 million in employee compensation costs related to increased headcount, $0.3 million of professional services, and an increase of $0.3 million in allocated overhead including facilities expansions. The increase in these costs is driven by the growth in the number of customers as well as the increase in usage from existing customers.
Our gross margin for subscription revenue increased to 75% for the three months ended July 31, 2018 from 72% for the three months ended July 31, 2017, as a result of higher operational efficiencies as well as the impact of purchase accounting from the acquisition of Leeyo that resulted in higher subscription revenue recognition for the period ending July 31, 2018 as compared to the period ending July 31, 2017. In addition, gross margin for the period ending July 31, 2017 was impacted by one-time employee compensation costs related to the acquisition of Leeyo.
Cost of professional services revenue increased by $5.7 million for the three months ended July 31, 2018 compared to the three months ended July 31, 2017, due to an increase in headcount as well as professional services expenses in order to support a greater number of customer deployments.
Our gross margin for professional services revenue improved to (12)% for the three months ended July 31, 2018 from (18)% for the three months ended July 31, 2017, primarily from one-time employee compensation costs in the period ending July 31, 2017, related to the acquisition of Leeyo.
Operating Expenses
Research and Development

	Three Months Ended July 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Research and development	$13,323	$9,768	$3,555	36%
Percentage of total revenue:	23%	25%
Research and development expense increased by $3.6 million, or 36%, for the three months ended July 31, 2018 compared to the three months ended July 31, 2017, primarily due to an increase of $2.7 million in employee compensation costs due to increased headcount, $0.8 million in allocated overhead including facilities expansions, $0.2 million in travel costs, $0.2 million in data center costs, and $0.2 million in professional services, partially offset by a decrease of $0.5 million in costs related to higher capitalized internal-use software costs. The increase in headcount is driven by our continued investment in technology, innovation, and new products.
Sales and Marketing

	Three Months Ended July 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$25,429	$18,479	$6,950	38%
Percentage of total revenue:	44%	47%
Sales and marketing expense increased by $7.0 million, or 38%, for the three months ended July 31, 2018 compared to the three months ended July 31, 2017, primarily due to an increase of $4.2 million in employee compensation costs related to increased headcount, $1.3 million in allocated overhead including facilities expansions, $0.8 million in marketing and event costs, and $0.6 million in travel costs. The increase in headcount is driven by our continued investment to acquire new customers and to grow our revenues from existing customers.

General and Administrative

	Three Months Ended July 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
General and administrative	$8,563	$5,551	$3,012	54%
Percentage of total revenue:	15%	14%
General and administrative expense increased by $3.0 million, or 54%, for the three months ended July 31, 2018 compared to the three months ended July 31, 2017, primarily due to an increase of $1.4 million in employee compensation costs related to increased headcount, $0.7 million in professional services primarily related to accounting, tax and legal costs, $0.6 million in allocated overhead including facilities expansions, and $0.2 million in software license costs. The increase in these costs is driven by investment required to support our growth as well as operations as a public company.
Interest and Other (Expense) Income, net

	Three Months Ended July 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Interest and other (expense) income, net	$(1,178)	$407	$(1,585)	(389)%
Interest and other (expense) income, net increased by $1.6 million for the three months ended July 31, 2018 compared to the three months ended July 31, 2017, primarily from an increase of $1.7 million in currency translation losses related to revaluing cash, accounts receivable, and intercompany payables and receivables recorded in a foreign currency, and $0.1 million in loss from disposal of assets; partially offset by an increase of $0.3 million in net interest income.
Income Tax Provision

	Three Months Ended July 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Income tax provision	$(201)	$(239)	$38	(16)%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the three months ended July 31, 2018 and 2017, we recorded a tax provision of $0.2 million and $0.2 million, respectively, on losses before income taxes of $19.4 million and $14.6 million, respectively. The effective tax rates for the three months ended July 31, 2018 and 2017 were (1.0)% and (1.6)%, respectively. The effective tax rate for the three months ended July 31, 2018 and 2017 differs from the statutory rate primarily as a result of providing no benefit on pretax losses incurred in the United States. For the three months ended July 31, 2018, the Company maintained a full valuation allowance on its U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.
Comparison of the Six Months Ended July 31, 2018 and 2017
The six months ended July 31, 2017 included only two months of results attributable to our Zuora RevPro product, as our acquisition of Leeyo occurred on May 31, 2017.

Revenue

	Six Months Ended July 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscription	$77,584	$54,852	$22,732	41%
Professional services	31,914	16,899	15,015	89%
Total revenue	$109,498	$71,751	$37,747	53%
Percentage of revenue
Subscription	71%	76%
Professional services	29%	24%
Total revenue	100%	100%
Subscription revenue increased by $22.7 million, or 41%, for the six months ended July 31, 2018 compared to the six months ended July 31, 2017. The increase in subscription revenue was attributable to new customers acquired during the period and an increase in usage and sales of additional products to our existing customers. Additionally, the impact of revenue accounting from the acquisition of Leeyo resulted in higher subscription revenue recognition for the period ending July 31, 2018 compared to the period ending July 31, 2017.
Professional services revenue increased by $15.0 million, or 89%, for the six months ended July 31, 2018 compared to the six months ended July 31, 2017, primarily due to increased revenue from customer deployment of our products.
Cost of Revenue and Gross Margin

	Six Months Ended July 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$20,286	$14,106	$6,180	44%
Professional services	34,379	19,326	15,053	78%
Total cost of revenue	$54,665	$33,432	$21,233	64%
Gross margin:
Subscription	74%	74%
Professional services	(8)%	(14)%
Total gross margin	50%	53%
Cost of subscription revenue increased by $6.2 million, or 44%, for the six months ended July 31, 2018 compared to the six months ended July 31, 2017, primarily due to increases of $2.1 million in data center costs to support customer growth, $1.6 million in employee compensation costs related to increased headcount, $0.9 million of professional services costs, $0.6 million in software license costs, $0.5 million related to the amortization of purchased technology and amortization of internal-use software, and $0.5 million in allocated overhead including facilities expansions. The increase in these costs was driven by the growth in number of customers as well as the increase in usage from existing customers.
Our gross margin for subscription revenue was 74% for both the six months ended July 31, 2018 and 2017, primarily from increased investment in infrastructure offset by the impact of purchase accounting from the Leeyo acquisition that resulted in higher subscription revenue recognition for the period ending July 31, 2018 as compared to the period ending July 31, 2017. In addition, gross margin for the period ending July 31, 2017 was impacted by one-time employee compensation costs related to the acquisition of Leeyo.

Cost of professional services revenue increased by $15.1 million for the six months ended July 31, 2018 compared to the six months ended July 31, 2017, due to an increase in headcount as well as professional services expenses in order to support a greater number of customer deployments.
Our gross margin for professional services revenue improved to (8)% for the six months ended July 31, 2018 from (14%) for the six months ended July 31, 2017, primarily from one-time employee compensation costs in the period ending July 31, 2017, related to the acquisition of Leeyo.
Operating Expenses
Research and Development

	Six Months Ended July 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Research and development	$25,385	$17,645	$7,740	44%
Percentage of total revenue:	23%	25%
Research and development expense increased by $7.7 million, or 44%, for the six months ended July 31, 2018 compared to the six months ended July 31, 2017, primarily due to an increase of $6.2 million in employee compensation costs due to increased headcount, $1.4 million in allocated overhead including facilities expansions, $0.3 million in professional services, $0.3 million in data center costs, and $0.3 million in travel costs, partially offset by a decrease of $0.9 million in costs related to higher capitalized internal-use software costs. The increase in headcount is driven by our continued investment in technology, innovation, and new products.
Sales and Marketing

	Six Months Ended July 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$48,266	$33,431	$14,835	44%
Percentage of total revenue:	44%	47%
Sales and marketing expense increased by $14.8 million, or 44%, for the six months ended July 31, 2018 compared to the six months ended July 31, 2017, primarily due to an increase of $9.6 million in employee compensation costs related to increased headcount, $2.1 million in marketing and event costs, $1.9 million in allocated overhead costs including facilities expansions, and $1.2 million in travel costs. The increase in headcount is driven by our continued investment to acquire new customers and to grow our revenues from existing customers.
General and Administrative

	Six Months Ended July 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
General and administrative	$17,974	$10,230	$7,744	76%
Percentage of total revenue:	16%	14%
General and administrative expense increased by $7.7 million, or 76%, for the six months ended July 31, 2018 compared to the six months ended July 31, 2017, primarily due to an increase of $3.2 million in employee compensation costs related to increased headcount, $2.3 million in professional services primarily related to accounting, tax and legal costs, $0.7 million in sales tax costs, $1.0 million in allocated overhead costs including facilities expansions, $0.4 million in software license costs, and $0.2 million in travel costs. The increase in these costs is driven by investment required to support our growth as well as operations as a public company.
Interest and Other (Expense) Income, net

	Six Months Ended July 31,
	2018	2017	$ Change	% Change
	(in thousands)
Interest and other (expense) income, net	$(1,851)	$391	$(2,242)	(573)%
Interest and other (expense) income, net changed by $2.2 million for the six months ended July 31, 2018 compared to the six months ended July 31, 2017, primarily from an increase of $2.2 million in currency translation losses related to revaluing cash, accounts receivable, and intercompany payables and receivables recorded in foreign currency, and $0.1 million in loss from disposal of assets; partially offset by $0.1 million in net interest income.
Income Tax Provision

	Six Months Ended July 31,
	2018	2017	$ Change	% Change
	(in thousands)
Income tax provision	$(391)	$(371)	$(20)	5%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the six months ended July 31, 2018 and 2017, we recorded a tax provision of $0.4 million and $0.4 million on losses before income taxes of $38.6 million and $22.6 million, respectively. The effective tax rates for the six months ended July 31, 2018 and 2017 were (1.0)% and (1.6)%, respectively. The effective tax rate for the six months ended July 31, 2018 and 2017 differs from the statutory rate primarily as a result of providing no benefit on pretax losses incurred in the United States. For the six months ended July 31, 2018, the Company maintained a full valuation allowance on its U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.
Liquidity and Capital Resources
As of July 31, 2018, we had cash and cash equivalents and restricted cash of $185.8 million. Since inception, we have financed our operations primarily through the net proceeds we received through private sales of equity securities, payments received from customers for subscription and professional services, and borrowings from our Debt Agreement. Additionally, in April 2018, we completed our IPO, in which we issued and sold an aggregate of 12.7 million shares of Class A common stock at a price of $14.00 per share. We received aggregate net proceeds of $162.2 million from the IPO, after underwriting discounts and commissions and payments of offering costs as of April 30, 2018.
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
Term Loan. The Debt Agreement allowed the Company to borrow up to $30.0 million in the form of term loans until June 14, 2018. In June 2017, the Company drew down $15.0 million to partially finance the acquisition of Leeyo Software, Inc. (Leeyo), and the remaining $15.0 million was available for borrowing until June 14, 2018 but was not drawn down. Any outstanding amounts under the term loan accrue interest at the WSJ Prime rate plus 1.00%. The interest rate was 6.00% as of July 31, 2018. Beginning June 2018, the Company is required to make equal monthly payments of principal and interest over 36 months to until the term loan is repaid. The Company may prepay all outstanding principal and accrued interest at any time without penalty. The Company will incur a facility fee of 1.5% upon the earlier to occur of prepayment or the termination of the facility. As of July 31, 2018, the Company had $14.6 million outstanding under the term loan.
Both the revolving loan and the term loan are subject to certain covenants, including a requirement to maintain an adjusted quick ratio of no less than 1.10:1.00. As of July 31, 2018, we were in compliance with the covenants under the Debt Agreement.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended July 31, 2018
	2018	2017
Net cash used in operating activities	$(10,222)	$(13,018)
Net cash used in investing activities	(6,937)	(13,078)
Net cash provided by financing activities	149,307	16,230
Effects of changes on foreign currency exchange rates on cash and cash equivalents	338	321
Net increase (decrease) in cash and cash equivalents and restricted cash	$132,486	$(9,545)
Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription and professional services. Our primary uses of cash from operating activities are for employee-related expenditures, marketing expenses, third-party consulting expenses, and third-party hosting costs.
For the six months ended July 31, 2018, net cash used in operating activities was $10.2 million, which consisted of a net loss of $39.0 million, adjusted for non-cash charges of $17.4 million and net cash inflows of $11.4 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization of property and equipment and intangible assets, and provision for doubtful accounts. The changes in operating assets and liabilities were primarily due to an increase in accrued expenses and other current liabilities and accrued employee liabilities of $5.9 million, a $5.2 million decrease in net accounts receivable resulting from strong cash collections, and a $3.4 million increase in deferred revenue due to growth. The changes in operating assets and liabilities was primarily due to a $3.8 million increase in prepaid expenses and other current assets, and other assets, due to the timing of payments.
For the six months ended July 31, 2017, net cash used in operating activities was $13.0 million, which consisted of a net loss of $23.0 million, adjusted for non-cash charges of $6.5 million and net cash inflows of $3.5 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization of property and equipment and intangible assets and provision for doubtful accounts. The changes in operating assets and liabilities were primarily due to a $3.5 million increase in accrued expenses and other current liabilities and accrued employee liabilities and a $2.0 million increase in deferred revenue due to growth, and a $1.4 million decrease in net accounts receivable due to the timing of cash collections, partially offset by a $3.1 million decrease in accounts payable due to the timing of payments.
Investing Activities
Net cash used in investing activities for the six months ended July 31, 2018 of $6.9 million was due to $6.7 million in purchases of property and equipment and capitalized internal-use software and $0.2 million in cash paid to investors in connection with our acquisition of Leeyo.
Net cash used in investing activities for the six months ended July 31, 2017 of $13.1 million was due to $11.4 million in cash paid to investors in connection with our acquisition of Leeyo and $1.7 million in purchases of property and equipment and capitalized internal-use software.
Financing Activities
Cash provided by financing activities for the six months ended July 31, 2018 of $149.3 million was primarily the result of net IPO proceeds of $160.4 million and $6.7 million in stock option exercise proceeds, partially offset by $12.6 million in payments to investors and $4.3 million in loans made to related parties in connection with the Leeyo acquisition, $0.5 million in payments made on leased equipment and $0.4 million of debt payments.
Cash provided by financing activities for the six months ended July 31, 2017 of $16.2 million was primarily the result of $14.9 million in proceeds from the issuance of long-term debt, net of issuance costs and $2.2 million in stock option exercise proceeds, partially offset by $0.9 million in payments made on leased equipment.
Off-Balance Sheet Arrangements
As of July 31, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Obligations and Other Commitments
Our principal commitments consist of obligations under our operating leases for office space and our Debt Agreement. The following table summarizes our contractual obligations as of July 31, 2018:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations¹	$31,696	$6,962	$13,167	$9,051	$2,516
Debt principal and interest²	14,820	5,000	9,820	—	—
Capital lease obligations³	3,189	1,784	1,405	—	—
	$49,705	$13,746	$24,392	$9,051	$2,516
_________________________________
(1) We lease our facilities under long-term operating leases which expire on varying dates through March 2024. The lease agreements often contain provisions which require us to pay taxes, insurance, and maintenance costs.
(2) Debt principal and interest includes amounts owed under our Debt Agreement with Silicon Valley Bank including principal, interest and a $0.2 million facility fee on the term loan. Interest payments were calculated using the applicable rate as of July 31, 2018. See Note 9 of the notes to our condensed consolidated financial statements included in this Form 10-Q.
(3) Capital lease obligations include data center equipment under capital lease agreements which expire on varying dates through October 2021.
As of July 31, 2018, we had accrued liabilities related to uncertain tax positions, which are reflected in our consolidated balance sheets. These accrued liabilities are not reflected in the table above since it is unclear when these liabilities will be repaid.

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
The Company’s significant accounting policies are discussed in “Index to Consolidated Financial Statements—Note 1. Summary of Business and Significant Accounting Policies” in the Prospectus. There have been no significant changes to these policies for the six months ended July 31, 2018, except as noted in Note 2 of our unaudited condensed consolidated financial statements “Summary of Significant Accounting Policies and Recent Accounting Pronouncements.” See Note 2 of our unaudited condensed consolidated financial statements for more information.
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
Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Our sales are typically denominated in the local currency of the country in which the sale was made. The majority of our sales are made in the United States and those sales are denominated in U.S. dollars. Therefore, our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Europe, China, India, Japan, and Australia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. For the six months ended July 31, 2018, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our unaudited condensed consolidated financial statements.
Interest Rate Risk
We had cash and cash equivalents of $179.2 million as of July 31, 2018. Our cash and cash equivalents are held for working capital purposes. We do not make investments for trading or speculative purposes.
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
As of July 31, 2018, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents. Fluctuations in the value of our cash equivalents caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities prior to maturity. In addition, a hypothetical 10% relative change in interest rates would not have had a material impact on our operating results for the six months ended July 31, 2018.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of July 31, 2018. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of July 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended July 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred net losses in each fiscal year since inception, including net losses of $48.2 million, $39.1 million, and $47.2 million in fiscal 2016, fiscal 2017, and fiscal 2018, respectively. We also incurred a net loss of $39.0 million for the six months ended July 31, 2018. We expect to incur net losses for the foreseeable future. As of July 31, 2018, we had an accumulated deficit of $297.7 million. We expect to make significant future expenditures related to the development and expansion of our business, including increasing our overall customer base, expanding relationships with existing customers, entering new vertical markets, expanding our global footprint, leveraging global systems integrators (GSIs) to accelerate our growth, optimizing pricing and packaging, and expanding our operations and infrastructure, both domestically and internationally, and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these increased expenses. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.
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
Security breaches and other security incidents could result in the loss of information, disruption of services, litigation, indemnity obligations, penalties, and other liability. If our security measures or those of our service providers are breached, or are perceived to have been breached, as a result of third-party action, including cyber-attacks or other intentional misconduct by computer hackers, employee error, malfeasance, or otherwise, and someone obtains unauthorized access to our data or other data we or our service providers maintain, including sensitive customer data, personal information, intellectual property, and other confidential business information, we could face loss of business, regulatory investigations, or orders, and our reputation could be severely damaged. We could be required to expend significant capital and other resources to alleviate the problem, as well as incur significant costs and liabilities, including due to litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, and costs for remediation and other incentives offered to customers or other business partners in an effort to maintain business relationships after a breach or other incident. Moreover, if our solution is perceived as not being secure, regardless of whether our security measures are actually breached, we could suffer harm to our reputation, and our operating results could be negatively impacted.
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
Our future revenue growth also depends upon expanding sales and renewals of subscriptions to our solution with existing customers. If our existing customers do not expand their use of our solution over time or do not renew their subscriptions, our revenue may grow more slowly than expected, may not grow at all, or may decline. Additionally, increasing incremental sales to our current customer base requires increasingly sophisticated and costly sales efforts that are targeted at senior management. During the six month period ended July 31, 2018, sales and marketing expenses represented approximately 44% of our total revenue. We plan to continue expanding our sales efforts, both domestically and internationally, but we may be unable to hire qualified sales personnel, may be unable to successfully train those sales personnel that we are able to hire, and sales personnel may not become fully productive on the timelines that we have projected or at all. Additionally, although we dedicate significant resources to sales and marketing programs, including our Subscribed events, these sales and marketing programs may not have the desired effect and may not expand sales. We cannot assure you that our efforts would result in increased sales to existing customers, and additional revenue. If our efforts to expand sales and renewals to existing customers are not successful, our business and operating results could be adversely affected.
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
The market in which we participate is competitive, and our operating results could be harmed if we do not compete effectively.
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
We began selling Zuora RevPro following our acquisition of Leeyo in May 2017. We have less experience marketing, determining pricing for, and selling Zuora RevPro, and we are still determining how to best market, price, and support adoption of this offering. We have directed, and intend to continue to direct, a significant portion of our financial and operating resources to develop and grow Zuora RevPro. The market for Zuora RevPro is rapidly evolving as a result of the effectiveness of ASC 606, the revenue recognition accounting standard that took effect for most public companies in January 2018. While we have seen a significant number of Zuora RevPro deployments associated with the effectiveness of ASC 606, it is uncertain whether Zuora RevPro will achieve and sustain high levels of demand and market acceptance. Accordingly, our future success depends in part upon growth in this market and the ability of our Zuora RevPro product to meet the demand for revenue recognition automation solutions. We have limited experience with respect to determining the optimal prices for this solution. Companies may choose to purchase our Zuora RevPro product to comply with ASC 606 in the short-term but may develop proprietary solutions in-house or migrate toward other solutions developed by our competitors in the future. Customers may purchase Zuora RevPro as a standalone product and not purchase other core Zuora products. The rapidly evolving nature of this market, as well as other factors that are beyond our control, reduces our ability to accurately evaluate our long-term outlook and forecast annual performance. A reduction or slowdown in demand for revenue recognition automation software, caused by shifts in the marketplace, regulatory requirements, accounting standards, lack of acceptance, technological challenges, and competing solutions, could have a material adverse effect on our business, future growth, operating results, and financial condition.
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
We have been recognizing increased revenue from international sales, and we conduct our business activities in various foreign countries. We currently have operations in North America, Europe, Asia (including India), and Australia. During the six months ended July 31, 2018, we derived approximately 28% of our total revenue from customers located outside the United States. Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple cultures, customs, legal systems, regulatory systems, and commercial infrastructures. International expansion will require us to invest significant funds and other resources. Our operations in international markets may not develop at a rate that supports our level of investment. Expanding internationally may subject us to new risks that we have not faced before or increase risks that we currently face, including risks associated with:

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
Our customers can use our solution to collect, use, and store personal or identifying information regarding their customers. National and local governments and agencies in the countries in which we operate and in which our customers operate have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, storage, data residency, processing, and disclosure of information obtained from consumers and other individuals, which could impact our ability to offer our products and services in certain jurisdictions or our customers’ ability to deploy our solution globally. Laws and regulations relating to the collection, use, disclosure, security, and other processing of individuals’ information can vary significantly from jurisdiction to jurisdiction and are particularly stringent in Europe and China. We also may be bound by contractual obligations and other obligations relating to privacy, data protection, and information security that are more stringent than applicable laws and regulations. The costs of compliance with, and other burdens imposed by, laws, regulations, standards, and other obligations relating to privacy, data protection, and information security are significant. In addition, some companies, particularly larger enterprises, often will not contract with vendors that do not meet these rigorous standards. Accordingly, our failure, or perceived inability, to comply with these laws, regulations, standards, and other obligations may limit the use and adoption of our solution, reduce overall demand for our solution, lead to regulatory investigations, litigation, and significant fines, penalties, or liabilities for actual or alleged noncompliance, or slow the pace at which we close sales transactions, any of which could harm our business. Moreover, if we or any of our employees or contractors fail or are believed to fail to adhere to appropriate practices regarding our customers’ data, it may damage our reputation and brand.
Additionally, we expect that existing laws, regulations, standards, and other obligations may be interpreted in new and differing manners in the future, and may be inconsistent among jurisdictions. Future laws, regulations, standards, and other obligations, and changes in the interpretation of existing laws, regulations, standards, and other obligations could result in increased regulation, increased costs of compliance and penalties for non-compliance, and limitations on data collection, use, disclosure, and transfer for us and our customers. The European Union and United States agreed in 2016 to a framework for data transferred from the European Union to the United States, called the Privacy Shield, but this framework has been challenged by private parties and may face additional challenges by national regulators or additional private parties. Additionally, the GDPR became effective in May 2018. The GDPR establishes, and the pending European Union ePrivacy Regulation is expected to establish, new requirements applicable to the handling of personal data and imposes penalties for non-compliance of up to the greater of €20 million or 4% of worldwide revenue. Additionally, in June 2018, California passed the California Consumer Privacy Act (CCPA) which provides new data privacy rights for consumers and new operational requirements for companies effective in 2020. The costs of compliance with, and other burdens imposed by, the GDPR, CCPA and other U.S., European Union and worldwide laws may limit the use and adoption of our products and services and could have an adverse impact on our business.
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
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange. Prior to our IPO, we were not required to comply with the SEC rules that we implement Section 404 of the Sarbanes-Oxley Act and were therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K.
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
We will remain an emerging growth company until the earliest of (i) January 31, 2024, which is the last day of the fiscal year following the fifth anniversary of our IPO, (ii) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more, (iii) the date on which we have, during the previous rolling three-year period, issued more than $1.0 billion in non-convertible debt securities, or (iv) the date on which we are deemed to be a "large accelerated filer" as defined in Rule 12b-2 of the Exchange Act.
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
The market price of our Class A common stock has been and may continue to be volatile. Since shares of our Class A were sold in our IPO in April 2018 at a price of $14.00 per share, our stock price has ranged from $18.75 to $37.78, through September 10, 2018. In addition to factors discussed in this Form 10-Q, the market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market. The perception that these sales might occur may also cause the market price of our Class A common stock to decline. As of August 31, 2018, we had outstanding a total of 61.1 million shares of Class A common stock and 46.6 million shares of Class B common stock.
Subject to certain exceptions, we, all of our directors and executive officers, and all of the holders of our common stock and securities exercisable for or convertible into our common stock outstanding immediately prior to our IPO, are subject to market stand-off agreements or entered into lock-up agreements with the underwriters of our IPO under which they agreed, subject to specific exceptions, not to sell, directly or indirectly, any shares of common stock without the permission of our IPO underwriters, for a period of 180 days ending October 9,, 2018; provided that such restricted period would end with respect to 25% of the shares subject to each lock-up agreement if at any time beginning 90 days after April 11, 2018 (i) we filed at least one quarterly report on Form 10-Q or annual report on Form 10-K, and (ii) the last reported closing price of our Class A common stock was at least 33% greater than the initial public offering price of our Class A common stock for 10 out of any 15 consecutive trading days ending on or after the 90th day after April 11, 2018 (which 15 trading day period may begin prior to such 90th day); provided further, that if such restricted period ended during a trading blackout period, the restricted period would end one business day following the date that we announced our earnings results for the previous quarter ("Early Lock-Up Release Conditions"). On July 10, 2018, the Early Lock-Up Release Conditions were satisfied, at which time we were in a trading blackout period. Accordingly, 31.2 million shares of our common stock in the aggregate were released from the lock-up restrictions on August 31, 2018, the day after we announced our earnings for the three months ended July 31, 2018, and the lock-up restrictions will be released with respect to all remaining shares on October 9, 2018, in each case, subject to trading limitations on shares held by affiliates, restrictions under our insider trading policy, conversion to Class A common stock, and continued vesting of any unvested equity awards as of such date. After the lock-up agreements expire, all 107.7 million shares outstanding as of August 31, 2018 will be eligible for sale in the public market, subject to the limitations described above.
Sales of a substantial number of such shares upon expiration of the lock-up and market stand-off agreements, or the perception that such sales may occur, or early release of these agreements, could cause our market price to fall or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.
In addition, as of July 31, 2018, we had outstanding stock options and RSUs that could result in the issuance of 17.2 million shares of Class A common stock. Subject to the satisfaction of applicable vesting requirements and expiration of the market standoff agreements and lock-up agreements referred to above, the shares issued upon exercise of outstanding stock options or settlement of outstanding RSUs will be available for immediate resale in the United States in the open market.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of July 31, 2018, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the outstanding shares of Class B common stock, (ii) April 16, 2028, and (iii) the date the shares of Class B common stock cease to represent at least 5% of all outstanding shares of our common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Unregistered Sales of Equity Securities
None.
Use of Proceeds
In April 2018, we closed our initial public offering, in which we sold 12.7 million shares of Class A common stock at a price to the public of $14.00 per share, including shares sold in connection with the exercise of the underwriters’ option to purchase additional shares. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-223722), which was declared effective by the SEC on April 11, 2018. We raised aggregate net proceeds of $162.2 million from the IPO, after underwriting discounts and commissions and payments of offering costs as of April 30, 2018. There has been no material change in the planned use of proceeds from our IPO as described in the Prospectus. The managing underwriters of our IPO were Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.

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

ZUORA, INC.

Date: September 11, 2018	By:	/s/ Tyler Sloat
Tyler Sloat
Chief Financial Officer (Principal Accounting and Financial Officer)