Form 10-Q
period 2018-10-31
ZUORA INC
filed 2018-12-13
CIK 1423774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2018
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
_____________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of November 30, 2018, the number of shares of the registrant’s Class A common stock outstanding was 73,181,559 and the number of shares of the registrant’s Class B common stock outstanding was 35,321,041.

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

•
our existing cash and cash equivalents, restricted cash and investment balances, funds available under our loan and security agreement, and cash provided by subscriptions to our platform and related professional services being sufficient to meet our working capital and capital expenditure needs for at least the next 12 months; and

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
ZUORA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	October 31, 2018	January 31, 2018
Assets
Current assets:
Cash and cash equivalents	$77,883	$48,208
Short-term investments	97,034	—
Accounts receivable, net of allowance for doubtful accounts of $4,170 and $3,292 as of October 31, 2018 and January 31, 2018, respectively	51,379	49,764
Restricted cash, current portion	4,350	—
Prepaid expenses and other current assets	9,195	9,302
Total current assets	239,841	107,274
Property and equipment, net	18,388	10,204
Restricted cash, net of current portion	2,084	5,155
Purchased intangibles, net	9,545	11,292
Goodwill	20,861	20,614
Other assets	2,524	827
Total assets	$293,243	$155,366
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,678	$2,572
Accrued expenses and other current liabilities	13,484	24,496
Accrued employee liabilities	24,516	17,701
Lease obligation, current portion	2,287	1,066
Debt, current portion	1,852	2,917
Deferred revenue, current portion	76,313	66,058
Total current liabilities	121,130	114,810
Debt, net of current portion	11,530	12,052
Deferred revenue, net of current portion	795	346
Lease obligation, net of current portion	—	324
Other long-term liabilities	3,194	1,168
Total liabilities	136,649	128,700
Commitments and contingencies (note 14)
Stockholders’ equity:
Convertible preferred stock	—	6
Class A common stock	7	—
Class B common stock	4	3
Additional paid-in capital	472,093	286,152
Related party receivable	—	(1,281)
Accumulated comprehensive income	98	471
Accumulated deficit	(315,608)	(258,685)
Total stockholders’ equity	156,594	26,666
Total liabilities and stockholders’ equity	$293,243	$155,366
See notes to condensed consolidated financial statements.

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Revenue:
Subscription	$44,485	$31,007	$122,069	$85,859
Professional services	17,152	15,352	49,066	32,251
Total revenue	61,637	46,359	171,135	118,110
Cost of revenue:
Subscription	10,987	8,195	31,273	22,301
Professional services	19,190	13,912	53,569	33,238
Total cost of revenue	30,177	22,107	84,842	55,539
Gross profit	31,460	24,252	86,293	62,571
Operating expenses:
Research and development	14,282	9,977	39,667	27,622
Sales and marketing	25,896	18,625	74,162	52,056
General and administrative	9,579	5,560	27,553	15,790
Total operating expenses	49,757	34,162	141,382	95,468
Loss from operations	(18,297)	(9,910)	(55,089)	(32,897)
Interest and other income (expense), net	633	(421)	(1,218)	(30)
Loss before income taxes	(17,664)	(10,331)	(56,307)	(32,927)
Income tax provision	(225)	(34)	(616)	(405)
Net loss	(17,889)	(10,365)	(56,923)	(33,332)
Comprehensive loss:
Foreign currency translation adjustment	(681)	73	(341)	394
Unrealized loss on available-for-sale securities	(32)	—	(32)	—
Comprehensive loss	$(18,602)	$(10,292)	$(57,296)	$(32,938)
Net loss per share attributable to common stockholders, basic and diluted	$(0.17)	$(0.35)	$(0.66)	$(1.27)
Weighted-average shares outstanding used in calculating net loss per share attributable to common stockholders, basic and diluted	106,049	29,314	85,820	26,145
See notes to condensed consolidated financial statements.

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(56,923)	$(33,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,628	5,016
Stock-based compensation	17,722	5,995
Loss on disposal of assets	144	—
Provision for doubtful accounts	4,518	2,764
Accretion of discount on short-term investments	(76)	—
Changes in operating assets and liabilities:
Accounts receivable	(6,133)	(9,198)
Prepaid expenses and other current assets	(2,226)	(107)
Other assets	(1,697)	(567)
Accounts payable	26	(3,070)
Accrued expenses and other current liabilities	2,926	3,626
Accrued employee liabilities	6,815	3,228
Deferred revenue	10,704	7,876
Other long-term liabilities	980	(108)
Net cash used in operating activities	(16,592)	(17,877)
Cash flows from investing activities:
Purchases of property and equipment	(10,621)	(2,480)
Purchases of short-term investments	(97,118)	—
Business combination, net of cash acquired	(247)	(11,420)
Net cash used in investing activities	(107,986)	(13,900)
Cash flows from financing activities:
Payments under capital leases	(1,336)	(1,426)
Proceeds from issuance of common stock upon exercise of stock options	9,026	2,631
Payments of offering costs	(4,399)	(35)
Proceeds from initial public offering, net of underwriters’ discounts and commissions	164,703	—
Payments under related party notes receivable	(4,344)	—
Repayments of related party notes receivable	5,625	—
Repurchases of unvested common stock	(10)	—
Principal payments on long-term debt	(834)	—
Payments related to business combination	(12,558)	—
Proceeds from long-term debt, net of issuance costs	—	14,949
Net cash provided by financing activities	155,873	16,119
Effect of exchange rates on cash and cash equivalents and restricted cash	(341)	394
Net increase (decrease) in cash and cash equivalents and restricted cash	30,954	(15,264)
Cash and cash equivalents and restricted cash, beginning of period	53,363	77,882
Cash and cash equivalents and restricted cash, end of period	$84,317	$62,618
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$2,392	$488
Lapse in restrictions on early exercised common stock options	$228	$426
Property and equipment purchases accrued or in accounts payable	$367	$64
Deferred offering costs payable or accrued but not paid	$210	$247
Accrued acquisition-related payments	$—	$12,558
Reconciliation of cash and cash equivalents and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$77,883	$57,462
Restricted cash, current	4,350	—
Restricted cash, net of current portion	2,084	5,156
Total cash and cash equivalents and restricted cash	$84,317	$62,618
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
As of October 31, 2018, 72.6 million shares of the Company’s Class A common stock and 35.8 million shares of Class B common stock were outstanding.
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
Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
The Company’s significant accounting policies are discussed in “Index to Consolidated Financial Statements—Note 1. Summary of Business and Significant Accounting Policies” in the Prospectus. There have been no significant changes to these policies during the nine months ended October 31, 2018, except as noted below.
Short-term Investments
The Company typically invests in high quality, investment grade securities from diverse issuers. The Company classifies its short-term investments as available-for-sale. In general, these investments are free of trading restrictions. The Company carries these investments at fair value, based on quoted market prices or other readily available market information. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity in the Company’s consolidated balance sheets. Gains and losses are recognized when realized in the Company's consolidated statements of comprehensive loss. When the Company has determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in income. Gains and losses are determined using the specific identification method.
The Company reviews its debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s amortized cost basis. If the Company believes that an other-than-temporary decline exists in one of these securities, it will write down these investments to fair value. The portion of the write-down related to credit loss would be recorded to interest and other income (expense), net in our consolidated statements of comprehensive loss. Any portion not related to credit loss would be recorded to accumulated other comprehensive income, which is reflected as a separate component of stockholders' equity in our consolidated balance sheets.
The Company may sell its short-term investments at any time, without significant penalty, for use in current operations or for other purposes, even if they have not yet reached maturity. As a result, the Company has classified its investments, including any securities with maturities beyond 12 months, as current assets in the accompanying unaudited condensed consolidated balance sheet as of October 31, 2018. Securities with original or remaining maturities of three months or less on the purchase date are considered to be cash equivalents and are reflected in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheet as of October 31, 2018.
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

Prior to the IPO, the fair value of the Company’s common stock was determined by the estimated fair value of the Company’s common stock at the time of grant. After the IPO, the Company uses the closing market price of its Class A common stock on the date of grant for the fair value.
Stock-based compensation expense is recorded net of estimated forfeitures in the Company’s consolidated statements of comprehensive loss.
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
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and has modified the standard thereafter. These standards replace existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. ASU 2014-09, as amended, became effective for public companies for the fiscal year beginning after December 15, 2017 and interim periods within that year. Private companies have an additional year to adopt the standard. The two permitted transition methods under the new standard are the full retrospective method, under which ASU 2014-09 would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, under which the cumulative effect of applying ASU 2014-09 would be recognized at the date of initial application. The Company plans to adopt the new revenue standard when it becomes effective for the Company for the fiscal year ending January 31, 2020 (i.e., effective February 1, 2019). The Company is currently in the process of determining what method of adoption it plans to use. The Company is currently assessing the effect the guidance will have on its condensed consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01 (Subtopic 825-10), Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. ASU 2016-01 is effective for fiscal years beginning after December 15, 2018, and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company has not yet adopted ASU 2016-01 and is currently evaluating the impact of adoption on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02 (Topic 842)—Leases, which supersedes the guidance in topic ASC 840, Leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements. ASU 2018-10 clarifies certain areas within ASU 2016-02. ASU 2018-11 allows entities an additional transition method to the existing requirements whereby an entity could adopt the provisions of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. ASU 2018-11 also allows a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are present. ASU 2016-02, ASU2018-10 and ASU 2018-11 (collectively, Topic 842) will be effective for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company has not yet adopted Topic 842 and is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.
In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. Under existing U.S. GAAP, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted. When deferred tax balances related to items originally recorded in accumulated other comprehensive income are adjusted, certain tax effects become stranded in accumulated other comprehensive income. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings (accumulated deficit) for stranded income tax effects resulting from the Tax Cuts and Jobs Act (the Tax Act). The amendments in this ASU also require certain disclosures about stranded income tax effects. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption in any period is permitted. The Company’s provisional adjustments recorded in the fiscal year ended January 31, 2018 to account for the impact of the Tax Act did not result in stranded tax effects. The Company has not yet adopted ASU 2018-02 and does not expect the adoption to have a significant impact on its consolidated financial statements.
In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting. The guidance expands the scope of the topic to include share-based payments granted to non-employees in exchange for goods or services. Upon adoption, the fair value of awards granted to non-employees will be determined as of the grant date, which will be recognized over the service period. Previous guidance required the awards to be remeasured at fair value periodically when determining the related expense. ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company has not yet adopted ASU 2018-07 and does not expect the adoption to have a significant impact on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which amends ASC 820, Fair Value Measurement. The standard no longer requires disclosure of the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted-average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for interim and annual periods beginning after December 15, 2019 and early adoption is permitted. The Company has not yet adopted ASU 2018-13 and does not expect the adoption to have a significant impact on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for annual periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021, with early adoption permitted. The Company has not yet adopted ASU 2018-15 and does not expect the adoption to have a significant impact on its consolidated financial statements.
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that have become redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The final rule is effective November 5, 2018. We expect to present this analysis beginning with our Quarterly Report on Form 10-Q for the three months ending April 30, 2019.
Recent Accounting Pronouncements—Adopted
The Company adopted ASU No. 2016-09 (Topic 718), Improvements to Employee Share-Based Payments Accounting, effective February 1, 2018. The Company elected to continue to estimate its forfeiture rate. The adoption of this standard did not have an effect on the statement of cash flows.
In November 2016, the FASB issued ASU No. 2016-18 (Topic 230), Statement of Cash Flows, Restricted Cash, which amends the guidance in ASC 230 Statement of Cash Flows and requires that entities show the changes in total of cash, cash equivalents, restricted cash, and restricted cash equivalents in their statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. On February 1, 2018, the Company adopted ASU 2016-18 and began presenting its cash and cash equivalents and restricted cash together in its consolidated statements of cash flows.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business, which amends the guidance of FASB Accounting Standards Codification Topic 805, “Business Combinations,” adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. On February 1, 2018, the Company adopted ASU 2017-01 and the adoption did not have an impact on its consolidated financial statements as no business combinations have occurred since adoption.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which removes the second step of the goodwill impairment test that requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. On February 1, 2018, the Company adopted ASU 2017-04 and the adoption did not have a significant impact on its consolidated financial statements.
In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting, which clarifies which changes to the terms or conditions of a share-based payment award are subject to the guidance on modification accounting. Entities would apply the modification accounting guidance unless the value, vesting requirements, and classification of a share-based payment award are the same immediately before and after a change to the terms or conditions of the award. On February 1, 2018, the Company adopted ASU 2017-09 and the adoption did not have a significant impact on its consolidated financial statements.
Note 3. Investments
The amortized costs, unrealized gains and losses and estimated fair values of the Company’s short-term investments as of October 31, 2018 were as follows (in thousands):

	October 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$17,853	$1	$—	$17,854
Corporate bonds	34,224	—	(33)	34,191
Commercial paper	44,989	—	—	44,989
Total short-term investments	$97,066	$1	$(33)	$97,034
The Company does not believe that any unrealized losses represent other-than-temporary impairments based on its evaluation of available evidence. There were no realized gains or losses from sales of marketable securities during the nine months ended October 31, 2018. All securities had stated effective maturities of one year or less. The Company had no investments as of January 31, 2018.

Note 4. Fair Value Measurements
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

The following table summarizes the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of October 31, 2018 (in thousands):

	October 31, 2018
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$60,657	$—	$—	$60,657
Commercial paper	—	10,459	—	10,459
Total cash equivalents	$60,657	$10,459	$—	$71,116
Short-term investments:
U.S. government securities	$—	$17,854	$—	$17,854
Corporate bonds	—	34,191	—	34,191
Commercial paper	—	44,989	—	44,989
Total short-term investments	$—	$97,034	$—	$97,034
Restricted cash:
Money market funds	$6,434	$—	$—	$6,434
As of January 31, 2018, the Company held cash equivalents and restricted cash of approximately $35.1 million in money market funds measured at fair value using Level 1 inputs. The Company did not have any other investments as of January 31, 2018.
The carrying amounts of certain financial instruments, including cash held in bank accounts, accounts receivable, accounts payable, accrued expenses and capital lease obligations, approximate fair value due to their relatively short maturity. The carrying amount of debt approximates fair value due to its floating interest rate.
Note 5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	October 31, 2018	January 31, 2018
Prepaid software subscriptions	$4,032	$3,239
Prepaid insurance	1,347	445
Prepaid hosting costs	1,211	486
Prepaid rent	867	657
Taxes	456	533
Short-term deposits	300	480
Prepaid employee-related costs	369	132
Capitalized offering costs	—	2,460
Other	613	870
Total	$9,195	$9,302
Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	October 31, 2018	January 31, 2018
Servers	$14,520	$11,283
Computer equipment	9,776	6,885
Software	10,345	7,148
Leasehold improvements	4,428	1,968
Furniture and fixtures	2,728	1,446
Vehicles	22	25
	41,819	28,755
Less accumulated depreciation and amortization	(23,431)	(18,551)
Total	$18,388	$10,204
Depreciation and amortization expense related to property and equipment, which includes capitalized internal-use software, was $1.8 million and $4.9 million for the three and nine months ended October 31, 2018, respectively, and $1.2 million and $3.7 million for the three and nine months ended October 31, 2017, respectively. Depreciation and amortization expense is included in operating expenses and cost of revenue in the accompanying unaudited condensed consolidated statements of comprehensive loss.
As of October 31, 2018 and January 31, 2018, capitalized internal-use software costs, net of amortization, were $4.3 million and $3.4 million, respectively. Internal-use software amortization recorded to cost of subscription revenue was $0.4 million and $1.0 million for the three and nine months ended October 31, 2018, respectively, and $0.3 million and $0.9 million for the three and nine months ended October 31, 2017, respectively.
Note 7. Purchased Intangible Assets
The following table summarizes the purchased intangible asset balances (in thousands):

	As of October 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$7,697	$(3,759)	$3,938
Customer relationships	5,933	(1,051)	4,882
Trade names	909	(184)	725
Total	$14,539	$(4,994)	$9,545

	As of January 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$7,697	$(2,666)	$5,031
Customer relationships	5,933	(494)	5,439
Trade names	909	(87)	822
Total	$14,539	$(3,247)	$11,292
Amortization expense related to purchased intangible assets was approximately $0.5 million and $1.7 million for the three and nine months ended October 31, 2018, respectively, and $0.7 million and $1.4 million for the three and nine months ended October 31, 2017, respectively. Amortization expense related to purchased intangible assets is included in cost of subscription revenue in the accompanying unaudited condensed consolidated statements of comprehensive loss.
Note 8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	October 31, 2018	January 31, 2018
Accrued goods and services taxes	$3,135	$2,488
Accrued outside services and consulting	2,722	2,006
Employee early exercised stock options	670	556
Accrued sales and use tax liability	845	431
Deferred rent, current	297	604
Accrued legal fees	170	828
Accrued IPO-related costs	210	1,120
Accrued foreign income taxes	464	221
Accrued acquisition-related payments	—	12,558
Other accrued expenses	4,971	3,684
Total	$13,484	$24,496
Note 9. Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	October 31, 2018	January 31, 2018
Deferred rent, net of current portion	$2,149	$356
Long-term income taxes payable	426	472
Early exercised common stock options	253	139
Other	366	201
Total	$3,194	$1,168
Note 10. Debt
In June 2017, the Company and certain of its subsidiaries entered into a loan and security agreement with Silicon Valley Bank that includes a revolving and term loan facility. In October 2018, the agreement was amended (Debt Agreement) to, among other things, increase the revolving loan availability to $30.0 million (from $10 million), lower the borrowing costs under both the revolving and term loans to the prime rate published by the Wall Street Journal (WSJ Prime Rate) minus 1.00%, extend the interest-only repayment period under the term loan until June 2019, after which time principal and interest will be due in thirty-six (36) equal monthly installments, extend the revolving loan maturity date until October 2021, and extend the latest term loan maturity date until June 2022. The Company accounted for this amendment as a debt modification and will recognize the unamortized fees related to the Debt Agreement over the duration of the term loan.
Revolving Loan. The Debt Agreement allows the Company to borrow up to $30.0 million until June 2019 in revolving loans. Advances drawn down under the revolving loan incur interest at the WSJ Prime Rate minus 1.00% which is due monthly on any amounts drawn down, with the principal due at maturity. Any outstanding amounts must be fully repaid on or before October 2021. The Company is required to pay an annual fee of $20,000 on this revolving loan, regardless of any amounts drawn down. As of October 31, 2018, the Company had not drawn down any amounts under this revolving loan.
Term Loan. The Debt Agreement allows the Company to borrow $15.0 million in term loans, which was drawn down in June 2017 to partially finance the acquisition of Leeyo Software, Inc. (Leeyo). Any outstanding amounts under the term loan accrue interest at the WSJ Prime rate minus 1.00%, which is due monthly through June 2019. The interest rate was 4.25% as of October 31, 2018. Beginning with the term loan payment due on July 1, 2019, the Company is required to make equal monthly payments of principal and interest over 36 months until the term loan is repaid. The Company may prepay all outstanding principal and accrued interest at any time without penalty. The Company will incur a fee of 1.5% of the original principal amount of the term loan, or $225,000, upon the earlier to occur of prepayment or the termination of the facility. As of October 31, 2018, the Company had $13.4 million outstanding under the term loan.

Both the revolving loan and the term loan are subject to a certain financial covenant to maintain an adjusted quick ratio of no less than 1.10:1.00. As of October 31, 2018, the Company was in compliance with this financial covenant. The Debt Agreement also imposes certain limitations with respect to lines of business, mergers, investments and acquisitions, additional indebtedness, distributions, guarantees, liens, and encumbrances. The Company was also in compliance with these restrictions as of October 31, 2018.
The Company incurred transaction costs and fees payable to the lender related to the issuance of the term loan. The amount, net of amortization, is immaterial and is presented as a reduction to the carrying amount of the term loan and is presented under debt in the Company's unaudited condensed consolidated balance sheets.
The Company’s indebtedness under the Debt Agreement is secured by a lien on substantially all of its assets, including its intellectual property.
Note 11. Income Taxes
For the three months ended October 31, 2018 and 2017, the Company recorded a tax provision of $0.2 million and nil on pretax losses of $17.7 million and $10.3 million, respectively. The effective tax rates for the three months ended October 31, 2018 and 2017 were (1.3)% and (0.3)%, respectively. The effective tax rate for the three months ended October 31, 2018 and 2017 differs from the statutory rate primarily as a result of providing no benefit on pretax losses incurred in the United States. For the three months ended October 31, 2018, the Company maintained a full valuation allowance on its U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.

For the nine months ended October 31, 2018 and 2017, the Company recorded a tax provision of $0.6 million and $0.4 million on pretax losses of $56.3 million and $32.9 million, respectively. The effective tax rates for the nine months ended October 31, 2018 and 2017 were (1.1)% and (1.2)%, respectively. The effective tax rate for the nine months ended October 31, 2018 and 2017 differs from the statutory rate primarily as a result of providing no benefit on pretax losses incurred in the United States. For the nine months ended October 31, 2018, the Company maintained a full valuation allowance on its U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.

On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, and changes to how the United States imposes income tax on multinational corporations.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. In fiscal 2018, the Company calculated an estimate of the expected decrease on its existing deferred tax balances due to the decrease in the tax rate. The Company determined the impact to be approximately a $30.0 million decrease in its deferred tax assets. Because the Company provides a valuation allowance against its tax assets, it consequently adjusted the valuation allowance to compensate for this reduction in the provision. As of January 31, 2018, the Company had not completed its accounting for the tax effects of enactment of the Tax Act; however, the Company has made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax. For the nine months ended October 31, 2018, the Company has not made a material adjustment to the provisional amount. The Company will continue to assess its provision for income taxes as future guidance is issued, but it does not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the measurement period guidance outlined in SAB 118.
Note 12. Stockholders’ Equity
Convertible Preferred Stock
Immediately prior to the completion of the IPO, all shares of convertible preferred stock then outstanding were converted into 62.0 million shares of Class B common stock on a one-to-one basis. As of October 31, 2018, there were no shares of convertible preferred stock issued and outstanding.
Common Stock
Prior to the IPO, all shares of common stock then outstanding were reclassified into Class B common stock. Shares offered and sold in the IPO consisted of newly authorized shares of Class A common stock.

As of October 31, 2018, the Company had authorized 500 million shares of Class A common stock and 500 million shares of Class B common stock, each with a par value of $0.0001 per share. As of October 31, 2018, 72.6 million shares of Class A common stock and 35.8 million shares of Class B common stock were issued and outstanding.
Holders of Class A and Class B common stock are entitled to one vote per share and ten votes per share, respectively, and the shares of Class A common stock and Class B common stock are identical, except for voting and conversion rights.
Accumulated Other Comprehensive Income
Components of accumulated other comprehensive income were as follows (in thousands):

	Foreign currency items	Unrealized loss on available-for-sale securities	Total
Balance, February 1, 2018	$471	$—	$471
Foreign currency translation adjustment	(341)	—	(341)
Unrealized loss on available-for-sale securities	—	(32)	(32)
Balance, October 31, 2018	$130	$(32)	$98
There were no reclassifications out of accumulated other comprehensive income during the nine months ended October 31, 2018. Additionally, there was no tax impact on the amounts presented.
Note 13. Employee Stock Plans
Equity Incentive Plans
In March 2018, the Company’s Board of Directors adopted and its stockholders approved the 2018 Equity Incentive Plan (2018 Plan). The 2018 Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, RSUs, performance awards, and stock bonuses. As of October 31, 2018, approximately 9.1 million shares of Class A common stock were reserved and available for issuance under the 2018 Plan. In addition, as of October 31, 2018, 16.0 million stock options and RSUs exercisable or settleable for Class B common stock were outstanding in the aggregate under the Company’s 2006 Stock Plan (2006 Plan) and 2015 Equity Incentive Plan (2015 Plan), which plans were terminated in May 2015 and April 2018, respectively. The 2006 Plan and 2015 Plan continue to govern outstanding equity awards granted thereunder.
Stock Options
The following table summarizes stock option activity and related information (in thousands except exercise price and contractual term):

	Shares Subject To Outstanding Stock Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of January 31, 2018	15,401	$3.56	7.91	$83,322
Granted	3,663	8.41
Exercised	(2,913)	3.10
Forfeited	(506)	5.40
Balance as of October 31, 2018	15,645	4.72	7.73	245,957
Exercisable as of October 31, 2018	15,389	4.59	7.75	243,660
Vested and expected to vest as of October 31, 2018	14,977	$4.64	7.68	$236,536
The weighted average grant date fair value per share of options granted during the three months ended October 31, 2018 was $10.24, and was $6.80 and $1.87 for the nine months ended October 31, 2018 and 2017, respectively. The aggregate intrinsic value of options exercised during the three months ended October 31, 2018 was $13.6 million, and was $31.5 million and $2.4 million for the nine months ended October 31, 2018 and 2017, respectively. As of October 31, 2018, there was $28.8 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over the next 2.4 years.
The Company used the Black-Scholes option-pricing model to estimate the fair value of its stock options granted with the following assumptions:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Fair value of common stock	$27.86	$5.54 - $5.88	$12.28 - $27.86	$3.28 - $5.88
Expected volatility	32.4%	40.0% - 42.3%	39.2% - 40.9%	40.0% - 42.6%
Expected term (years)	5.9 - 6.0	4.3 - 6.9	5.1 - 6.4	4.3 - 7.0
Risk-free interest rate	2.82%	1.67% - 2.18%	2.62% - 2.87%	1.67% - 2.26%
Expected dividend yield	—	—	—	—
Options Subject to Early Exercise
At the discretion of the Company’s Board of Directors, certain options may be exercisable immediately at the date of grant but are subject to a repurchase right, under which the Company may buy back any unvested shares at the lower of their original exercise price or then current fair market value in the event of an employee’s termination prior to vesting. The consideration received for an exercise of an unvested option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The liabilities are reclassified into equity as the awards vest. As of October 31, 2018 and January 31, 2018, the Company had $0.9 million and $0.7 million, respectively, recorded in accrued expenses and other current liabilities, and other long-term liabilities, related to early exercises of options to acquire 0.2 million and 0.2 million shares of common stock, respectively.
RSU and Restricted Stock Award Activity
The following table summarizes RSU and restricted stock award activity and related information for the nine months ended October 31, 2018 (in thousands except grant date fair value):

	Number of RSU and Restricted Shares Outstanding	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2018	3,037	$5.37
Granted	1,116	26.25
Vested	(1,028)	5.47
Forfeited	(64)	12.77
Balance as of October 31, 2018	3,061	$12.80
As of October 31, 2018, there was $32.9 million of unrecognized compensation cost related to unvested RSUs and restricted stock awards, which is expected to be recognized over the next 2.5 years.
2018 Employee Stock Purchase Plan
In March 2018, the Company adopted the ESPP, which became effective on the date of the Prospectus. The ESPP initially reserved and authorized the issuance of up to a total of 2.4 million shares of Class A common stock to participating employees. The initial offering period began April 11, 2018 and will end on June 14, 2020 with purchase dates of December 14, 2018, June 14, 2019, December 14, 2019 and June 14, 2020. Except for the initial offering period, the ESPP provides for 24-month offering periods beginning June 15 and December 15 of each year, and each offering period will consist of four six-month purchase periods. On each purchase date, ESPP participants will purchase shares of the Company’s Class A common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Class A common stock on the offering date or (2) the fair market value of the Class A common stock on the purchase date.

As of October 31, 2018, there was approximately $4.9 million of unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized over the remaining term of the initial offering period.
The Company estimated the fair value of ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Fair value of common stock	$—	$—	$14.00	$—
Expected volatility	—	—	24.6% - 29.9%	—
Expected term (in years)	—	—	0.7 - 2.2	—
Risk-free interest rate	—	—	2.01% - 2.36%	—
Expected dividend yield	—	—	—	—
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories in the accompanying unaudited condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Cost of subscription revenue	$555	$239	$1,311	$490
Cost of professional services revenue	1,685	733	4,115	1,229
Research and development	1,902	729	4,366	1,537
Sales and marketing	2,205	1,012	5,317	1,975
General and administrative	1,112	328	2,613	763
Total stock-based compensation expense	$7,459	$3,041	$17,722	$5,994
Note 14. Commitments and Contingencies
(a) Leases
The Company periodically leases facilities and equipment under noncancelable capital and operating leases. The terms of the lease agreements may provide for rental payments on a graduated basis, and accordingly, the Company recognizes related rent expense on a straight-line basis over the entire lease term, and has accrued for rent expense incurred but not paid.
In October 2018, the Company signed an agreement to purchase data center equipment and related software previously held under several capital leases. The Company paid $2.3 million in cash in November 2018 related to this purchase. At October 31, 2018, this purchase commitment was recorded in lease obligations, current portion in the accompanying unaudited condensed consolidated balance sheet. In November 2018, the Company canceled letters of credit for $4.3 million that it had previously issued in connection with these leases.
As of October 31, 2018, the Company had operating leases for its offices in the United States and other locations around the world. The Company also had operating leases for facilities related to its U.S. data centers in Las Vegas, Nevada and Santa Clara, California. The initial lease term for these facilities ranged from three to seven years and includes approximately 155,000 square feet of space. In connection with these leased facilities, the Company had outstanding bank issued irrevocable letters of credit on the leases of $2.1 million as of October 31, 2018, classified as restricted cash on the accompanying unaudited condensed consolidated balance sheet.
Certain facility lease agreements contain allowances, rent holidays, and escalation provisions. For these leases, the Company recognizes the related rental expense on a straight-line basis over the lease period of the facility and records the difference between amounts charged to operations and amounts paid as deferred rent. Deferred rent was $2.4 million and $1.0 million as of October 31, 2018 and January 31, 2018, respectively, and is included in accrued expenses and other current liabilities and other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. Rent expense was $2.8 million and $7.2 million for the three and nine months ended October 31, 2018, respectively, and $1.4 million and $4.1 million for the three and nine months ended October 31, 2017, respectively.
As of October 31, 2018, the future minimum lease payments under capital and operating leases by fiscal year were as follows (in thousands):

	Capital Leases	Operating Leases
Remainder of 2019	$2,287	$1,531
2020	—	7,543
2021	—	5,783
2022	—	5,908
2023	—	5,790
Thereafter	—	4,308
Total future lease commitments	$2,287	$30,863
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
(c) Other Contractual Obligations
As of October 31, 2018, the Company had a contractual obligation to purchase $11.3 million in web hosting services from one of its vendors by September 30, 2019.
Note 15. Net Loss Per Share Attributable to Common Stockholders
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
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Numerator:
Net loss	$(17,889)	$(10,365)	$(56,923)	$(33,332)
Denominator:
Weighted-average common shares outstanding, basic and diluted	106,049	29,314	85,820	26,145
Net loss per share attributable to common stockholders, basic and diluted	$(0.17)	$(0.35)	$(0.66)	$(1.27)

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

	October 31,
	2018	2017
Conversion of convertible preferred stock	—	61,984
Issued and outstanding stock options	15,645	14,971
Unvested restricted stock issued and outstanding	1,495	2,439
Unvested RSUs issued and outstanding	1,566	839
Shares committed under ESPP	398	—
Total	19,104	80,233
Note 16. Related Party Transactions
Certain members of the Company’s Board of Directors serve or are closely affiliated with people who serve on the board of directors of companies that are customers or vendors of the Company. Certain of the Company’s executive officers also serve on the board of directors of companies that are customers or vendors of the Company. The Company had no related party transactions during the three months ended October 31, 2018.
In November 2017 and April 2018, the Company paid an aggregate $5.6 million of taxes owed in connection with restricted stock granted to two employees in exchange for full-recourse promissory notes, which notes were secured by 4.6 million shares of common stock. The notes accrued interest at rates ranging from 1.85% to 2.72% and were payable in full upon the earlier of: (i) a change in control or (ii) January 12, 2019. Consistent with ASC 505-10-45, the notes receivable balance is presented as a deduction from stockholders’ equity. In August 2018, the notes were fully repaid.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-Q and our Prospectus. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Form 10-Q and in our Prospectus. Our fiscal year ends January 31.
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
We began operations in 2007 with a vision of providing the cloud-based software necessary to bring about, and enable companies to succeed in, the Subscription Economy. Since our inception, we have continued to innovate and have made significant investments to deliver a comprehensive solution for a broad array of use cases in the Subscription Economy. In April 2018, we completed our initial public offering, in which we sold approximately 12.7 million shares of our Class A common stock, including shares sold pursuant to the underwriters’ option to purchase additional shares. The shares were sold at a price to the public of $14.00 per share for aggregate net proceeds of approximately $162.2 million, after underwriting discounts and commissions and payments of offering costs as of April 30, 2018.
We generated subscription revenue of $44.5 million and total revenue of $61.6 million for the three months ended October 31, 2018, increases of 43% and 33% year-over-year, respectively. For the nine months ended October 31, 2018, we generated subscription revenue of $122.1 million and total revenue of $171.1 million, increases of 42% and 45% year over year, respectively. We have continued to make significant expenditures and investments, including personnel-related costs, infrastructure, operations and innovation, and have incurred net losses in each period since our inception, including net losses of $17.9 million and $10.4 million for the three months ended October 31, 2018 and 2017, respectively and $56.9 million and $33.3 million for the nine months ended October 31, 2018, and 2017, respectively.

Key Operational and Financial Metrics
We monitor the following key operational and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:
Customers with Annual Contract Value (ACV) Equal to or Greater than $100,000
We believe our ability to enter into larger contracts is indicative of broader adoption of our solution by larger organizations. It also reflects our ability to expand our revenue footprint within our current customer base. We define ACV as the subscription revenue we would contractually expect to recognize from that customer over the next twelve months, assuming no increases or reductions in their subscriptions. We define the number of customers at the end of any particular period as the number of parties or organizations that have entered into a distinct subscription contract with us for which the term has not ended. Each party with which we have entered into a distinct subscription contract is considered a unique customer, and in some cases, there may be more than one customer within a single organization. We have increased the number of customers with ACV equal to or greater than $100,000 to 504 as of October 31, 2018, as compared to 389 customers as of October 31, 2017.
Dollar-Based Retention Rate
We believe our dollar-based retention rate is a key measure of our ability to retain and expand revenue from our customer base over time. We calculate our dollar-based retention rate as of a period end by starting with the sum of the ACV from all customers as of twelve months prior to such period end, or prior period ACV. We then calculate the sum of the ACV from these same customers as of the current period end, or current period ACV. Current period ACV includes any upsells and also reflects contraction or attrition over the trailing twelve months, but excludes revenue from new customers added in the current period. We then divide the current period ACV by the prior period ACV to arrive at our dollar-based retention rate. Our dollar-based retention rate increased to 115% as of October 31, 2018, as compared to 112% as of July 31, 2018.
Components of Our Results of Operations
Revenue
Subscription revenue. Subscription revenue consists of fees for access to, and use of, our products, as well as customer support. We generate subscription fees pursuant to non-cancelable subscription agreements with terms that typically range from one to three years. Subscription revenue is primarily based on fees to access our services platform over the subscription term. We typically invoice customers in advance in either annual or quarterly installments. Customers can also elect to purchase additional volume blocks or products during the term of the contract. We typically recognize subscription revenue ratably over the term of the subscription period, beginning on the date that access to our platform is provided, which is generally on or about the date the subscription agreement is signed.
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
Impact of ASC 606 Adoption. In May 2014, the FASB issued ASC 606, and has modified the standard thereafter. This standard replaces existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. This new revenue standard became effective for public companies for the fiscal year beginning after December 15, 2017, and interim periods within that year. Private companies have an additional year to adopt the standard. The two permitted transition methods under the new standard are the full retrospective method, under which ASC 606 would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, under which the cumulative effect of applying ASC 606 would be recognized at the date of initial application. We plan to adopt ASC 606 when it becomes effective for us for the fiscal year ending January 31, 2020 (i.e., effective February 1, 2019). We are currently in the process of determining what method of adoption we plan to use and we are assessing the effect the guidance will have on our consolidated financial statements.

Deferred Revenue
Deferred revenue consists of customer billings in advance of revenue being recognized from our subscription and support services and professional services arrangements. We primarily invoice our customers for subscription services arrangements annually or quarterly in advance. Amounts anticipated to be recognized within one year of the balance sheet date are recorded as deferred revenue, current portion, and the remaining portion is recorded as deferred revenue, net of current portion in our consolidated balance sheets.
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
Sales and marketing. Sales and marketing expense consists primarily of employee compensation costs, including commissions for our sales personnel, allocated overhead, costs of general marketing and promotional activities, and travel costs. We currently expense sales commissions in the period of sale. Once we adopt ASC 606, commissions will be amortized in sales and marketing expense over the period of benefit. While our sales and marketing expense as a percentage of total revenue has decreased in recent periods, we expect to continue to make significant investments as we expand our customer acquisition and retention efforts. Therefore, we expect that sales and marketing expense will increase in absolute dollars but may vary as a percentage of total revenue for the foreseeable future.
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
Results of Operations
The following tables set forth our unaudited condensed consolidated results of operations data for the periods presented in dollars and as a percentage of our total revenue (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Revenue:
Subscription	$44,485	$31,007	$122,069	$85,859
Professional services	17,152	15,352	49,066	32,251
Total revenue	61,637	46,359	171,135	118,110
Cost of revenue:
Subscription¹	10,987	8,195	31,273	22,301
Professional services¹	19,190	13,912	53,569	33,238
Total cost of revenue	30,177	22,107	84,842	55,539
Gross profit	31,460	24,252	86,293	62,571
Operating expenses:
Research and development¹	14,282	9,977	39,667	27,622
Sales and marketing¹	25,896	18,625	74,162	52,056
General and administrative¹	9,579	5,560	27,553	15,790
Total operating expenses	49,757	34,162	141,382	95,468
Loss from operations	(18,297)	(9,910)	(55,089)	(32,897)
Interest and other (expense) income, net	633	(421)	(1,218)	(30)
Loss before income taxes	(17,664)	(10,331)	(56,307)	(32,927)
Income tax provision	(225)	(34)	(616)	(405)
Net loss	$(17,889)	$(10,365)	$(56,923)	$(33,332)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Cost of subscription revenue	$555	$239	$1,311	$490
Cost of professional services revenue	1,685	733	4,115	1,229
Research and development	1,902	729	4,366	1,537
Sales and marketing	2,205	1,012	5,317	1,975
General and administrative	1,112	328	2,613	763
Total stock-based compensation expense	$7,459	$3,041	$17,722	$5,994

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Revenue:
Subscription	72%	67%	71%	73%
Professional services	28	33	29	27
Total revenue	100	100	100	100
Cost of revenue:
Subscription	18	18	18	19
Professional services	31	30	31	28
Total cost of revenue	49	48	50	47
Gross profit	51	52	50	53
Operating expenses:
Research and development	23	22	23	23
Sales and marketing	42	40	43	44
General and administrative	16	12	16	13
Total operating expenses	81	74	83	81
Loss from operations	(30)	(21)	(32)	(28)
Interest and other (expense) income, net	1	(1)	(1)	—
Loss before income taxes	(29)	(22)	(33)	(28)
Income tax provision	—	—	—	—
Net loss	(29)%	(22)%	(33)%	(28)%

Comparison of the Three Months Ended October 31, 2018 and 2017
Revenue

	Three Months Ended October 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscription	$44,485	$31,007	$13,478	43%
Professional services	17,152	15,352	1,800	12%
Total revenue	$61,637	$46,359	$15,278	33%
Percentage of revenue:
Subscription	72%	67%
Professional services	28	33
Total revenue	100%	100%
Subscription revenue increased by $13.5 million, or 43%, for the three months ended October 31, 2018 compared to the three months ended October 31, 2017. The increase in subscription revenue was primarily attributable to new customers acquired during the period and an increase in usage and sales of additional products to our existing customers. Additionally, the impact of purchase accounting from the acquisition of Leeyo resulted in higher subscription revenue recognition for the period ended October 31, 2018 compared to the period ended October 31, 2017.
Professional services revenue increased by $1.8 million, or 12%, for the three months ended October 31, 2018 compared to the three months ended October 31, 2017, primarily due to increased revenue from customer deployments of our products.

Cost of Revenue and Gross Margin

	Three Months Ended October 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$10,987	$8,195	$2,792	34%
Professional services	19,190	13,912	5,278	38%
Total cost of revenue	$30,177	$22,107	$8,070	37%
Gross margin:
Subscription	75%	74%
Professional services	(12)	9
Total gross margin	51%	52%
Cost of subscription revenue increased by $2.8 million, or 34%, for the three months ended October 31, 2018 compared to the three months ended October 31, 2017, primarily due to an increase of $1.0 million in data center costs, $1.0 million in employee compensation costs related to increased headcount, $0.3 million of professional services, $0.3 million in allocated overhead including facilities expansions, and $0.2 million in software license costs. The increase in these costs is driven by the growth in the number of customers as well as the increase in usage from existing customers.
Cost of professional services revenue increased by $5.3 million for the three months ended October 31, 2018 compared to the three months ended October 31, 2017, due to an increase in headcount as well as professional services expenses in order to support a greater number of customer deployments.
Our gross margin for subscription services improved to 75% for the three months ended October 31, 2018 from 74% for the three months ended October 31, 2017, as a result of higher operational efficiencies as well as the impact of purchase accounting from the acquisition of Leeyo that resulted in higher subscription revenue recognition relative to costs for the period ended October 31, 2018 as compared to the period ended October 31, 2017.
Our gross margin for professional services decreased to (12)% for the three months ended October 31, 2018 compared to 9% for the three months ended October 31, 2017, primarily as a result of increases in allocated overhead, including facilities expansions and continuing investment in headcount in order to support a greater number of customer deployments. Some of this investment in headcount was not fully utilized during the three months ended October 31, 2018, due to ramp-up time for new hires, and is expected to be realized in future periods.
Operating Expenses
Research and Development

	Three Months Ended October 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Research and development	$14,282	$9,977	$4,305	43%
Percentage of total revenue	23%	22%
Research and development expense increased by $4.3 million, or 43%, for the three months ended October 31, 2018 compared to the three months ended October 31, 2017, primarily due to an increase of $3.2 million in employee compensation costs due to increased headcount, $0.8 million in allocated overhead including facilities expansions, $0.3 million in travel costs, $0.2 million in data center costs, and $0.2 million in software license costs, partially offset by a decrease of $0.2 million in costs related to higher capitalized internal-use software costs. The increase in headcount was driven by our continued investment in technology, innovation, and new products.
Sales and Marketing

	Three Months Ended October 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$25,896	$18,625	$7,271	39%
Percentage of total revenue	42%	40%
Sales and marketing expense increased by $7.3 million, or 39%, for the three months ended October 31, 2018 compared to the three months ended October 31, 2017, primarily due to an increase of $3.7 million in employee compensation costs related to increased headcount, $1.5 million in allocated overhead including facilities expansions, $1.3 million in marketing and event costs, and $0.6 million in travel costs. The increase in headcount was driven by our continued investment to acquire new customers and to grow our revenue from existing customers.
General and Administrative

	Three Months Ended October 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
General and administrative	$9,579	$5,560	$4,019	72%
Percentage of total revenue	16%	12%
General and administrative expense increased by $4.0 million, or 72%, for the three months ended October 31, 2018 compared to the three months ended October 31, 2017, primarily due to an increase of $2.1 million in employee compensation costs related to increased headcount, $1.0 million in professional services primarily related to accounting, tax and legal costs, $0.6 million in allocated overhead including facilities expansions, and $0.2 million in software license costs. The increase in these costs was driven by investment required to support our growth as well as operations as a public company.
The percentage of general and administrative expense to total revenue increased for the three months ended October 31, 2018 compared to the three months ended October 31, 2017 as the additional infrastructure costs associated with being a public company were incurred without a corresponding increase in revenue.
Interest and Other (Expense) Income, net

	Three Months Ended October 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Interest and other income (expense), net	$633	$(421)	$1,054	(250)%
Interest and other (expense) income, net increased by $1.1 million for the three months ended October 31, 2018 compared to the three months ended October 31, 2017, primarily due to an increase of $0.8 million in net interest income as a result of invested cash balances and $0.1 million in net gains related to revaluing cash, accounts receivable and payables recorded in a foreign currency.
Income Tax Provision

	Three Months Ended October 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Income tax provision	$(225)	$(34)	$(191)	562%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the three months ended October 31, 2018 and 2017, we recorded a tax provision of $0.2 million and $34,000, respectively, on losses before income taxes of $17.7 million and $10.3 million, respectively. The effective tax rates for the three months ended October 31, 2018 and 2017 were (1.3)% and (0.3)%, respectively. The effective tax rate for the three months ended October 31, 2018 and 2017 differs from the statutory rate primarily as a result of providing no benefit on pretax losses incurred in the

United States. For the three months ended October 31, 2018, we maintained a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.
Comparison of the Nine Months Ended October 31, 2018 and 2017
The nine months ended October 31, 2017 included only five months of results attributable to our Zuora RevPro product, as our acquisition of Leeyo occurred on May 31, 2017.
Revenue

	Nine Months Ended October 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscription	$122,069	$85,859	$36,210	42%
Professional services	49,066	32,251	16,815	52%
Total revenue	$171,135	$118,110	$53,025	45%
Percentage of revenue:
Subscription	71%	73%
Professional services	29%	27%
Total revenue	100%	100%
Subscription revenue increased by $36.2 million, or 42%, for the nine months ended October 31, 2018 compared to the nine months ended October 31, 2017. The increase in subscription revenue was attributable to new customers acquired during the period and an increase in usage and sales of additional products to our existing customers. Additionally, the impact of acquisition accounting related to our acquisition of Leeyo resulted in higher subscription revenue recognition for the period ended October 31, 2018 compared to the period ended October 31, 2017.
Professional services revenue increased by $16.8 million, or 52%, for the nine months ended October 31, 2018 compared to the nine months ended October 31, 2017, primarily due to increased revenue from customer deployment of our products.
Cost of Revenue and Gross Margin

	Nine Months Ended October 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$31,273	$22,301	$8,972	40%
Professional services	53,569	33,238	20,331	61%
Total cost of revenue	$84,842	$55,539	$29,303	53%
Gross margin:
Subscription	74%	74%
Professional services	(9)%	(3)%
Total gross margin	50%	53%
Cost of subscription revenue increased by $9.0 million, or 40%, for the nine months ended October 31, 2018 compared to the nine months ended October 31, 2017, primarily due to increases of $3.1 million in data center costs to support customer growth, $2.6 million in employee compensation costs related to increased headcount, $1.2 million of professional services costs, $0.8 million in allocated overhead including facilities expansions, $0.7 million in software license costs, and $0.4 million related to the amortization of purchased technology and amortization of internal-use software. The increase in these costs was driven by the growth in the number of customers as well as the increase in usage from existing customers.

Cost of professional services revenue increased by $20.3 million for the nine months ended October 31, 2018 compared to the nine months ended October 31, 2017, due to an increase in headcount as well as professional services expenses in order to support an increased number of customer deployments.
Our gross margin for subscription services was 74% for both the nine months ended October 31, 2018 and 2017, primarily from increased investment in infrastructure offset by the impact of purchase accounting from the Leeyo acquisition that resulted in higher subscription revenue recognition for the nine months ended October 31, 2018 as compared to the period ended October 31, 2017. In addition, gross margin for the nine months ended October 31, 2017 was impacted by one-time employee compensation costs related to the acquisition of Leeyo.
Our gross margin for professional services decreased to (9)% for the nine months ended October 31, 2018 compared to (3%) for the nine months ended October 31, 2017, primarily as a result of increases in allocated overhead, including facilities expansions and investment in headcount in order to support a greater number of customer deployments.
Operating Expenses
Research and Development

	Nine Months Ended October 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Research and development	$39,667	$27,622	$12,045	44%
Percentage of total revenue	23%	23%
Research and development expense increased by $12.0 million, or 44%, for the nine months ended October 31, 2018 compared to the nine months ended October 31, 2017, primarily due to an increase of $9.4 million in employee compensation costs due to increased headcount, $2.1 million in allocated overhead including facilities expansions, $0.6 million in travel costs, $0.5 million in data center costs, $0.3 million in professional services, and $0.3 million in software license costs, partially offset by a decrease of $1.2 million in costs related to higher capitalized internal-use software costs. The increase in headcount was driven by our continued investment in technology, innovation, and new products.
Sales and Marketing

	Nine Months Ended October 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$74,162	$52,056	$22,106	42%
Percentage of total revenue	43%	44%
Sales and marketing expense increased by $22.1 million, or 42%, for the nine months ended October 31, 2018 compared to the nine months ended October 31, 2017, primarily due to an increase of $13.3 million in employee compensation costs related to increased headcount, $3.4 million in marketing and event costs, $3.3 million in allocated overhead costs including facilities expansions, and $1.8 million in travel costs. The increase in headcount was driven by our continued investment to acquire new customers and to grow our revenue from existing customers.
General and Administrative

	Nine Months Ended October 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
General and administrative	$27,553	$15,790	$11,763	74%
Percentage of total revenue	16%	13%
General and administrative expense increased by $11.8 million, or 74%, for the nine months ended October 31, 2018 compared to the nine months ended October 31, 2017, primarily due to an increase of $5.3 million in employee compensation costs related to increased headcount, $3.3 million in professional services primarily related to accounting, tax and legal costs, $1.5 million in allocated overhead costs including facilities expansions, $0.7 million in sales tax costs, $0.6 million in software license costs, and $0.4 million in travel costs. The increase in these costs was driven by investment required to support our growth as well as operations as a public company.
The percentage of general and administrative expense to total revenue increased for the nine months ended October 31, 2018 compared to the nine months ended October 31, 2017 as the additional infrastructure costs associated with being a public company were incurred without a corresponding increase in revenue.
Interest and Other (Expense) Income, net

	Nine Months Ended October 31,
	2018	2017	$ Change	% Change
	(in thousands)
Interest and other (expense) income, net	$(1,218)	$(30)	$(1,188)	nm
Interest and other (expense) income, net changed by $1.2 million for the nine months ended October 31, 2018 compared to the nine months ended October 31, 2017, primarily due to an increase of $2.1 million in losses related to revaluing cash, accounts receivable, and other monetary assets and liabilities recorded in foreign currency, partially offset by $0.9 million in net interest income from invested cash balances.
Income Tax Provision

	Nine Months Ended October 31,
	2018	2017	$ Change	% Change
	(in thousands)
Income tax provision	$(616)	$(405)	$(211)	52%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the nine months ended October 31, 2018 and 2017, we recorded a tax provision of $0.6 million and $0.4 million on losses before income taxes of $56.3 million and $32.9 million, respectively. The effective tax rates for the nine months ended October 31, 2018 and 2017 were (1.1)% and (1.2)%, respectively. The effective tax rate for the nine months ended October 31, 2018 and 2017 differs from the statutory rate primarily as a result of providing no benefit on pretax losses incurred in the United States. For the nine months ended October 31, 2018, the Company maintained a full valuation allowance on its U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.
Liquidity and Capital Resources
As of October 31, 2018, we had cash and cash equivalents, restricted cash and short-term investments of $181.4 million. Since inception, we have financed our operations primarily through the net proceeds we received through private sales of equity securities, payments received from customers for subscription and professional services, and borrowings from our Debt Agreement. Additionally, in April 2018, we completed our initial public offering (IPO), in which we issued and sold an aggregate of 12.7 million shares of Class A common stock at a price of $14.00 per share. We received aggregate net proceeds of $162.2 million from the IPO, after underwriting discounts and commissions and payments of offering costs as of April 30, 2018.
We believe our existing cash and cash equivalents, restricted cash, and short-term investment balances, funds available under our Debt Agreement, and cash provided by subscriptions to our platform and related professional services will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors, including the rate of our revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings, and the continuing market adoption of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may elect to or may be required to seek additional equity or debt financing. Sales of additional equity could result in dilution to our stockholders. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies, it could reduce our ability to compete successfully and harm our results of operations.
Debt Agreement
In June 2017, we and certain of our subsidiaries entered into a loan and security agreement with Silicon Valley Bank that includes a revolving and term loan facility. In October 2018, the agreement was amended (Debt Agreement) to, among other things, increase the revolving loan availability to $30.0 million (from $10 million), lower our borrowing costs under both the revolving and term loans to the prime rate published by the Wall Street Journal (WSJ Prime Rate) minus 1.00%, extend the interest-only repayment period under the term loan until June 2019, after which time principal and interest will be due in thirty-six (36) equal monthly installments, extend the revolving loan maturity date until October 2021, and extend the latest term loan maturity date until June 2022. We accounted for this amendment as a debt modification and will recognize the unamortized fees related to the Debt Agreement over the duration of the term loan.
Revolving Loan. The Debt Agreement allows us to borrow up to $30.0 million until June 2019 in revolving loans. Advances drawn down under the revolving loan incur interest at the WSJ Prime Rate minus 1.00% which is due monthly on any amounts drawn down, with the principal due at maturity. Any outstanding amounts must be fully repaid on or before October 2021. We are required to pay an annual fee of $20,000 on this revolving loan, regardless of any amounts drawn down. As of October 31, 2018, we had not drawn down any amounts under this revolving loan.
Term Loan. The Debt Agreement allows us to borrow $15.0 million in term loans, which we drew down in June 2017 to partially finance the acquisition of Leeyo Software, Inc. (Leeyo). Any outstanding amounts under the term loan accrue interest at the WSJ Prime rate minus 1.00%, which is due monthly through June 2019. The interest rate was 4.25% as of October 31, 2018. Beginning with the term loan payment due on July 1, 2019, we are required to make equal monthly payments of principal and interest over 36 months until the term loan is repaid. We may prepay all outstanding principal and accrued interest at any time without penalty. We will incur a fee of 1.5% of the original principal amount of the term loan, or $225,000, upon the earlier to occur of prepayment or the termination of the facility. As of October 31, 2018, we had $13.4 million outstanding under the term loan.
Both the revolving loan and the term loan are subject to a certain financial covenant to maintain an adjusted quick ratio of no less than 1.10:1.00. As of October 31, 2018, we were in compliance with this financial covenant. The Debt Agreement also imposes certain limitations with respect to lines of business, mergers, investments and acquisitions, additional indebtedness, distributions, guarantees, liens, and encumbrances. We were also in compliance with these restrictions as of October 31, 2018.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended October 31, 2018
	2018	2017
Net cash used in operating activities	$(16,592)	$(17,877)
Net cash used in investing activities	(107,986)	(13,900)
Net cash provided by financing activities	155,873	16,119
Effect of exchange rates on cash and cash equivalents and restricted cash	(341)	394
Net increase (decrease) in cash and cash equivalents and restricted cash	$30,954	$(15,264)
Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription and professional services. Our primary uses of cash from operating activities are for employee-related expenditures, marketing expenses, third-party consulting expenses, and third-party hosting costs.
For the nine months ended October 31, 2018, net cash used in operating activities was $16.6 million, which consisted of a net loss of $56.9 million adjusted for non-cash charges of $28.9 million and net cash inflows of $11.4 million provided by changes in our operating assets and liabilities. Non-cash charges, which primarily consisted of stock-based compensation, depreciation and amortization of property and equipment and intangible assets and provision for doubtful accounts, increased compared to the same period last year primarily as a result of growth in our business operations. Additionally, stock-based compensation increased $11.7 million for the nine months ended October 31, 2018 compared to the nine months ended October 31, 2017 as a result of equity grants and enrollments in our 2018 Employee Stock Purchase Plan (ESPP), which was adopted in April 2018. The changes in operating assets and liabilities were primarily due to growth in our business and the timing of billings, payments and cash collections. Additionally, accrued employee liabilities increased partly due to contributions made under the ESPP.
For the nine months ended October 31, 2017, net cash used in operating activities was $17.9 million, which consisted of a net loss of $33.3 million adjusted for non-cash charges of $13.8 million and net cash inflows of $1.7 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization of property and equipment and intangible assets and provision for doubtful accounts. The changes in our operating assets and liabilities were primarily due to growth in our business and the timing of billings, payments and cash collections.
Investing Activities
Net cash used in investing activities for the nine months ended October 31, 2018 of $108.0 million was primarily due to$97.1 million in purchases of short-term investments and $10.6 million in purchases of property and equipment and capitalized internal-use software.
Net cash used in investing activities for the nine months ended October 31, 2017 of $13.9 million was due to $11.4 million in cash paid to investors in connection with our acquisition of Leeyo and $2.5 million in purchases of property and equipment and capitalized internal-use software.
Financing Activities
Cash provided by financing activities for the nine months ended October 31, 2018 of $155.9 million was primarily due to $160.3 million in net IPO proceeds, $9.0 million in stock option exercise proceeds and $1.3 million in net proceeds from related party loans, partially offset by $12.6 million in payments to investors related to our acquisition of Leeyo, $1.3 million in payments made on leased equipment and $0.8 million of debt payments.
Cash provided by financing activities for the nine months ended October 31, 2017 of $16.1 million was primarily the result of $14.9 million in proceeds from the issuance of long-term debt, net of issuance costs and $2.6 million in stock option exercise proceeds, partially offset by $1.4 million in payments made on leased equipment.
Off-Balance Sheet Arrangements

As of October 31, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Obligations and Other Commitments
Our principal commitments consist of obligations under our operating leases for office space and our Debt Agreement. The following table summarizes our contractual obligations as of October 31, 2018:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations¹	$30,863	$7,275	$12,063	$10,050	$1,475
Debt principal and interest²	14,733	1,953	12,780	—	—
Capital lease obligations³	2,287	2,287	—	—	—
	$47,883	$11,515	$24,843	$10,050	$1,475
_________________________________
(1) We lease our facilities under long-term operating leases which expire on varying dates through March 2024. The lease agreements often contain provisions which require us to pay taxes, insurance, and maintenance costs.
(2) Debt principal and interest includes amounts owed under our Debt Agreement with Silicon Valley Bank including principal, interest and a $0.2 million facility fee on the term loan. Interest payments were calculated using the applicable rate as of October 31, 2018. See Note 10 of the notes to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information.
(3) Capital lease obligations include data center equipment under capital lease agreements. All outstanding capital lease obligations were paid in November 2018.
As of October 31, 2018, we also had a contractual obligation to purchase $11.3 million in web hosting services from one of our vendors by September 30, 2019.
As of October 31, 2018, we had accrued liabilities related to uncertain tax positions, which are reflected in our consolidated balance sheets. These accrued liabilities are not reflected in the table above since it is unclear when these liabilities will be repaid.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States (U.S. GAAP). In the preparation of these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss below.
Our significant accounting policies are discussed in “Index to Consolidated Financial Statements—Note 1. Summary of Business and Significant Accounting Policies” in the Prospectus. There have been no significant changes to these policies for the nine months ended October 31, 2018, except as noted in Note 2 of our accompanying unaudited condensed consolidated financial statements “Summary of Significant Accounting Policies and Recent Accounting Pronouncements.” See Note 2 of our unaudited condensed consolidated financial statements for more information.
Recent Accounting Pronouncements
See “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” in Note 2 of our accompanying unaudited condensed consolidated financial statements for more information.

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
Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Our sales are typically denominated in the local currency of the country in which the sale was made. The majority of our sales are made in the United States and those sales are denominated in U.S. dollars. Therefore, the portion of our revenue that is subject to significant foreign currency risk is lessened. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Europe, China, India, Japan, and Australia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. For the nine months ended October 31, 2018, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our accompanying unaudited condensed consolidated financial statements.
Interest Rate Risk
We had cash and cash equivalents and short-term investments of $174.9 million as of October 31, 2018. Our cash and cash equivalents and short-term investments are held for working capital purposes. We do not make investments for trading or speculative purposes.
Our cash equivalents and short-term investments are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of our expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our short-term investments as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.
Under our Debt Agreement, we pay interest on any outstanding balances based on a variable market rate. A significant change in these market rates may adversely affect our operating results.
As of October 31, 2018, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents and short-term investments. Fluctuations in the value of our cash equivalents and short-term investments caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities prior to maturity. In addition, a hypothetical 10% relative change in interest rates would not have had a material impact on our operating results for the nine months ended October 31, 2018.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of October 31, 2018. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of October 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended October 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, as well as the other information in this Form 10-Q, including our accompanying unaudited condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below, or of additional risks and uncertainties not presently known to us or that we currently deem immaterial, could materially and adversely affect our business, results of operations, financial condition and growth prospects. In such an event, the market price of our Class A common stock could decline and you could lose all or part of your investment.
Risks Related to Our Business and Industry
We have a history of net losses, anticipate increasing our operating expenses in the future, and may not achieve or sustain profitability.
We have incurred net losses in each fiscal year since inception, including net losses of $48.2 million, $39.1 million, and $47.2 million in fiscal 2016, fiscal 2017, and fiscal 2018, respectively. We also incurred a net loss of $56.9 million for the nine months ended October 31, 2018. We expect to incur net losses for the foreseeable future. As of October 31, 2018, we had an accumulated deficit of $315.6 million. We expect to make significant future expenditures related to the development and expansion of our business, including increasing our overall customer base, expanding relationships with existing customers, entering new vertical markets, expanding our global footprint, leveraging global systems integrators (GSIs) to accelerate our growth, optimizing pricing and packaging, and expanding our operations and infrastructure, both domestically and internationally, and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these increased expenses. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.
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
We have experienced rapid growth in our operations and personnel in recent periods. For example, in May 2017, we acquired Leeyo, which had significant operations in the United States and India. The growth and expansion of our business has placed and continues to place a significant strain on our management, operations, financial infrastructure, and corporate culture. In the event of further growth of our operations or in the number of our third-party relationships, our information technology systems and our internal controls and procedures may not be adequate to support our operations.
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
Our future revenue growth also depends upon expanding sales and renewals of subscriptions to our solution with existing customers. If our existing customers do not expand their use of our solution over time or do not renew their subscriptions, our revenue may grow more slowly than expected, may not grow at all, or may decline. Additionally, increasing incremental sales to our current customer base requires increasingly sophisticated and costly sales efforts that are targeted at senior management. During the nine months ended October 31, 2018, sales and marketing expenses represented approximately 43% of our total revenue. We plan to continue expanding our sales efforts, both domestically and internationally, but we may be unable to hire qualified sales personnel, may be unable to successfully train those sales personnel that we are able to hire, and sales personnel may not become fully productive on the timelines that we have projected or at all. Additionally, although we dedicate significant resources to sales and marketing programs, including our Subscribed events, these sales and marketing programs may not have the desired effect and may not expand sales. We cannot assure you that our efforts would result in increased sales to existing customers, and additional revenue. If our efforts to expand sales and renewals to existing customers are not successful, our business and operating results could be adversely affected.
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
Our solution is deployed in a wide variety of technology environments and into a broad range of complex workflows. We believe our future success will depend in part on our ability to increase both the speed and success of our deployments, by improving our deployment methodology, hiring and training qualified professionals, deepening relationships with deployment partners, and increasing our ability to integrate into large-scale, complex technology environments. We often assist our customers in deploying our solution. In other cases, customers rely on third-party partners to complete the deployment. In some cases, customers initially engage us to deploy our solution, but, for a variety of reasons, including strategic decisions not to utilize subscription business models, fail to ultimately deploy our solution. If we or our third-party partners are unable to deploy our solution successfully, or unable to do so in a timely manner and, as a result, customers do not utilize our solution, we would not be able to generate future revenue from such customers based on transaction or revenue volume and the upsell of additional products and services, and our future operating results could be adversely impacted. In addition, customers may also seek refunds of their initial subscription fee. Moreover, customer perceptions of our solution may be impaired, our reputation and brand may suffer, and customers may choose not to renew or expand their use of our solution.
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
We have been recognizing increased revenue from international sales, and we conduct our business activities in various foreign countries. We currently have operations in North America, Europe, Asia (including India), and Australia. During the nine months ended October 31, 2018, we derived approximately 28% of our total revenue from customers located outside the United States. Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple cultures, customs, legal systems, regulatory systems, and commercial infrastructures. International expansion will require us to invest significant funds and other resources. Our operations in international markets may not develop at a rate that supports our level of investment. Expanding internationally may subject us to new risks that we have not faced before or increase risks that we currently face, including risks associated with:

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
Under the Tax Cuts and Jobs Act (Tax Act), although the treatment of tax losses generated in taxable years ending before December 31, 2017 has generally not changed, tax losses generated in taxable years beginning after December 31, 2017 may be utilized to offset no more than 80% of taxable income annually. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years.
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
On December 22, 2017, the Tax Act was enacted, which contains significant changes to U.S. tax law, including, but not limited to, a reduction in the corporate tax rate and a transition to a new territorial system of taxation. The primary impact of the new legislation on our provision for income taxes was a reduction of the future tax benefits of our deferred tax assets as a result of the reduction in the corporate tax rate. However, since we have recorded a full valuation allowance against our deferred tax assets, we do not currently anticipate that these changes will have a material impact on our accompanying unaudited condensed consolidated financial statements. The impact of the Tax Act will likely be subject to ongoing technical guidance and accounting interpretation, which we will continue to monitor and assess. Provisional accounting impacts may change in future reporting periods until the accounting analysis is finalized, which will occur no later than one year from the date the Tax Act was enacted. As we expand the scale of our international business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, results of operations, and financial condition.
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
In particular, in May 2014, the FASB issued ASC 606, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As an “emerging growth company,” we are allowed under the Jumpstart Our Business Startups Act (JOBS Act) to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to take advantage of this extended transition period under the JOBS Act with respect to ASC 606, which will result in ASC 606 becoming effective for us beginning on February 1, 2019. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
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
Our failure to comply with the covenants or payment requirements, or the occurrence of other events specified in our Debt Agreement could result in an event of default under the Debt Agreement which would give our lender the right to terminate their commitments to provide additional loans under the Debt Agreement and to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, we have granted our lender first-priority liens against substantially all of our assets, including our intellectual property, as collateral. Failure to comply with the covenants or other restrictions in the Debt Agreement could result in a default. If the debt under our Debt Agreement was to be accelerated, we may not have sufficient cash on hand or be able to sell sufficient collateral to repay it, which would have an immediate adverse effect on our business and operating results. This could potentially cause us to cease operations and result in a complete loss of your investment in our Class A common stock.
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
The market price of our Class A common stock has been and may continue to be volatile. Since shares of our Class A were sold in our IPO in April 2018 at a price of $14.00 per share, our stock price has ranged from $16.00 to $37.78, through December 10, 2018. In addition to factors discussed in this Form 10-Q, the market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market. The perception that these sales might occur may also cause the market price of our Class A common stock to decline. As of November 30, 2018, we had outstanding a total of 73.2 million shares of Class A common stock and 35.3 million shares of Class B common stock.
In connection with our IPO, we, all of our directors and executive officers, and all of the holders of our common stock and securities exercisable for or convertible into our common stock outstanding immediately prior to our IPO, were not permitted to trade in our securities for a certain period of time after our IPO pursuant to certain agreements, including market stand-off and lock-up agreements entered into with the underwriters of our IPO. On October 9, 2018, these trading restrictions fully expired, and all currently outstanding shares became eligible for sale in the public market, subject to trading limitations on shares held by affiliates, restrictions under our insider trading policy, and continued vesting of any unvested equity awards. Sales of a substantial number of such shares or the perception that such sales may occur could cause our market price to fall or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.
In addition, as of October 31, 2018, we had outstanding stock options and RSUs that could result in the issuance of 15.6 million shares of Class A common stock. Subject to the satisfaction of applicable vesting requirements, the shares issued upon exercise of outstanding stock options or settlement of outstanding RSUs will be available for immediate resale in the open market.
Moreover, certain holders of our common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of such shares or to include such shares in registration statements that we may file for us or other stockholders.
We may also issue our shares of common stock or securities convertible into shares of our common stock from time to time in connection with a financing, acquisition, investments, or otherwise. We also expect to grant equity awards to employees, directors, and consultants under our 2018 Equity Incentive Plan (2018 Plan) and rights to purchase our Class A Common Stock under our ESPP. Any such issuances could result in substantial dilution to our existing stockholders and cause the market price of our Class A common stock to decline.
The dual class structure of our common stock has the effect of concentrating voting control with holders of our Class B common stock, including our directors, executive officers, and significant stockholders, which limits or precludes your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of October 31, 2018, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the outstanding shares of Class B common stock, (ii) April 16, 2028, and (iii) the date the shares of Class B common stock cease to represent at least 5% of all outstanding shares of our common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Stock index providers, such as S&P Dow Jones and FTSE Russell, exclude public companies with multiple classes of shares of common stock from being added to certain indices, including the S&P 500. In addition, several shareholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual class structure of our common stock may prevent the inclusion of our Class A common stock in such indices and may cause shareholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from indices could result in a less active trading market for our Class A common stock. Any actions or publications by shareholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.
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

Item 6. Exhibits.

Exhibit Number		Incorporated By Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	First Amendment to Loan and Security Agreement with Silicon Valley Bank					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act					X
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

ZUORA, INC.

Date: December 12, 2018	By:	/s/ Tyler Sloat
Tyler Sloat
Chief Financial Officer (Principal Accounting and Financial Officer)