Form 10-K
period 2019-01-31
ZUORA INC
filed 2019-04-18
CIK 1423774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________
FORM 10-K
_____________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 001-38451
_____________________________
Zuora, Inc.
(Exact name of registrant as specified in its charter)
_____________________________

Delaware (State or other jurisdiction of incorporation or organization)	20-5530976 (I.R.S. Employer Identification Number)

3050 South Delaware Street, Suite 301, San Mateo, California (Address of Principal executive offices)	94404 (Zip Code)
(800) 425-1281 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Class A common stock, par value $0.0001 per share	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None
_____________________________

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing price, as reported by the New York Stock Exchange, of the Registrant’s Class A common stock, as of July 31, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1.7 billion. Solely for purposes of this disclosure, shares of the Registrant’s Class A common stock and Class B common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
As of March 31, 2019, the number of shares of the Registrant’s Class A common stock outstanding was 81.7 million and the number of shares of the Registrant’s Class B common stock outstanding was 28.8 million.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement relating to the 2019 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended January 31, 2019. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Unless the context otherwise requires, references in this Annual Report on Form 10-K (Form 10-K) to “Zuora,” “Company,” “our,” “us,” and “we” refer to Zuora, Inc. and where appropriate, its consolidated subsidiaries. Our fiscal year end is January 31. References to “fiscal” followed by the year refer to the fiscal year ended January 31 for the referenced year.
This Form 10-K contains forward-looking statements within the meaning of the federal securities laws. All statements contained in this Form 10-K, other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. Words such as “believes,” “may,” “will,” “estimates,” “potential,” “continues,” “anticipates,” “intends,” “expects,” “could,” “would,” “projects,” “plans,” “targets,” and variations of such words and similar expressions are intended to identify forward-looking statements.
Forward-looking statements contained in this Form 10-K include, but are not limited to, statements about our expectations regarding:

•	trends in revenue, cost of revenue, and gross margin;

•	economic and industry trends, projected growth, or trend analysis;

•	market acceptance of new technology and recently introduced solutions;

•	our investments in our platform and the cost of third-party hosting fees, customer acquisition and retention efforts, sales and marketing;

•	our ability to develop new products and bring them to market in a timely manner and make enhancements to our existing solution;

•	the effects of increased competition in our markets and our ability to compete effectively;

•	our expectations concerning relationships with third parties;

•	our ability to further penetrate our existing customer base;

•	our ability to continue to expand internationally;

•	our ability to optimize the pricing of our solution;

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
Such forward-looking statements are based on our expectations as of the date of this filing and are subject to a number of risks, uncertainties and assumptions, including but not limited to, risks detailed in the “Risk Factors” section of this Form 10-K. Readers are urged to carefully review and consider the various disclosures made in this Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission (SEC) that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and circumstances discussed in this Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. In addition, the forward-looking statements in this Form 10-K are made as of the date of this filing, and we do not undertake, and expressly disclaim any duty, to update such statements for any reason after the date of this Form 10-K or to conform statements to actual results or revised expectations, except as required by law.

PART I
Item 1. Business
Overview
Zuora is a leading cloud-based subscription management platform. We provide software that enables companies across multiple industries and geographies to launch, manage or transform to a subscription business model. Architected specifically for dynamic, recurring subscription business models, our cloud-based software functions as an intelligent subscription management hub that automates and orchestrates the entire subscription order-to-revenue process, including billing and revenue recognition. Our solution enables businesses to easily change pricing and packaging for products and services to grow and scale, to efficiently comply with revenue recognition standards, and to build meaningful relationships with their subscribers.
We believe we are in the early stages of a multi-decade global shift away from product-based business models, characterized by transactional one-time sales, towards recurring subscription-based business models. This trend, which we refer to as the “Subscription Economy,” is visible everywhere you look. In media and entertainment, consumers are adopting video-on-demand services and digital music streaming services. Commuters are taking advantage of automobile subscription programs and subscription-based ride-sharing services. In the technology space, companies are opting for software-as-a-service applications over on-premise installations. In manufacturing, sensors and connectivity have allowed companies to bundle an array of digital services with their physical products. Digital subscriptions have had a positive effect on the newspaper and publishing industries, with readers increasingly subscribing to digital news and information sources. In addition, the retail space features a growing multitude of subscription services including clothing and accessories, cosmetics and personal care, meals and groceries, vitamins and prescriptions, pet care, and many more.
Many of today’s enterprise software systems that businesses use to manage their order-to-revenue processes were built for a product driven economy, and are extremely difficult to re-configure for the dynamic, ongoing nature of subscription services. In traditional business models, order-to-revenue was a linear process—a customer orders a product, is billed for that product, payment is collected, and the revenue is recognized. These legacy systems were not specifically designed to handle the complexities and ongoing customer events of recurring relationships and their impact on areas such as billing proration, revenue recognition, and reporting in real-time. Trying to use this software to build a subscription business frequently results in prolonged and complex manual downstream work, hard-coded customizations, a proliferation of stock-keeping units (SKUs), and inefficiency.
Subscription business models are inherently dynamic, with multiple interactions and constantly-changing relationships and events. The capabilities to launch, price, and bill for products, facilitate and record cash receipts, process and recognize revenue, and produce the data required to close their books and drive key decisions are mission critical and particularly complex for companies with subscription business models. As a result, as companies launch or grow a subscription business, they often conclude that legacy systems are inadequate.
Our vision is simple. We call it “The World Subscribed,” and it’s the idea that one day every company will be a part of the Subscription Economy. Our mission is to enable all companies to be successful in the Subscription Economy. Zuora’s products enable companies to:

•
Reduce Time to Market. Zuora significantly reduces the time required to go-to-market with new subscription offerings and to iterate on the pricing and packaging of existing offerings, enabling businesses to quickly react to changing market and customer needs, launch new services, and enter new markets. Changes can be made in minutes without having to re-code or re-engineer back office systems.

•
Increase Operational Efficiencies. Customers regularly make changes to their subscriptions. Zuora automates these processes and reduces the impact of changes, including proration for invoices, changes to revenue recognition, taxation, provisioning, and reporting. Automating these functions saves businesses valuable time and resources by eliminating manual processes and customizations, increasing operational efficiencies.

•
Free Up IT and Engineering Resources. Our cloud-based solution reduces both system complexity and costs. With Zuora, engineering and IT departments no longer need to build in-house custom systems or customizations for their Enterprise Resource Planning (ERP) systems to keep up with market changes, ongoing customer demands, and new order-to-cash processes.

•
Establish a Single System of Record. Our solution captures financial and operational data and enables subscription businesses to have a single system of record rather than having to reconcile data from multiple systems. Key business metrics can be accessed at any point in time to make critical business decisions.

•
Make Customer Data-Driven Decisions. Because our solution serves as a single source of data and information for subscribers, companies can use Zuora to gain insight into customer behavior. This helps them understand their subscribers better, predict up-sell opportunities, and increase customer retention.

•
Access Growing Ecosystem of Order-to-Revenue Software Partners. Our solution has over 50 pre-built connectors to various order-to-revenue software partners, including payment gateways, tax vendors, general ledgers, and Customer Relationship Management (CRM) systems. Rather than building integrations for each of these, our customers can take advantage of pre-built connectors to extend the capabilities of Zuora for specific industries.

•
Support Rapid International Expansion. With over 30 pre-built payment gateways, over 150 supported currencies, and over 20 supported payment methods, our solution enables companies to quickly expand internationally and acquire and support customers in new geographical regions. We believe we are well-positioned to capitalize on what we see as a broad, industry-wide shift towards subscription business models. We have spent over a decade doing three things: building leading and differentiated technology, enhancing our proprietary deployment methodology, and deploying a business model that enables us to deliver on our mission and achieve long-term sustainable growth.

•
Automate Revenue Recognition. In light of the accounting complexities associated with subscription models, our revenue recognition product automates revenue recognition processes in compliance with accounting standards and reduces our customers’ reliance on error-prone manual processing and spreadsheets.

We currently serve customers in over 30 countries, across dozens of industries. We had 526 customers with annual contract value (ACV) equal to or greater than $100,000 as of January 31, 2019. Customers pay for our platform under a subscription-based model, and this model allows us to grow as the Subscription Economy grows. For fiscal 2019, 2018 and 2017, our total revenue was $235.2 million, $167.9 million and $113.0 million, respectively.
Products
Our solution is the system of record for our customers’ subscription business models and consists of three components: our Zuora Central Platform, order-to-revenue products, and an application marketplace.
Zuora Central Platform
Our Zuora Central Platform acts as an intelligent subscription management hub, allowing customers to orient order-to-revenue operations around it to create a dynamic order-to-revenue process designed specifically for subscription business models. Our Zuora Central Platform is composed of six core engines.

•
Pricing Engine allows customers to price and package in minutes without having to recode or re-engineer back-office systems. This includes mixing and matching one-time, recurring, or usage pricing models in order to design strategic and tailored pricing plans.

•	Subscription Orders Engine automates the subscription management lifecycle and recalculates billing, payments, and revenue for events during the subscriber lifecycle.

•	Rating Engine enables our customers to meter and rate any monetization or account model so their customers are charged accurately.

•
Global Payments Engine simplifies worldwide payment operations by enabling our customers to charge using over 30 pre-built payment gateways, over 150 supported currencies, and over 20 supported payment methods.

•	Subscription Metrics Engine provides reporting and insight into metrics required to run a subscription business.

•	Subscription Accounting Engine increases business agility by helping our customers close their books with audit-ready, automated financial operations.
Products
We can deploy and configure our portfolio of order-to-revenue products to meet a wide variety of use cases for subscription business models.
We offer two flagship products:

•
Zuora Billing. Designed specifically for subscription billing, Zuora Billing allows our customers to bill in multiple ways, calculate prorations when subscriptions change, and to group customers into batches for different billing and payment operations. The product also helps our customers set payment terms, manage hierarchical billing relationships, consolidate invoicing across multiple subscriptions, and collect revenue using a global network of payment gateways.

•
Zuora RevPro. Zuora RevPro is a revenue recognition automation solution that enables our customers to group transactions of goods and services into revenue contracts and performance obligations in accordance with the new ASC 606 / IFRS 15 revenue standards. Zuora RevPro helps our customers automate revenue and deferred revenue management in accordance with their accounting policies, business rules, and pricing models.

We also offer add-on products including:

•
Zuora CPQ. Designed specifically for configuring deals, pricing, and quoting in a subscription business, Zuora CPQ allows our customers to configure any type of deal, such as multi-year subscriptions, and price ramp deals and use the rules engine and guided selling workflows to scale their sales team.

•
Zuora Collect. Specifically designed to handle the complicated function of collections associated with dynamic subscription-based businesses, Zuora Collect helps our customers streamline their collections processes by configuring their own automated dunning workflow, orchestrating various retry rules for electronic payments, and targeting the root cause of a payment decline.

Zuora Marketplace
The Zuora Marketplace offers industry-specific tools and third-party applications that extend Zuora’s capabilities for our customers. The Zuora Marketplace has dozens of applications and features from over 50 partners. Applications include a broad range of applications needed by subscription businesses, such as pre-built general ledger connectors, pre-built tax connectors, pre-built payment gateways connectors, pre-built lockbox connectors, developer applications, and collections applications.
Competitive Strengths
We believe the following competitive advantages enable us to maintain and extend our leadership as the system of record for companies in the Subscription Economy:

•	Comprehensive solution built specifically to handle the complexities of subscription business models;

•	Flexible technology with a broad range of customers and use cases;

•	Mission-critical system that is difficult to replace;

•	Accelerated pace of innovation with over a decade of development experience;

•	Deep domain expertise across a broad range of subscription business models;

•	Proprietary deployment methodology;

•	Proven track record with more than 500 customers with ACV over $100,000 as of January 31, 2019; and

•	Growing subscription economy ecosystem with dozens of pre-built applications on the Zuora Marketplace and a broad network of partners and integrators.
Growth Strategy
Key elements of our growth strategy include:

•	New Customer Acquisition. As the Subscription Economy evolves, we intend to capitalize on our leadership and acquire new customers in current and future markets.

•
Expand Relationships with Existing Customers. We intend to expand existing customers’ use of our platform and drive sustainable growth in multiple ways, such as increasing transaction volume and up-sells and cross-sells with additional products.

•
Enter New Vertical Markets. We currently have a strong position in four key markets: technology, media and telecommunications, manufacturing, and industrial and consumer IoT. We intend to expand to additional vertical markets.

•	Expand our Global Footprint. As adoption of the Subscription Economy evolves throughout the world, we intend to expand into new geographies where we see future expansion opportunities.

•
Leverage Global Systems Integrators to Accelerate our Growth. We intend to work with large global systems integrators (GSIs) and leverage their role in advocating for transformation to subscription business models.

•	Launch New Products and Extend our Technology Lead. As we grow and evolve with our customers, we intend to continue to develop additional products and enhance our current offerings.

•	Optimize Pricing and Packaging. We intend to optimize and enhance pricing and packaging to align the value customers realize from our products with the revenue we receive.
Our Customers
Organizations of all sizes, across a wide variety of industries and in many locations around the world, have adopted our platform. As of January 31, 2019, we had 526 customers with annual contract value (ACV) equal to or greater than $100,000, representing over 85% of our total ACV. As of January 31, 2018 and 2017, we had 415 and 292 customers, respectively, with ACV equal to or greater than $100,000. We define the number of customers at the end of any particular period as the number of parties or organizations that have entered into a distinct subscription contract with us for which the term has not ended. Each party with which we have entered into a distinct subscription contract is considered a unique customer, and in some cases, there may be more than one customer within a single organization. For a definition of ACV, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operational and Financial Metrics.”
No customer represented more than 10% of our total revenue for fiscal 2019, fiscal 2018 and fiscal 2017.
Research and Development
Our research and development organization is responsible for the design, development, testing, and certification of our applications. We believe that our differentiated intellectual property and technical deployments will help us maintain a leading position in the market for subscription management solutions.
Sales and Marketing
We market and sell to organizations of all sizes across a broad range of industries. Our key focus areas are companies that are adopting, transforming, and expanding their subscription businesses.
We have a mature enterprise sales model and have built and trained a nimble, enterprise-scale sales and field organization. Because of the transformative nature of our solution, especially in larger organizations, the selling process is often complex and can involve agreement across multiple departments inside an organization, including the chief executive officer. Over the years, we have developed methodologies and best practices to enable our sales teams to be successful at navigating these challenges and have built these learnings into our sales enablement and training to ensure successful onboarding and productivity of new sales account executives. We believe our mature sales methodologies and processes offer us significant advantages, particularly in long enterprise sales-cycles. Our sales teams are organized by geographic territories, customer size, and customer verticals. We plan to continue to invest in our direct sales force to grow our enterprise customer base, both domestically and internationally.
We conduct a wide range of marketing activities such as our annual Subscribed events around the world; partner marketing events with our GSIs, consultants, technology, and ecosystem partners; the Subscription Economy Index, our study of the collective health of subscription businesses and their impact on the overall economy; as well as educational content, data-based benchmarks and best practices sharing for the Subscription Economy in a variety of formats such as digital, print, and video.
As newer markets emerge domestically and internationally, we plan to continue investing in our sales and marketing to grow our customer base.
Competition
The market for subscription management products and services is highly competitive, rapidly evolving, fragmented, and subject to changing technology, shifting customer needs, and frequent introductions of new products and services. Our main competitors fall into the following categories:

•	providers of traditional ERP software, such as Oracle Corporation and SAP AG;

•
traditional order-to-revenue solutions that address individual elements of the subscription revenue process, such as traditional Configure Price Quote (CPQ) management, billing, collections, revenue recognition, or e-commerce software;

•	telecommunications billing systems and other niche systems, such as Amdocs Limited; and

•	in-house custom built systems.
The competitive factors that companies in our industry need to have are:

•	subscription-based product features and functionality;

•	ability to support the specific needs of companies with subscription business models;

•	ease of use;

•	vision for the market and product innovation;

•	enterprise-grade performance and features such as system scalability, security, performance, and resiliency;

•	customer experience, including support and professional services;

•	strength of sales and marketing efforts;

•	relationships with GSIs, management consulting firms, and resellers;

•	ability to integrate with legacy and other enterprise infrastructures and third-party applications;

•	brand awareness and reputation; and

•	total cost of ownership.
We believe we compete favorably against our competitors with respect to these factors. Our ability to compete will largely depend on our ongoing performance and the quality of our platform.
Employees
As of January 31, 2019, we had a total of 1,221 employees, including 476 outside the United States including in Europe and Asia. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe we have a good relationship with our employees and our unique, strong culture differentiates us and is a key driver of business success.
Intellectual Property
Intellectual property is an important aspect of our business, and we seek protection for our intellectual property as appropriate. We currently rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality procedures, contractual commitments, and other legal rights to protect our intellectual property. As of January 31, 2019, in the United States, we hold three issued patents that expire in 2035, and have fifteen patent applications pending. We also hold one issued patent in Australia that expires in 2032 (absent any extensions), and have six patent applications pending in other foreign jurisdictions. We continually review our development efforts to assess the existence and patentability of new intellectual property. We also pursue the registration of our domain names, trademarks, and service marks in the United States and in certain foreign jurisdictions. As of January 31, 2019, we had sixteen registered trademarks in the United States, including Zuora, Subscription Economy, Subscribed, and Powering the Subscription Economy. We also had twelve registered trademarks in foreign jurisdictions.
Intellectual property laws, procedures, and restrictions provide only limited protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed, or misappropriated. Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States and, therefore, in certain jurisdictions, we may be unable to protect our proprietary technology.
Backlog
We generally enter into subscription agreements with our customers with one- to three-year terms. The timing of our invoices to the customer is a negotiated term and thus varies among our subscription contracts. We typically invoice customers in advance in either annual or quarterly installments. Due to this, at any point in the contract term, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenue, deferred revenue, or elsewhere in our consolidated financial statements, and are considered by us to be backlog.
We expect that the amount of backlog relative to the total value of our contracts will change from year to year for several reasons, including the amount of cash collected early in the contract term, the specific timing and duration of large customer subscription agreements, varying invoicing cycles of subscription agreements, the specific timing of customer renewal, changes in customer financial circumstances, and foreign currency fluctuations. Moreover, customers may attempt to renegotiate the terms of their agreements to, among other things, change their committed volume during the term of the subscription agreements. Our customers also often make other alterations to their subscription agreements during the term of the agreement, including changing their platform edition or the products they subscribe to. All of these changes during the term of a customer’s subscription agreement may significantly impact the firm backlog as of any particular date. Accordingly, we believe that fluctuations in backlog are not necessarily a reliable indicator of future revenue and we do not utilize backlog as a key management metric internally.
Corporate Information
We were incorporated in the State of Delaware in September 2006. Our principal executive offices are located at 3050 South Delaware Street, Suite 301, San Mateo, California 94403 and our telephone number is (800) 425-1281. Our website address is www.zuora.com, and our investor relations website is https://investor.zuora.com. The information on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K. Investors should not rely on any such information in deciding whether to purchase our Class A common stock.
Zuora, the Zuora logo, Subscription Economy, Zuora Central Platform, Zuora Billing, Zuora RevPro, Zuora CPQ, Zuora Collect, Zuora Marketplace, Subscribed, and other registered or common law trade names, trademarks, or service marks of Zuora appearing in this Form 10-K are the property of Zuora. This Form 10-K contains additional trade names, trademarks, and service marks of other companies that are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies. Solely for convenience, our trademarks and tradenames referred to in this Form 10-K appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor, to these trademarks and tradenames.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, and, as such, we have elected to comply with certain reduced public company reporting requirements. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering (IPO), (ii) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more, (iii) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities or (iv) the date on which we are deemed to be a “large accelerated filer” as defined in the Securities Exchange Act of 1934, as amended (Exchange Act). We refer to the Jumpstart Our Business Startups Act of 2012 herein as the “JOBS Act,” and references herein to “emerging growth company” are intended to have the meaning associated with it in the JOBS Act.
Available Information
Our reports filed with or furnished to the SEC pursuant to Sections 13(a) and 15(d) of the Exchange Act are available, free of charge, on our Investor Relations website at https://investor.zuora.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website at http://www.sec.gov that contains reports, and other information regarding us and other companies that file materials with the SEC electronically. We use our Investor Relations website as a means of disclosing material information. Accordingly, investors should monitor our Investor Relations website, in addition to following our press releases, SEC filings and public conference calls and webcasts.
Item 1A. Risk Factors
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, as well as the other information in this Form 10-K, including our accompanying consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below, or of additional risks and uncertainties not presently known to us or that we currently deem immaterial, could materially and adversely affect our business, results of operations, financial condition and growth prospects. In such an event, the market price of our Class A common stock could decline and you could lose all or part of your investment.
We have a history of net losses, anticipate increasing our operating expenses in the future, and may not achieve or sustain profitability.
We have incurred net losses in each fiscal year since inception, including net losses of $77.6 million, $47.2 million, and $39.1 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively. We expect to incur net losses for the foreseeable future. As of January 31, 2019, we had an accumulated deficit of $336.3 million. We expect to make significant future expenditures related to the development and expansion of our business, including increasing our overall customer base, expanding relationships with existing customers, entering new vertical markets, expanding our global footprint, leveraging global systems integrators (GSIs) to accelerate our growth, optimizing pricing and packaging, and expanding our operations and infrastructure, both domestically and internationally, and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these increased expenses. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.
If the shift by companies to subscription business models, including consumer adoption of products and services that are provided through such models, and, in particular, the market for subscription management software, develops slower than we expect, our growth may slow or stall, and our operating results could be adversely affected.
Our success depends on companies shifting to subscription business models and consumers choosing to consume products and services through such models. Many companies may be unwilling or unable to offer their solutions using a subscription business model, especially if they do not believe that the consumers of their products and services would be receptive to such offerings. Our success will also depend, to a large extent, on the willingness of medium and large businesses that have adopted subscription business models utilizing cloud-based products and services to manage billings and financial accounting relating to their subscriptions. The adoption of these models is still relatively new, and enterprises may not choose to shift their business model or, if they do, they may decide that they do not need a solution that offers the range of functionalities that we offer. Many companies have invested substantial effort and financial resources to develop custom-built applications or integrate traditional enterprise software into their businesses as they shift to subscription or subscription business models and may be reluctant or unwilling to switch to different applications. Accordingly, it is difficult to predict customer adoption rates and demand for our solution, the future growth rate and size of the market for subscription management software, or the entry of competitive solutions. Factors that may affect market acceptance of our products and services include:

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
We have experienced rapid growth and expect to invest in our growth for the foreseeable future. If we fail to manage our growth effectively, our business, operating results, and financial condition could be adversely affected.
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
Security breaches and other security incidents could result in the loss of information, disruption of services, litigation, indemnity obligations, penalties, and other liability. If our security measures or those of our service providers are breached, or are perceived to have been breached, as a result of third-party action, including cyber-attacks or other intentional misconduct by computer hackers, employee error, malfeasance, or otherwise, and someone obtains unauthorized access to our data or other data we or our service providers maintain, including sensitive customer data, personal information, intellectual property, and other confidential business information, we could face loss of business, lawsuits or claims, regulatory investigations, or orders, and our reputation could be severely damaged. We could be required to expend significant capital and other resources to alleviate the problem, as well as incur significant costs and liabilities, including due to litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, and costs for remediation and other incentives offered to affected parties, including customers, other business partners and employees, in an effort to maintain business relationships after a breach or other incident. Moreover, if our solution is perceived as not being secure, regardless of whether our security measures are actually breached, we could suffer harm to our reputation, and our operating results could be negatively impacted.
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
Our ability to achieve significant growth in revenue in the future will depend, in large part, upon our ability to attract new customers. This may be particularly challenging where an organization has already invested substantial personnel and financial resources to integrate billings and other business and financial management tools, including custom-built solutions, into its business, as such an organization may be reluctant or unwilling to invest in new products and services. As a result, selling our solution often requires sophisticated and costly sales efforts that are targeted at senior management. During the fiscal year ended January 31, 2019, sales and marketing expenses represented approximately 43% of our total revenue. If we fail to attract new customers and fail to maintain and expand new customer relationships, our revenue may grow more slowly than we expect and our business may be adversely affected.
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
Our quarterly operating results have fluctuated in the past and may fluctuate in the future. Additionally, we have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results and subjects us to a number of uncertainties, including our ability to plan for and anticipate future growth. As a result, you should not rely upon our past quarterly operating results as indicators of future performance. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly evolving markets, such as the risks and uncertainties described herein. Our operating results in any given quarter can be influenced by numerous factors, many of which are unpredictable or are outside of our control, including:

•	our ability to maintain and grow our customer base;

•	our ability to retain and increase revenue from existing customers;

•	our ability to introduce new products and services and enhance existing products and services;

•	our ability to deploy our products successfully within our customers' information technology ecosystems;

•	our ability to enter into larger contracts;

•	increases or decreases in subscriptions to our platform;

•	our ability to sell to large enterprise customers;

•	the transaction volume that our customers processes through our system;

•	our ability to respond to competitive developments, including pricing changes and the introduction of new products and services by our competitors;

•	the productivity of our sales force;

•	changes in the mix of products and services that our customers use;

•	the length and complexity of our sales cycles;

•	cost to develop and upgrade our solution to incorporate new technologies;

•	seasonal purchasing patterns of our customers;

•	impact of outages of our solution and reputational harm;

•	costs related to the acquisition of businesses, talent, technologies, or intellectual property, including potentially significant amortization costs and possible write-downs;

•	failures or breaches of security or privacy, and the costs associated with responding to and addressing any such failures or breaches;

•	foreign exchange fluctuations;

•
changes to financial accounting standards and the interpretation of those standards that may affect the way we recognize and report our financial results, including changes in accounting rules governing recognition of revenue;

•
the impact of changes to financial accounting standards, such as ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606), and the interpretation of those standards on customer adoption and use of our products and services and our ability to service our customers’ needs, including through Zuora RevPro;

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

The market for our solution, including our billing and revenue recognition offerings, is characterized by rapid technological change, frequent new product and service introductions and enhancements, changing customer demands, and evolving industry standards. The introduction of products and services embodying new technologies can quickly make existing products and services obsolete and unmarketable. Additionally, because we provide billing and finance solutions to help our customers with compliance and financial reporting, changes in law, regulations, and accounting standards could impact the usefulness of our products and services and could necessitate changes or modifications to our products and services to accommodate such changes. Subscription management products and services, including our billing and revenue recognition offerings, are inherently complex, and our ability to develop and release new products and services or enhancements, new features and modifications to our existing products and services depends on several factors, including timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies and our solution, and overall market acceptance. We cannot be sure that we will succeed in developing, marketing, and delivering on a timely and cost-effective basis enhancements or improvements to our platform or any new products and services that respond to continued changes in subscription management practices or new customer requirements, nor can we be sure that any enhancements or improvements to our platform or any new products and services will achieve market acceptance. Since developing our solution is complex, the timetable for the release of new products and enhancements to existing products is difficult to predict, and we may not offer new products and updates as rapidly as our customers require or expect. Any new products or services that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate sufficient revenue. Moreover, even if we introduce new products and services, we may experience a decline in revenue of our existing products and services that is not offset by revenue from the new products or services. For example, customers may delay making purchases of new products and services to permit them to make a more thorough evaluation of these products and services or until industry and marketplace reviews become widely available. Some customers may hesitate to migrate to a new product or service due to concerns regarding the complexity of migration or performance of the new product or service. In addition, we may lose existing customers who choose a competitor’s products and services or choose to utilize internally developed applications instead of our products and services. This could result in a temporary or permanent revenue shortfall and adversely affect our business.
In addition, because our products and services are designed to interoperate with a variety of other internal or third-party software products and business systems applications, we will need to continuously modify and enhance our products and services to keep pace with changes in application programming interfaces (APIs), and other software and database technologies. We may not be successful in either developing these new products and services, modifications, and enhancements or in bringing them to market in a timely fashion. There is no assurance that we will successfully resolve such issues in a timely and cost-effective manner. Furthermore, modifications to existing platforms or technologies, including any APIs with which we interoperate, will increase our research and development expenses. Any failure of our products and services to operate effectively with each other or with other platforms and technologies could reduce the demand for our products and services, result in customer dissatisfaction, and adversely affect our business.
Our business depends largely on our ability to attract and retain talented employees, including senior management. If we lose the services of Tien Tzuo, our founder, Chairman, and Chief Executive Officer, or other critical talent across our executive team and in other key roles, we may not be able to execute on our business strategy.
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
The market for subscription management products and services, including our billing and revenue recognition offerings, is highly competitive, rapidly evolving, and fragmented, and subject to changing technology, shifting customer needs, and frequent introductions of new products and services. Our main competitors fall into the following categories:

•	providers of traditional ERP software, such as Oracle Corporation and SAP AG;

•
traditional order-to-cash solutions that address individual elements of the subscription order-to-cash process such as traditional CPQ management, billing, collections, revenue recognition, or e-commerce software;

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
In addition, because our products and services are designed to interoperate with a variety of internal and third-party systems and infrastructures, we need to continuously modify and enhance our products and services to keep pace with changes in software technologies. We may not be successful in either developing these modifications and enhancements or resolving interoperability issues in a timely and cost-effective manner. Any failure of our products and services to continue to operate effectively with internal or third-party infrastructures and technologies could reduce the demand for our products and services, resulting in dissatisfaction of our customers, and may materially and adversely affect our business.
Because we typically recognize subscription revenue over the term of the applicable agreement, a lack of subscription renewals or new subscription agreements may not be reflected immediately in our operating results and may be difficult to discern.
We generally recognize subscription revenue from customers ratably over the terms of their contracts, which typically vary between one and three years. As a result, most of the subscription revenue we report in each quarter is derived from the recognition of unearned revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any particular quarter would likely have a minor impact on our revenue results for that quarter, but could negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solution, and potential changes in our pricing policies or rate of renewals, may not be fully reflected in our operating results until future periods. Moreover, our subscription model makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.
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
We began selling Zuora RevPro following our acquisition of Leeyo Software, Inc. in May 2017. We have less experience marketing, determining pricing for, and selling Zuora RevPro, and we are still determining how to best market, price, and support adoption of this offering. We have directed, and intend to continue to direct, a significant portion of our financial and operating resources to develop and grow Zuora RevPro. The market for Zuora RevPro is rapidly evolving as a result of the effectiveness of ASC 606, the revenue recognition accounting standard that took effect for most public companies in January 2018. While we have seen a significant number of Zuora RevPro deployments associated with the effectiveness of ASC 606, it is uncertain whether Zuora RevPro will achieve and sustain high levels of demand and market acceptance. Accordingly, our future success depends in part upon growth in this market and the ability of our Zuora RevPro product to meet the demand for revenue recognition automation solutions. We have limited experience with respect to determining the optimal prices for this solution. Companies may choose to purchase our Zuora RevPro product to comply with ASC 606 in the short-term but may develop proprietary solutions in-house or migrate toward other solutions developed by our competitors in the future. Customers may purchase Zuora RevPro as a standalone product and not purchase other core Zuora products. The rapidly evolving nature of this market, as well as other factors that are beyond our control, reduces our ability to accurately evaluate our long-term outlook and forecast annual performance. A reduction or slowdown in demand for revenue recognition automation software, caused by shifts in the marketplace, regulatory requirements, accounting standards, lack of acceptance, technological challenges, and competing solutions, could have a material adverse effect on our business, future growth, operating results, and financial condition.
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
Our long-term success depends, in part, on our ability to expand the sales of our solution to customers located outside of the United States. Our current international operations, and any further expansion of those operations, expose us to risks that could have a material adverse effect on our business, operating results, and financial condition.

We have been recognizing increased revenue from international sales, and we conduct our business activities in various foreign countries. We currently have operations in North America, Europe, Asia, and Australia. During fiscal 2019, we derived approximately 29% of our total revenue from customers located outside the United States. Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple cultures, customs, legal systems, regulatory systems, and commercial infrastructures. International expansion will require us to invest significant funds and other resources. Our operations in international markets may not develop at a rate that supports our level of investment. Expanding internationally may subject us to new risks that we have not faced before or increase risks that we currently face, including risks associated with:

•	recruiting and retaining talented and capable employees in foreign countries;

•
providing our solution to customers from different cultures, which may require us to adapt to sales practices, modify our solution, and provide features necessary to effectively serve the local market;

•
compliance with multiple, conflicting, ambiguous or evolving governmental laws and regulations, including those relating to employment matters, e-invoicing, consumer protection, privacy, data protection, information security, and encryption;

•	longer sales cycles in some countries;

•	increased third-party costs relating to data centers outside of the United States;

•	generally longer payment cycles and greater difficulty in collecting accounts receivable;

•	credit risk and higher levels of payment fraud;

•	weaker privacy and intellectual property protection in some countries, including China and India;

•	compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended (FCPA), and the UK Bribery Act 2010 (UK Bribery Act);

•	currency exchange rate fluctuations;

•	tariffs, export and import restrictions, restrictions on foreign investments, sanctions, and other trade barriers or protection measures;

•	foreign exchange controls that might prevent us from repatriating cash earned outside the United States;

•	economic or political instability in countries where we may operate;

•	corporate espionage;

•
compliance with the laws of numerous taxing jurisdictions, both foreign and domestic, in which we conduct business, potential double taxation of our international earnings, and potentially adverse tax consequences due to changes in applicable U.S. and foreign tax laws;

•
continuing uncertainty regarding social, political, immigration, and tax and trade policies in the U.S. and abroad. For example, the anticipated departure of the United Kingdom from the European Union could lead to disruptions to our business in the United Kingdom and Europe, including our relationships with our existing and prospective customers, partners, and employees, and adversely affect expansion of our international operations;

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
Our customer contracts typically provide for service level commitments, which relate to service uptime, response times, and escalation procedures. If we are unable to meet the stated service level commitments or suffer extended periods of unavailability for our solution, we may be contractually obligated to provide these customers with service credits, refunds for prepaid amounts related to unused subscription services, or other remedies, or we could face contract terminations. In addition, we could face legal claims for breach of contract, product liability, tort, or breach of warranty. Although we have contractual protections, such as warranty disclaimers and limitation of liability provisions, in our customer agreements, they may not fully or effectively protect us from claims by customers, commercial relationships, or other third parties. We may not be fully indemnified by our vendors for service interruptions beyond our control, and any insurance coverage we may have may not adequately cover all claims asserted against us, or cover only a portion of such claims. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation and divert management’s time and other resources. Thus, our revenue could be harmed if we fail to meet our service level commitments under our agreements with our customers, including, but not limited to, maintenance response times and service outages. Typically, we have not been required to provide customers with service credits that have been material to our operating results, but we cannot assure you that we will not incur material costs associated with providing service credits to our customers in the future.
Additionally, any failure to meet our service level commitments could adversely impact our reputation, business, operating results, and financial condition.
Any disruption of service at our third-party data centers or Amazon Web Services could interrupt or delay our ability to deliver our services to our customers.
We currently host our solution, serve our customers, and support our operations in the United States primarily from a third-party Las Vegas-based data center and using Amazon Web Services (AWS), a provider of cloud infrastructure services. As part of our current disaster recovery arrangements, our customer data in the Las Vegas-based data center production environment is replicated to a third-party data center located in the San Francisco Bay Area. Additionally, in Europe, we host our solution using AWS. We are also in the process of transitioning the hosting of a portion of our U.S. solution infrastructure to AWS, which may be more expensive than our current data center providers. Despite precautions, we may also experience planned and unplanned costs, interruptions, delays, and outages in service or other performance problems in connection with such transition. We also do not have control over the operations of the facilities of our data center providers or AWS. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures, and similar events. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in our solution. In particular, the California-based data facilities are located in an area known for seismic activity, increasing our susceptibility to the risk that an earthquake could significantly harm the operations of these facilities. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism, and other misconduct. Our solution’s continuing and uninterrupted performance is critical to our success. Because our products and services are used by our customers for billing and financial accounting purposes, it is critical that our solution be accessible without interruption or degradation of performance, and we typically provide our customers with service level commitments with respect to service uptime. Customers may become dissatisfied by any system failure that interrupts our ability to provide our solution to them. Outages could lead to the triggering of our service level agreements and the issuance of credits to our customers, in which case, we may not be fully indemnified for such losses pursuant to our agreement with AWS. We may not be able to easily switch our AWS operations to another cloud provider if there are disruptions or interference with our use of AWS. Sustained or repeated system failures would reduce the attractiveness of our solution to customers and result in contract terminations, thereby reducing revenue. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact use of our solution. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our service.
Neither our third-party data center providers nor AWS have an obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with these providers on commercially reasonable terms, if our agreements with our providers are prematurely terminated, or if in the future we add additional data center providers, we may experience additional costs or service downtime in connection with the transfer to, or the addition of, new data center providers. If these providers were to increase the cost of their services, we may have to increase the price of our solution, and our operating results may be adversely impacted.

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
We believe that developing, maintaining, and enhancing awareness and integrity of our brand and reputation in a cost-effective manner are important to achieving widespread acceptance of our solution and are important elements in attracting new customers and maintaining existing customers. We believe that the importance of our brand and reputation will increase as competition in our market further intensifies. Successful promotion of our brand and the Subscription Economy concept will depend on the effectiveness of our marketing efforts, our ability to provide a reliable and useful solution at competitive prices, the perceived value of our solution, and our ability to provide quality customer support. In addition, the promotion of our brand requires us to make substantial expenditures, and we anticipate that the expenditures will increase as our market becomes more competitive, as we expand into new markets, and as more sales are generated through our strategic partners. Brand promotion activities may not yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in building and maintaining our brand and reputation. We also rely on our customer base and community of end-users in a variety of ways, including to give us feedback on our solution and to provide user-based support to our other customers. If we fail to promote and maintain our brand successfully or to maintain loyalty among our customers, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract new customers and partners or retain our existing customers and partners and our business and financial condition may be adversely affected. Any negative publicity relating to our customers, employees, partners, or others associated with these parties, may also tarnish our own reputation simply by association and may reduce the value of our brand. Damage to our brand and reputation may result in reduced demand for our solution and increased risk of losing market share to our competitors. Any efforts to restore the value of our brand and rebuild our reputation may be costly and may not be successful.
Our customers may fail to pay us in accordance with the terms of their agreements, necessitating action by us to compel payment.

We typically enter into non-cancelable agreements with our customers with a term of one to three years. If customers fail to pay us under the terms of our agreements, we may be adversely affected both from the inability to collect amounts due and the cost of enforcing the terms of our contracts, including litigation. The risk of such negative effects increases with the term length of our customer arrangements. Furthermore, some of our customers may seek bankruptcy protection or other similar relief and fail to pay amounts due to us, or pay those amounts more slowly, either of which could adversely affect our operating results, financial position, and cash flow.
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
Our pending patent or trademark applications may not be allowed, or competitors may challenge the validity, enforceability or scope of our patents, copyrights, trademarks or the trade secret status of our proprietary information. There can be no assurance that additional patents will be issued or that any patents that are issued will provide significant protection for our intellectual property. There is also no assurance that we will be able to register trademarks that are critical to our business. In addition, our patents, copyrights, trademarks, trade secrets, and other intellectual property rights may not provide us a significant competitive advantage. There is no assurance that the particular forms of intellectual property protection that we seek, including business decisions about when to file patents and when to maintain trade secrets, will be adequate to protect our business.
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
Our software incorporates certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such third-party software and development tools from third parties in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, including open source software, this may not always be the case, or it may be difficult or costly to migrate to other third-party software. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties. In addition, integration of our software with new third-party software may require significant work and require substantial investment of our time and resources. Also, any undetected errors or defects in third-party software could prevent the deployment or impair the functionality of our software, present security risks, delay new updates or enhancements to our solution, result in a failure of our solution, and injure our reputation.

Our solution contains open source software components, and failure to comply with the terms of the underlying licenses could restrict our ability to sell our solution.
Our solution incorporates certain open source software. An open source license typically permits the use, modification, and distribution of software in source code form subject to certain conditions. Some open source licenses contain conditions that any person who distributes or uses a modification or derivative work of software that was subject to an open source license make the modified version subject to the same open source license. Distributing or using software that is subject to this kind of open source license can lead to a requirement that certain aspects of our solution be distributed or made available in source code form. Although we do not believe that we have used open source software in a manner that might condition its use on our distribution of any portion of our solution in source code form, the interpretation of open source licenses is legally complex and, despite our efforts, it is possible that we may be liable for copyright infringement, breach of contract, or other claims if our use of open source software is adjudged to not comply with the applicable open source licenses.
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
In addition to risks related to license requirements, use of open source software can involve greater risks than those associated with use of third-party commercial software, as open source licensors generally do not provide warranties, assurances of title, performance, non-infringement, or controls on the origin of the software. There is typically no support available for open source software, and we cannot assure you that the authors of such open source software will not abandon further development and maintenance. Open source software may contain security vulnerabilities, and we may be subject to additional security risk by using open source software. Many of the risks associated with the use of open source software, such as the lack of warranties or assurances of title or performance, cannot be eliminated, and could, if not properly addressed, negatively affect our business. We have established processes to help alleviate these risks, including a review process for screening requests from our development organizations for the use of open source software, but we cannot be sure that all open source software is identified or submitted for approval prior to use in our solution.
We may be unable to integrate acquired businesses and technologies successfully or to achieve the expected benefits of such acquisitions. We may acquire or invest in additional companies, which may divert our management’s attention, result in additional dilution to our stockholders, and consume resources that are necessary to sustain our business.
Our business strategy may, from time to time, include acquiring other complementary products, technologies, or businesses. For example, in May 2017, we acquired Leeyo Software, Inc. An acquisition, investment, or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of the acquired companies, particularly if the key personnel of the acquired companies choose not to work for us, if an acquired company’s software is not easily adapted to work with ours, or if we have difficulty retaining the customers of any acquired business due to changes in management or otherwise. Acquisitions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our business. Moreover, the anticipated benefits of any acquisition, investment, or business relationship may not be realized or we may be exposed to unknown liabilities.
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
There are a number of data protection, security, privacy, and other government- and industry-specific requirements, including those that require companies to notify individuals of data security and privacy incidents involving certain types of personal data. Security and privacy compromises experienced by us or our service providers may lead to public disclosures, which could harm our reputation, erode customer confidence in the effectiveness of our security and privacy measures, negatively impact our ability to attract new customers, cause existing customers to elect not to renew their subscriptions with us, or negatively impact our employee relationships or impair our ability to attract new employees. In addition, some of the industries we serve have industry-specific requirements relating to compliance with certain security, privacy and regulatory standards, such as those required by the Health Insurance Portability and Accountability Act. We also maintain compliance with the Payment Card Industry Data Security Standard, which is critical to the financial services and insurance industries. As we expand into new verticals and regions, we will likely need to comply with these and other requirements to compete effectively. If we cannot comply or if we incur a violation in one or more of these requirements, our growth could be adversely impacted, and we could incur significant liability.
Privacy concerns and laws, or other domestic or foreign regulations, may reduce the effectiveness of our solution and adversely affect our business.
Our customers can use our solution to collect, use, and store personal or identifying information regarding their customers. National and local governments and agencies in the countries in which we operate and in which our customers operate have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, storage, data residency, processing, and disclosure of information obtained from consumers and other individuals, which could impact our ability to offer our products and services in certain jurisdictions or our customers’ ability to deploy our solution globally. Laws and regulations relating to the collection, use, disclosure, security, and other processing of individuals’ information can vary significantly from jurisdiction to jurisdiction. The European Union and many countries, including China and India, as well as states within the United States, such as California, have in place or are enacting stricter laws and regulations relating to privacy and data collection. We also may be bound by contractual obligations and other obligations relating to privacy, data protection, and information security that are more stringent than applicable laws and regulations. The costs of compliance with, and other burdens imposed by, laws, regulations, standards, and other obligations relating to privacy, data protection, and information security are significant. In addition, some companies, particularly larger or global enterprises, often will not contract with vendors that do not meet these rigorous standards and often seek contract terms to ensure we are financially liable for any breach of laws or regulations. Accordingly, our failure, or perceived inability, to comply with these laws, regulations, standards, and other obligations may limit the use and adoption of our solution, reduce overall demand for our solution, lead to regulatory investigations, litigation, and significant fines, penalties, or liabilities for actual or alleged noncompliance, or slow the pace at which we close sales transactions, any of which could harm our business. Moreover, if we or any of our employees or contractors fail or are believed to fail to adhere to appropriate practices regarding our customers’ data, it may damage our reputation and brand.
Additionally, we expect that existing laws, regulations, standards, and other obligations may be interpreted in new and differing manners in the future, and may be inconsistent among jurisdictions. Future laws, regulations, standards, and other obligations, and changes in the interpretation of existing laws, regulations, standards, and other obligations could result in increased regulation, increased costs of compliance and penalties for non-compliance, and limitations on data collection, use, disclosure, and transfer for us and our customers. The European Union and United States agreed in 2016 to a framework for data transferred from the European Union to the United States, called the Privacy Shield, but this framework has been challenged by private parties and may face additional challenges by national regulators or additional private parties. Additionally, the GDPR became effective in May 2018. The GDPR establishes, and the pending European Union ePrivacy Regulation is expected to establish, new requirements applicable to the handling of personal data and imposes penalties for non-compliance of up to the greater of €20 million or 4% of worldwide revenue. Additionally, in June 2018, California passed the California Consumer Privacy Act (CCPA) which provides new data privacy rights for consumers and new operational requirements for companies effective in 2020. The costs of compliance with, and other burdens imposed by, the GDPR, CCPA and other U.S., European Union, China (including the Cybersecurity Law of China) and foreign laws may limit the use and adoption of our products and services and could have an adverse impact on our business.
The costs of compliance with, and other burdens imposed by, laws and regulations relating to privacy, data protection, and information security that are applicable to the businesses of our customers may adversely affect our customers’ ability and willingness to process, handle, store, use, and transmit certain types of information, such as demographic and other personal information, of their customers using our solution, which could limit the use, effectiveness, and adoption of our solution and reduce overall demand. In addition, the other bases on which we and our customers rely for the transfer of personal data across national borders, such as the Standard Contractual Clauses promulgated by the EU Commission Decision 2010/87/EU, commonly referred to as the Model Clauses, continue to be subjected to regulatory and judicial scrutiny. If the United Kingdom departs from the European Union, the ability to conduct business and transfer personal data between the United Kingdom, the European Union and other countries may be negatively impacted due to uncertainty and the time and costs to put in place new bases on which we and our customers can rely for the transfer of personal data. If we or our customers are unable to transfer data between and among countries and regions in which we operate, it could decrease demand for our solution, require us to modify or restrict our solution, products, services, or operations, and impair our ability to maintain and grow our customer base and increase our revenue. With respect to any changes we consider necessary or appropriate to make to our solution, products, services, or practices in an effort to comply, or allow our customers to comply, with laws, regulations, or other obligations relating to privacy, data protection, or information security, we may be unable to make those changes in a commercially reasonable manner, in a timely fashion, or at all. Even the perception of privacy concerns, whether or not valid, may inhibit the adoption, effectiveness, or use of our solution.
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
We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the UK Bribery Act, and possibly other anti-bribery and anti-money laundering laws in countries in which we conduct activities. We face significant risks if we fail to comply with the FCPA and other anti-corruption laws that prohibit companies and their employees and third-party intermediaries from promising, authorizing, offering, or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties, and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any advantage. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. In addition, we use various third parties to sell our solution and conduct our business abroad. We or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. We have implemented an anti-corruption compliance program but cannot assure you that all of our employees and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.
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
Further, if our partners, including suppliers, fail to obtain required import, export, or re-export licenses or permits, we may also be harmed, become the subject of government investigations or penalties, and incur reputational harm. Changes in our solution or changes in export and import regulations may create delays in the introduction of our solution in international markets, prevent our customers with international operations from deploying our solution globally or, in some cases, prevent the export or import of our solution to certain countries, governments, or persons altogether. Any change in export or import laws or regulations, economic sanctions, or related legislation, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons, or technologies targeted by such laws and regulations, could result in decreased use of our solution by, or in our decreased ability to export or sell our solution to, existing or potential customers with international operations. Any decreased use of our solution or limitation on our ability to export or sell our solution would likely harm our business, financial condition, and operating results.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations which could subject our business to increased tax liability.
Under the Tax Cuts and Jobs Act (Tax Reform Act), although the treatment of tax losses generated in taxable years ending on or before December 31, 2017 has generally not changed, tax losses generated in taxable years beginning after December 31, 2017 may be utilized to offset no more than 80% of taxable income annually. This change may require us to pay more federal income taxes in future years than we would have had to pay under pre-existing law. In addition, the Tax Reform Act's new "base erosion and anti-abuse tax" or "BEAT" may require us to pay additional federal income taxes even in years when we are not profitable.
The applicability of sales, use and other tax laws or regulations on our business is uncertain. Adverse tax laws or regulations could be enacted or existing laws could be applied to us or our customers, which could subject us to additional tax liability and related interest and penalties, increase the costs of our services and adversely impact our business.
The application of federal, state, local, and non-U.S. tax laws to services provided electronically is evolving. New income, sales, use, value-added, or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time (possibly with retroactive effect), and could be applied solely or disproportionately to services provided over the Internet or could otherwise materially affect our financial position and results of operations. Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations.
In addition, state, local, and foreign tax jurisdictions have differing rules and regulations governing sales, use, value-added, and other taxes, and these rules and regulations can be complex and are subject to varying interpretations that may change over time. For example, a U.S. Supreme Court ruling in June 2018 could result in more states requiring us to collect sales or use tax on sales we make to their residents. Existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us (possibly with retroactive effect), which could require us or our customers to pay additional tax amounts on prior sales and going forward, as well as require us or our customers to pay fines or penalties and interest for past amounts. Although our customer contracts typically provide that our customers must pay all applicable sales and similar taxes, our customers may be reluctant to pay back taxes and associated interest or penalties, or we may determine that it would not be commercially feasible to seek reimbursement. If we are required to collect and pay back taxes and associated interest and penalties, or we are unsuccessful in collecting such amounts from our customers, we could incur potentially substantial unplanned expenses, thereby adversely impacting our operating results and cash flows. Imposition of such taxes on our services going forward could also adversely affect our sales activity and have a negative impact on our operating results and cash flows.
Our results of operations and financial condition could be materially affected by the enactment of legislation implementing changes in the U.S. or foreign taxation of international business activities or the adoption of other tax reform policies.
The Tax Reform Act enacted in December 2017, contains significant changes to U.S. tax law, including, but not limited to, a reduction in the corporate tax rate and a new system of taxation on income earned by foreign subsidiaries. The primary impact of the new legislation on our provision for income taxes was a reduction of the future tax benefits of our deferred tax assets as a result of the reduction in the corporate tax rate. However, since we have recorded a full valuation allowance against our deferred tax assets, we do not currently anticipate that these changes will have a material impact on our accompanying consolidated financial statements. The impact of the Tax Reform Act will likely be subject to ongoing technical guidance and accounting interpretation, which we will continue to monitor and assess. As we expand the scale of our international business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, results of operations, and financial condition.
Political developments, economic uncertainty or downturns, particularly as it impacts particular industries, could adversely affect our business and operating results.
Political developments impacting government spending and international trade, including government shutdowns in the United States, continued uncertainty surrounding the United Kingdom's departure from the European Union and trade disputes and tariffs, may negatively impact markets and cause weaker macroeconomic conditions. The effects of these events may continue due to potential additional U.S. government shutdowns, instability in the United Kingdom and the European Union as the terms of Brexit remain under negotiation and the prolonging of the United States’ trade disputes with China and other countries. The continuing effect of any or all of these events could adversely impact demand for our products, harm our operations and weaken our financial results.
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
U.S. GAAP is subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors' confidence in us.
We adopted the requirements of ASC 606, effective February 1, 2019, using the full retrospective transition method. The adoption of the new standard is expected to have an impact on revenue and commissions expense for all periods presented.  The primary impacts on revenue are an increased number of allocations of arrangement consideration between subscription and professional services and the recognition of discounts evenly across the term for multiple year subscription arrangements. Both of these impacts are primarily due to the elimination of the contingent revenue rule. We also expect an impact due to a change in the recognition of legacy on-premise term deals inherited during our acquisition of Leeyo Software, Inc., which will require more revenue being recognized at the beginning of the license term as opposed to evenly over the term. In addition to impacting the way that we recognize revenue, the new standard will also impact the accounting for incremental commission costs of obtaining subscription contracts. Under the new standard, we will defer all incremental commission costs to obtain the contract. We expect to amortize these costs on a straight-line basis over the period of economic benefit which has been determined to be five years.
In addition, in February 2019, the FASB issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). Under the new standard, lessees will be required to recognize lease assets and liabilities for all leases, with certain exceptions, on their balance sheets. We expect to adopt ASU 2016-02 beginning with our fiscal year ending January 31, 2020 and interim periods thereafter. We are currently evaluating our lease portfolio and expect the adoption of this standard to have a material impact on our consolidated balance sheet.
Any difficulties in implementing new accounting pronouncements, including ASU 2016-02 and other pronouncements that we have not yet adopted, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. Such recent accounting pronouncements are described in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements of our Notes to Consolidated Financial Statements included in this Form 10-K.
The forecasts of market growth we have provided publicly may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, we cannot assure that our business will grow at similar rates, if at all.
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
In order to support our growth and respond to business challenges, such as developing new features or enhancements to our solution to stay competitive, acquiring new technologies, and improving our infrastructure, we have made significant financial investments in our business, and we intend to continue to make such investments. As a result, to provide the funds required for these investments and other business endeavors, we may need to engage in equity or debt financings, in addition to any indebtedness we may have under our then current debt arrangements. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution, and these securities could have rights, preferences, and privileges that are superior to that of holders of our common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve additional restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations.
The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain additional executive management and qualified board members.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations. We expect compliance with these rules and regulations will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources, particularly after we are no longer an emerging growth company. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees and outside consultants to comply with these requirements, we may need to add additional resources, which would increase our costs and expenses.
In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased costs and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be adversely affected.
The rules and regulations applicable to public companies make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage.

These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.
As a result of disclosure of information in filings required of a public company, our business and financial condition has become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.
In addition, as a result of our disclosure obligations as a public company, we have reduced flexibility and are under pressure to focus on short-term results, which may adversely affect our ability to achieve long-term profitability.
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
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
We are an emerging growth company, as defined in the JOBS Act, and, for so long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to take advantage of the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. If we cease to be an emerging growth company, we will no longer be able to take advantage of these exemptions or the extended transition period for complying with new or revised accounting standards.

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
Natural disasters or other catastrophic events may also cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse effect on our business, operating results, and financial condition. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics, and other events beyond our control. In addition, acts of terrorism and other geopolitical unrest could cause disruptions in our business or the businesses of our partners or the economy as a whole. In the event of a natural disaster, including a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our solution, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. For example, our corporate headquarters is located in California, a state that frequently experiences earthquakes. Additionally, all of the aforementioned risks may be further increased if we do not implement a disaster recovery plan or the disaster recovery plans put in place by Zuora or our partners prove to be inadequate.
The stock price of our Class A common stock has been and may continue to be volatile, and you could lose all or part of your investment.
The market price of our Class A common stock has been and may continue to be volatile. Since shares of our Class A were sold in our IPO in April 2018 at a price of $14.00 per share, our stock price has ranged from $15.56 to $37.78, through April 17, 2019. In addition to factors discussed in this Form 10-K, the market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market. The perception that these sales might occur may also cause the market price of our Class A common stock to decline. As of March 31, 2019, we had outstanding a total of 81.7 million shares of Class A common stock and 28.8 million shares of Class B common stock.
In addition, as of January 31, 2019, we had outstanding stock options and restricted stock units (RSUs) that could result in the issuance of 16.6 million shares of Class A common stock. Subject to the satisfaction of applicable vesting requirements, the shares issued upon exercise of outstanding stock options or settlement of outstanding RSUs will be available for immediate resale in the open market.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of January 31, 2019, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the outstanding shares of Class B common stock, (ii) April 16, 2028, and (iii) the date the shares of Class B common stock cease to represent at least 5% of all outstanding shares of our common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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
In addition, the new revenue recognition standard, ASC 606, has introduced new and significant disclosure requirements. These disclosure obligations are prepared on the basis of estimates that can change over time and on the basis of events over which we have no control. It is possible that analysts and investors may misinterpret our disclosure or that our methods for estimating this disclosure may differ significantly from others, which could lead to inaccurate or unfavorable forecasts by analysts and investors.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters are currently located in San Mateo, California where we currently lease approximately 29,000 square feet of office space under a lease agreement that expires in December 2019. We also lease facilities in other areas within the United States and around the world.
In March 2019, we entered into a new operating lease agreement for approximately 100,000 square feet of office space located in Redwood Shores, California that will replace our existing headquarters in San Mateo, California. See Note 17.

Subsequent Events of the notes to our consolidated financial statements included in this Form 10-K for more information about the lease of our new headquarters.
We intend to procure additional space as we add employees and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional or substitute space will be available as needed to accommodate any such expansion.
Item 3. Legal Proceedings
We are not a party to any material pending legal proceedings. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.
Item 4. Mine Safety Disclosures
Not applicable.
Item 4A. Executive Officers of the Registrant
The following sets forth certain information regarding our current executive officers as of April 1, 2019:

Name	Age	Position(s)
Tien Tzuo	51	Chairman of the Board of Directors and Chief Executive Officer
Tyler R. Sloat	45	Chief Financial Officer
Marc Diouane	50	President
Brent R. Cromley, Jr.	50	Senior Vice President, Technology
Jennifer W. Pileggi	54	Senior Vice President, General Counsel, and Secretary
Tien Tzuo has served on our board of directors and as our Chief Executive Officer since November 2007 and as the Chairman of our board of directors since December 2017. Prior to joining us, Mr. Tzuo served as Chief Strategy Officer at salesforce.com, inc., a provider of customer relationship management software, from 2005 to 2008, and as Chief Marketing Officer from 2003 to 2005. He holds a B.S. in electrical engineering from Cornell University and an M.B.A. from Stanford University. We believe that he is qualified to serve on our board of directors because of the industry perspective and experience that he brings as our founder, Chairman of our board of directors, and Chief Executive Officer.
Tyler R. Sloat joined Zuora's executive management team as CFO in 2010 with more than fifteen years of experience in executive finance roles for payment, software and hardware technology companies varying in size from start-up to Fortune 500. Prior to Zuora, Mr. Sloat was the Chief Financial Officer for Obopay, where he was responsible for all finance, accounting, treasury operations and business intelligence functions. Before Obopay, Mr. Sloat was the Controller of the Emerging Products Group at Network Appliance, Inc. Mr. Sloat is a registered C.P.A. (inactive) in the State of California, has an M.B.A. from the Stanford Graduate School of Business and has a B.A. from Boston College.
Marc Diouane has served as our President since February 2015. Prior to this, Mr. Diouane served as our Executive Vice President, Field Operations from March 2014 to February 2015. Prior to joining us, Mr. Diouane served as Executive Vice President, Global Services & Partners at PTC Inc., a product development software company, from October 2010 to March 2014, and as Senior Divisional Vice President—Europe, Middle East, Africa and Asia, from 2005 to 2010. Mr. Diouane holds a Masters from Bordeaux Business School, or ESICI.
Brent R. Cromley, Jr. has served as our Senior Vice President of Technology since September 2015. Prior to joining us, Mr. Cromley served as Chief Technology Officer at Zappos.com, Inc., an online retailer that was acquired by Amazon.com, Inc., from November 2013 to June 2015, as Vice President of Technology from October 2011 to November 2013, and as Senior Director of Engineering from January 2007 to October 2011. Mr. Cromley holds a B.A. in computer science from Dartmouth College.
Jennifer W. Pileggi has served as our Senior Vice President, General Counsel, and Corporate Secretary since June 2015. Prior to joining us, Ms. Pileggi served as Senior Vice President, General Counsel, Chief Compliance Officer, and Corporate Secretary at Silicon Graphics International Corp., a high-performance computing server manufacturer, from September 2011 to May 2015. Prior to that, she served as Executive Vice President, General Counsel, Chief Privacy Officer, and Corporate Secretary at Conway Inc., a transportation and supply chain solutions company. Ms. Pileggi holds a B.A. from Yale University and a J.D. from New York University.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock
Our Class A common stock began trading on the New York Stock Exchange under the symbol “ZUO” on April 12, 2018. Prior to that date, there was no public trading market for our Class A common stock. There is no public trading market for our Class B common stock.

Holders of Record
As of March 31, 2019, there were 194 and 163 registered holders of record of our Class A and Class B common stock, respectively. The actual number of Class A common stockholders is greater than this number of record holders and includes Class A common stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy
We have never declared or paid cash dividends on our capital stock. We do not expect to pay dividends on our capital stock for the foreseeable future. Instead, we anticipate that all of our earnings for the foreseeable future will be used for the operation and growth of our business. Any future determination to declare cash dividends would be subject to the discretion of our board of directors and would depend upon various factors, including our operating results, financial condition, and capital requirements, restrictions that may be imposed by applicable law, and other factors deemed relevant by our board of directors.

Performance Graph
The performance graph below shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933 (Securities Act) or the Exchange Act.
We have presented below the cumulative total return to our stockholders between April 12, 2018 (the date our Class A common stock commenced trading on the New York Stock Exchange) through January 31, 2019 in comparison to the Standard & Poor’s 500 Index and Standard & Poor Information Technology Index. All values assume a $100 initial investment and data for the Standard & Poor’s 500 Index and Standard & Poor Information Technology Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

Company/Index	Base Period 4/12/18	4/30/18	7/31/18	10/31/18	1/31/19
Zuora	$100	$96.30	$122.65	$102.10	$108.20
S&P 500 Index	100	99.44	106.27	102.81	103.08
NASDAQ Composite	$100	$98.97	$107.75	$102.87	$102.83
S&P 500 Information Technology Index	$100	$98.38	$107.46	$105.40	$101.26
Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
In January 2019, we issued 47,303 shares of our Class A common stock to the Tides Foundation, which administers a donor-advised fund on behalf of Zuora.org, our charitable foundation. We received no consideration in exchange for the issuance of shares to this organization. The issuance of such shares was exempt from registration under the Securities Act because it involved no sale of securities by us. The transfer of shares did not involve the use of underwriters, and no commissions were paid in connection with the transfer.
Use of Proceeds from Public Offering of Class A Common Stock
In April 2018, we closed our IPO, in which we sold 12.7 million shares of Class A common stock at a price to the public of $14.00 per share, including shares sold in connection with the exercise of the underwriters’ option to purchase additional shares. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-223722), which was declared effective by the SEC on April 11, 2018. We raised aggregate net proceeds of $159.7 million from the IPO, after underwriting discounts and commissions and payments of offering costs as of January 31, 2019. There has been no material change in the planned use of proceeds from our IPO as described in the final prospectus filed with the SEC on April 12, 2018 pursuant to Rule 424(b)(4).

Issuer Purchases of Equity Securities
        None.
Item 6. Selected Consolidated Financial Data and Other Data
The following tables summarize our consolidated financial data. We derived our selected consolidated statements of comprehensive loss for fiscal 2019, fiscal 2018 and fiscal 2017 and our selected consolidated balance sheet data as of January 31, 2019 and 2018 from our audited consolidated financial statements that are included in this Form 10-K. We derived the selected consolidated statements of operations data for fiscal 2016 and the selected consolidated balance sheet data as of January 31, 2017 and 2016 from our audited consolidated financial statements and related notes thereto, which are not included in this Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future. The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this Form 10-K. Our fiscal year end is January 31, and our fiscal quarters end on April 30, July 31, October 31, and January 31. Our fiscal years ended January 31, 2019, 2018, 2017, and 2016 are referred to herein as fiscal 2019, fiscal 2018, fiscal 2017, and fiscal 2016, respectively.

	Fiscal Year Ended January 31,
	2019	2018	2017	2016
	(in thousands, except per share data)
Consolidated Statements of Comprehensive Loss:
Revenue:
Subscription	$168,798	$120,373	$89,836	$68,228
Professional services	66,398	47,553	23,172	23,956
Total revenue	235,196	167,926	113,008	92,184
Cost of revenue:
Subscription¹	42,993	31,077	22,840	17,820
Professional services¹	73,597	48,829	25,322	25,540
Total cost of revenue	116,590	79,906	48,162	43,360
Gross profit	118,606	88,020	64,846	48,824
Operating expenses:
Research and development¹	54,417	38,639	26,355	20,485
Sales and marketing¹	100,766	73,087	62,384	64,508
General and administrative¹	39,230	22,572	15,140	11,979
Total operating expenses	194,413	134,298	103,879	96,972
Loss from operations	(75,807)	(46,278)	(39,033)	(48,148)
Interest and other income (expense), net	(417)	252	219	(528)
Loss before income taxes	(76,224)	(46,026)	(38,814)	(48,676)
Income tax (provision) benefit	(1,366)	(1,129)	(284)	469
Net loss	(77,590)	(47,155)	(39,098)	(48,207)
Comprehensive loss:
Foreign currency translation adjustment	3	960	(470)	(191)
Unrealized gain on available-for-sale securities	7	—	—	—
Comprehensive loss	$(77,580)	$(46,195)	$(39,568)	$(48,398)
Net loss per share attributable to common stockholders, basic and diluted[2]	$(0.85)	$(1.78)	$(1.64)	$(2.14)
Weighted-average shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted[2]	91,267	26,563	23,891	22,497

(1)	Includes stock-based compensation expense as follows:

	Fiscal Year Ended January 31,
	2019	2018	2017	2016
	(in thousands)
Cost of subscription revenue	$1,967	$747	$326	$235
Cost of professional services revenue	5,900	2,121	583	566
Research and development	6,345	2,292	1,126	827
Sales and marketing	7,384	2,717	1,577	1,536
General and administrative	3,761	1,113	771	497
Total stock-based compensation expense	$25,357	$8,990	$4,383	$3,661
(2) Please refer to Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements and Note 14. Net Loss Per Share Attributable to Common Stockholders of the notes to our consolidated financial statements included elsewhere in this Form 10-K for an explanation of the calculations of our net loss per share attributable to common stockholders, basic and diluted.

	As of January 31,
	2019	2018	2017
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments[3]	$175,848	$48,208	$72,645
Working capital (deficit)	113,067	(7,536)	39,663
Total assets	299,424	155,366	120,468
Deferred revenue, current portion	90,565	66,058	42,554
Total debt	13,457	14,969	—
Convertible preferred stock	—	6	6
Total stockholders’ equity	152,993	26,666	54,980
(3) Does not include restricted cash of $2.1 million, $5.2 million, and $5.2 million as of January 31, 2019, 2018, and 2017, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-K. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part I, Item 1A in this Form 10-K. Our fiscal year ends January 31.
Overview
Business Summary
Zuora is a leading cloud-based subscription management platform. We provide software that enables companies across multiple industries and geographies to launch, manage or transform to a subscription business model. Architected specifically for dynamic, recurring subscription business models, our cloud-based software functions as an intelligent subscription management hub that automates and orchestrates the entire subscription order-to-revenue process, including billing and revenue recognition. Our solution enables businesses to easily change pricing and packaging for products and services to grow and scale, to efficiently comply with revenue recognition standards, and to build meaningful relationships with their subscribers.
We believe we are in the early stages of a multi-decade global shift away from product-based business models, characterized by transactional one-time sales, towards recurring subscription-based business models. This trend, which we refer to as the “Subscription Economy,” is visible everywhere you look. In media and entertainment, consumers are adopting video-on-demand services and digital music streaming services. Commuters are taking advantage of automobile subscription programs and subscription-based ride-sharing services. In the technology space, companies are opting for software-as-a-service applications over on-premise installations. In manufacturing, sensors and connectivity have allowed companies to bundle an array of digital services with their physical products. Digital subscriptions have had a positive effect on the newspaper and publishing industries, with readers increasingly subscribing to digital news and information sources. In addition, the retail space features a growing multitude of subscription services including clothing and accessories, cosmetics and personal care, meals and groceries, vitamins and prescriptions, pet care, and many more.
Many of today’s enterprise software systems that businesses use to manage their order-to-revenue processes were built for a product driven economy, and are extremely difficult to re-configure for the dynamic, ongoing nature of subscription services. In traditional business models, order-to-revenue was a linear process—a customer orders a product, is billed for that product, payment is collected, and the revenue recognized. These legacy systems were not specifically designed to handle the complexities and ongoing customer events of recurring relationships and their impact on areas such as billing proration, revenue recognition, and reporting in real-time. Trying to use this software to build a subscription business frequently results in prolonged and complex manual downstream work, hard-coded customizations, a proliferation of stock-keeping units (SKUs), and inefficiency.
These new subscription business models are inherently dynamic, with multiple interactions and constantly-changing relationships and events. The capabilities to launch, price, and bill for products, facilitate and record cash receipts, process and recognize revenue, and produce the data required to close their books and drive key decisions are mission critical and particularly complex for companies with subscription business models. As a result, as companies launch or grow a subscription business, they often conclude that legacy systems are inadequate.
Our mission is to enable all companies in the Subscription Economy to become successful. Our customers include companies of all sizes, ranging from small businesses to some of the world’s largest enterprises. Customers pay for our platform under a subscription-based model, and this model allows us to grow as the Subscription Economy grows.
Fiscal 2019 Business Highlights
Key corporate milestones during fiscal 2019 include:

•	We completed our IPO in which we sold 12.7 million shares of our Class A common stock to the public at a price of $14.00 per share, netting $159.7 million in cash proceeds.

•	In our third quarter of fiscal 2019, we surpassed 500 customers with ACV exceeding $100,000.

•	In our fourth quarter of fiscal 2019, we crossed $10 billion in quarterly invoice transaction volume that customers run through our system.

For a definition of ACV, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operational and Financial Metrics.”
Fiscal 2019 Financial Performance Summary
Our financial performance in fiscal 2019, compared to fiscal 2018, reflects the following:

•
Subscription revenues were $168.8 million, an increase of $48.4 million or 40%, and total revenues were $235.2 million, an increase of $67.3 million or 40%. This growth reflects our acquisition of new customers as well as existing customer retention, increased usage-based fees and sales of new products to our customers. Our growth also reflects the impact of our acquisition of Leeyo in May of 2017.

•
Total cost of revenue was $116.6 million, or 50% of revenue, in fiscal 2019 compared to $79.9 million, or 48% of revenue, in 2018. During fiscal 2019, we invested additional resources to support the growth in the number of customers as well as the increase in usage from existing customers.

•
Loss from operations was $75.8 million, or 32% of revenue in fiscal 2019 compared to a loss of $46.3 million, or 28% of revenue, in 2018. During fiscal 2019, we incurred additional costs to grow our business and to support operations as a publicly traded company.

Key Operational and Financial Metrics
We monitor the following key operational and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:

	As of or for the Fiscal Year Ended January 31,
	2019	2018	2017
Customers with ACV equal to or greater than $100,000	526	415	292
Dollar-based retention rate	112%	110%	104%
Customers with Annual Contract Value (ACV) Equal to or Greater than $100,000
We believe our ability to enter into larger contracts is indicative of broader adoption of our solution by larger organizations. It also reflects our ability to expand our revenue footprint within our current customer base. We define ACV as the subscription revenue we would contractually expect to recognize from that customer over the next twelve months, assuming no increases or reductions in their subscriptions. We define the number of customers at the end of any particular period as the number of parties or organizations that have entered into a distinct subscription contract with us for which the term has not ended. Each party with which we have entered into a distinct subscription contract is considered a unique customer, and in some cases, there may be more than one customer within a single organization. We have increased the number of customers with ACV equal to or greater than $100,000 to 526 as of January 31, 2019, as compared to 415 as of January 31, 2018 and 292 as of January 31, 2017.
Dollar-Based Retention Rate
We believe our dollar-based retention rate is a key measure of our ability to retain and expand revenue from our customer base over time. We calculate our dollar-based retention rate as of a period end by starting with the sum of the ACV from all customers as of twelve months prior to such period end, or prior period ACV. We then calculate the sum of the ACV from these same customers as of the current period end, or current period ACV. Current period ACV includes any upsells and also reflects contraction or attrition over the trailing twelve months, but excludes revenue from new customers added in the current period. We then divide the current period ACV by the prior period ACV to arrive at our dollar-based retention rate. Our dollar-based retention rate increased to 112% as of January 31, 2019, as compared to 110% as of January 31, 2018 and 104% as of January 31, 2017.
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
Impact of ASC 606 Adoption. In May 2014, the FASB issued ASC 606, and has since modified the standard. This standard replaces existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. This new revenue standard became effective for public companies for the fiscal year beginning after December 15, 2017, and interim periods within that year. Private companies have an additional year to adopt the standard. The two permitted transition methods under the new standard are the full retrospective method, under which ASC 606 is applied to each prior reporting period presented and the cumulative effect of applying the standard is recognized at the earliest period shown, or the modified retrospective method, under which the cumulative effect of applying ASC 606 is recognized at the date of initial application.
We adopted the requirements of ASC 606, effective February 1, 2019, using the full retrospective transition method. The adoption of the new standard is expected to have an impact on revenue and commissions expense for all periods presented.  The primary impacts on revenue are an increased number of allocations of arrangement consideration between subscription and professional services and the recognition of discounts evenly across the term for multiple year subscription arrangements. Both of these impacts are primarily due to the elimination of the contingent revenue rule. We also expect an impact due to a change in the recognition of legacy on-premise term deals inherited during our acquisition of Leeyo Software, Inc., which will require more revenue being recognized at the beginning of the license term as opposed to evenly over the term. In addition to impacting the way that the Company recognizes revenue, the new standard will also impact the accounting for incremental commission costs of obtaining subscription contracts. Under the new standard, the Company will defer all incremental commission costs to obtain the contract. The Company expects to amortize these costs on a straight-line basis over the period of economic benefit which has been determined to be five years.
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
Sales and marketing. Sales and marketing expense consists primarily of employee compensation costs, including commissions for our sales personnel, allocated overhead, costs of general marketing and promotional activities, and travel costs. We currently expense sales commissions in the period of sale. Effective February 1, 2019 under ASC 606, commissions will be amortized in sales and marketing expense over the period of benefit, which is expected to be five years. While our sales and marketing expense as a percentage of total revenue has decreased in recent periods, we expect to continue to make significant investments as we expand our customer acquisition and retention efforts. Therefore, we expect that sales and marketing expense will increase in absolute dollars but may vary as a percentage of total revenue for the foreseeable future.
General and administrative. General and administrative expense consists primarily of employee compensation costs, allocated overhead, and travel costs for finance, accounting, legal, human resources, and recruiting personnel. In addition, general and administrative expense includes non-personnel costs, such as accounting fees, legal fees, charitable contributions and all other supporting corporate expenses not allocated to other departments. We incurred additional costs as a result of operating as a public company in fiscal 2019, including costs related to compliance and reporting obligations of public companies, and increased costs for insurance, investor relations, and professional services. We expect many of these costs to continue for the full year of fiscal 2020. As a result, we expect our general and administrative expense to continue to increase in absolute dollars for the foreseeable future but decrease as a percentage of revenue.
Interest and Other (Expense) Income, net
Interest and other (expense) income, net primarily consists of interest income from our investment holdings, interest expense associated with our Debt Agreement, and foreign exchange fluctuations.
Income Tax Provision
Income tax provision consists primarily of income taxes related to foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred assets will not be utilized.

Results of Operations
The following tables set forth our consolidated results of operations data for the periods presented in dollars and as a percentage of our total revenue:

	Fiscal Year Ended January 31,
	2019	2018	2017
	(in thousands)
Revenue:
Subscription	$168,798	$120,373	$89,836
Professional services	66,398	47,553	23,172
Total revenue	235,196	167,926	113,008
Cost of revenue:
Subscription¹	42,993	31,077	22,840
Professional services¹	73,597	48,829	25,322
Total cost of revenue	116,590	79,906	48,162
Gross profit	118,606	88,020	64,846
Operating expenses:
Research and development¹	54,417	38,639	26,355
Sales and marketing¹	100,766	73,087	62,384
General and administrative¹	39,230	22,572	15,140
Total operating expenses	194,413	134,298	103,879
Loss from operations	(75,807)	(46,278)	(39,033)
Interest and other income (expense), net	(417)	252	219
Loss before income taxes	(76,224)	(46,026)	(38,814)
Income tax provision	(1,366)	(1,129)	(284)
Net loss	$(77,590)	$(47,155)	$(39,098)

(1)	Includes stock-based compensation expense as follows:

	Fiscal Year Ended January 31,
	2019	2018	2017
	(in thousands)
Cost of subscription revenue	$1,967	$747	$326
Cost of professional services revenue	5,900	2,121	583
Research and development	6,345	2,292	1,126
Sales and marketing	7,384	2,717	1,577
General and administrative	3,761	1,113	771
Total stock-based compensation expense	$25,357	$8,990	$4,383

	Fiscal Year Ended January 31,
	2019	2018	2017
Revenue:
Subscription	72%	72%	79%
Professional services	28	28	21
Total revenue	100	100	100
Cost of revenue:
Subscription	18	19	20
Professional services	31	29	22
Total cost of revenue	50	48	43
Gross profit	50	52	57
Operating expenses:
Research and development	23	23	23
Sales and marketing	43	44	55
General and administrative	17	13	13
Total operating expenses	83	80	92
Loss from operations	(32)	(28)	(35)
Interest and other income (expense), net	—	—	—
Loss before income taxes	(32)	(27)	(34)
Income tax provision	(1)	(1)	—
Net loss	(33)%	(28)%	(35)%
Note: Percentages in the table above may not sum due to rounding.
Fiscal Years Ended January 31, 2019 and 2018
Revenue

	Fiscal Year Ended January 31,
	2019	2018	$ Change	% Change
Revenue:	(dollars in thousands)
Subscription	$168,798	$120,373	$48,425	40%
Professional services	66,398	47,553	18,845	40%
Total revenue	$235,196	$167,926	$67,270	40%
Percentage of total revenue:
Subscription	72%	72%
Professional services	28	28
Total	100%	100%
Subscription revenue increased by $48.4 million, or 40%, for fiscal 2019 compared to fiscal 2018. The increase in subscription revenue was primarily attributable to new customers acquired during the period and an increase in usage and sales of additional products to our existing customers. Additionally, as a result of our acquisition of Leeyo in May 2017, we recognized more subscription revenue in fiscal 2019 compared to fiscal 2018 due to the impact of purchase accounting from the acquisition and recognizing a full year of revenue from Zuora RevPro.
Professional services revenue increased by $18.8 million, or 40%, for fiscal 2019 compared to fiscal 2018, primarily due to increased revenue from customer deployments of our products.
Cost of Revenue and Gross Margin

	Fiscal Year Ended January 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$42,993	$31,077	$11,916	38%
Professional services	73,597	48,829	24,768	51%
Total cost of revenue	$116,590	$79,906	$36,684	46%
Gross margin:
Subscription	75%	74%
Professional services	(11)%	(3)%
Total gross margin	50%	52%
Cost of subscription revenue increased by $11.9 million, or 38%, for fiscal 2019 compared to fiscal 2018, primarily due to an increase of $4.4 million in data center costs, $3.4 million in employee compensation costs related to increased headcount, $1.6 million of professional services, $1.1 million in software license costs, $1.0 million in allocated overhead including facilities expansions, and $0.3 million related to the amortization of purchased technology and amortization of internal-use software. The increase in these costs is driven by the growth in the number of customers as well as the increase in usage from existing customers.
Cost of professional services revenue increased by $24.8 million, or 51%, for fiscal 2019 compared to fiscal 2018, primarily due to an increase of $16.6 million in employee compensation costs related to increased headcount, $4.4 million in allocated overhead including facilities expansions, $1.7 million in professional services, $1.7 million in travel costs, and $0.3 million in software license costs.
Our gross margin for subscription services improved to 75% for fiscal 2019 from 74% for fiscal 2018 as a result of the impact of purchase accounting from the acquisition of Leeyo that resulted in higher subscription revenue recognition relative to costs for fiscal 2019 as compared to fiscal 2018.
Our gross margin for professional services decreased to (11)% for fiscal 2019 compared to (3)% for fiscal 2018, primarily from the increase in deployment capacity. Some of this incremental investment in headcount was not fully utilized during fiscal 2019 due to ramp-up time for new hires, and is expected to be realized in future periods.
Operating Expenses
Research and Development

	Fiscal Year Ended January 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Research and development	$54,417	$38,639	$15,778	41%
Percentage of total revenue	23%	23%
Research and development expense increased by $15.8 million, or 41%, for fiscal 2019 compared to fiscal 2018, primarily due to an increase of $12.0 million in employee compensation costs due to increased headcount, $2.3 million in allocated overhead including facilities expansions, $0.8 million in professional services, $0.7 million in travel costs, $0.6 million in data center costs, and $0.4 million in software license costs, partially offset by a decrease of $1.1 million in costs related to higher capitalized internal-use software costs. The increase in headcount was driven by our continued investment in technology, innovation, and new products.
Sales and Marketing

	Fiscal Year Ended January 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$100,766	$73,087	$27,679	38%
Percentage of total revenue	43%	44%
Sales and marketing expense increased by $27.7 million, or 38%, for fiscal 2019 compared to fiscal 2018, primarily due to an increase of $17.0 million in employee compensation costs related to increased headcount, $4.0 million in allocated overhead including facilities expansions, $3.4 million in marketing and event costs and $2.6 million in travel costs. The increase in headcount was driven by our continued investment to acquire new customers and to grow our revenue from existing customers.
General and Administrative

	Fiscal Year Ended January 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
General and administrative	$39,230	$22,572	$16,658	74%
Percentage of total revenue	17%	13%
General and administrative expense increased by $16.7 million, or 74%, for fiscal 2019 compared to fiscal 2018, primarily due to an increase of $7.3 million in employee compensation costs related to increased headcount, $3.8 million in professional services primarily related to accounting, tax and legal costs, $2.0 million in allocated overhead including facilities expansions, $1.0 million in donations of our Class A common stock to a charitable foundation, $1.0 million in software license costs, $1.0 million in other administrative costs and $0.4 million in travel costs. The increase in these costs was primarily driven by investment required to support our growth as well as operations as a public company.
Interest and Other Income (Expense), net

	Fiscal Year Ended January 31,
	2019	2018	$ Change	% Change
	(in thousands)
Interest and other income (expense), net	$(417)	$252	$(669)	(265)%
Interest and other income (expense), net decreased by $0.7 million for fiscal 2019 compared to fiscal 2018, due to an increase of $2.6 million in net losses related to revaluing cash, accounts receivable and payables recorded in a foreign currency, partially offset by an increase of $1.3 million in net interest income as a result of invested cash balances and an increase of $0.6 million from accretion on short-term investments.
Income Tax Provision

	Fiscal Year Ended January 31,
	2019	2018	$ Change	% Change
	(in thousands)
Income tax provision	$(1,366)	$(1,129)	$(237)	21%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For fiscal 2019 and fiscal 2018 we recorded a tax provision of $1.4 million and $1.1 million on losses before income taxes of $76.2 million and $46.0 million, respectively. The effective tax rate for fiscal 2019 and fiscal 2018 was (1.8)% and (2.5)%, respectively. The effective tax rates differ from the statutory rate primarily as a result of providing no benefit on pretax losses incurred in the United States. For fiscal 2019 and fiscal 2018, we maintained a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.
Fiscal Years Ended January 31, 2018 and 2017
Revenue

	Fiscal Year Ended January 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscription	$120,373	$89,836	$30,537	34%
Professional services	47,553	23,172	24,381	105%
Total revenue	$167,926	$113,008	$54,918	49%
Percentage of total revenue:
Subscription	72%	79%
Professional services	28	21
Total	100%	100%
Subscription revenue increased by $30.5 million, or 34%, for fiscal 2018 compared to fiscal 2017. Approximately 29% of the increase in subscription revenue in fiscal 2018 was attributable to new customers acquired during the period, and the remainder was attributable to an increase in usage and sales of additional products to our existing customers. Subscription revenue for fiscal 2017 did not include revenue attributable to our Zuora RevPro product.
Professional services revenue increased by $24.4 million, or 105%, for fiscal 2018 compared to fiscal 2017, primarily due to fiscal 2017 not including professional services revenue attributable to our Zuora RevPro product and higher revenue from customer deployments compared to fiscal 2017.
Cost of Revenue and Gross Margin

	Fiscal Year Ended January 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$31,077	$22,840	$8,237	36%
Professional services	48,829	25,322	23,507	93%
Total cost of revenue	$79,906	$48,162	$31,744	66%
Gross margin:
Subscription	74%	75%
Professional services	(3)%	(9)%
Total gross margin	52%	57%
Cost of subscription revenue increased by $8.2 million, or 36%, for fiscal 2018 compared to fiscal 2017, primarily due to an increase of $2.5 million in employee compensation costs related to higher headcount, an increase of $2.4 million in third-party data center costs, an increase of $2.0 million related to the amortization of purchased technology and amortization of internal-use software, an increase of $0.6 million in software license costs, and an increase of $0.4 million in allocated overhead. Cost of subscription revenue for fiscal 2017 did not include costs attributable to our Zuora RevPro product.
Our gross margin for subscription revenue decreased from 75% for fiscal 2017 to 74% for fiscal 2018 due to investments in international markets and the impact of our Zuora RevPro product, partially offset by higher efficiencies from greater scale.
Cost of professional services revenue increased by $23.5 million for fiscal 2018 compared to fiscal 2017, due to a greater number of customer deployments. Cost of professional services for fiscal 2017 did not include costs attributable to our Zuora RevPro product.
Our gross margin for professional services revenue increased from (9%) for fiscal 2017 to (3%) for fiscal 2018, primarily attributable to our Zuora RevPro product.
Operating Expenses
Research and Development

	Fiscal Year Ended January 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Research and development	$38,639	$26,355	$12,284	47%
Percentage of total revenue	23%	23%
Research and development expense increased by $12.3 million, or 47%, for fiscal 2018 compared to fiscal 2017, primarily due to an increase of $7.4 million in employee compensation costs due to higher headcount, an increase of $2.4 million in allocated overhead, an increase of $1.1 million in costs due to lower capitalized internal-use software costs in 2018, an increase of $0.6 million in data center costs, and an increase of $0.4 million in travel costs. Research and development expense for fiscal 2017 did not include costs attributable to our Zuora RevPro product.
Sales and Marketing

	Fiscal Year Ended January 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$73,087	$62,384	$10,703	17%
Percentage of total revenue	44%	55%
Sales and marketing expense increased by $10.7 million, or 17%, for fiscal 2018 compared to fiscal 2017, primarily due to an increase of $9.2 million in employee compensation costs related to higher headcount, an increase of $0.7 million in allocated overhead costs, an increase of $0.4 million in travel costs, and an increase of $0.4 million in marketing and event costs. Sales and marketing expense for fiscal 2017 did not include costs attributable to our Zuora RevPro product.
General and Administrative

	Fiscal Year Ended January 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
General and administrative	$22,572	$15,140	$7,432	49%
Percentage of total revenue	13%	13%
General and administrative expense increased by $7.4 million, or 49%, for fiscal 2018 compared to fiscal 2017, primarily due to an increase of $4.0 million in employee compensation costs related to higher headcount, an increase of $2.6 million in professional services, comprised primarily of legal, accounting, and consulting fees, an increase of $0.5 million in allocated overhead costs, and an increase of $0.3 million in software licenses.  General and administrative expense for fiscal 2017 did not include costs attributable to our Zuora RevPro product.
Interest and Other Income (Expense), Net

	Fiscal Year Ended January 31,
	2018	2017	$ Change	% Change
	(in thousands)
Interest and other income (expense), net	$252	$219	$33	15%
Interest and other income (expense), net increased by $33,000 for fiscal 2018 compared to fiscal 2017. The increase was primarily due to an increase of $0.5 million in currency translation gains resulting from foreign operations, partially offset by an increase of $0.5 million in interest expense related to the term loan facility under our Debt Agreement, which we drew down on in June 2017.
Income Tax Provision

	Fiscal Year Ended January 31,
	2018	2017	$ Change	% Change
	(in thousands)
Income tax provision	$(1,129)	$(284)	$(845)	(297)%
Our provision for income tax increased $0.8 million in fiscal 2018 compared to fiscal 2017 primarily due to taxes on foreign income.
Our effective tax rate decreased from (0.7)% in fiscal 2017 to (2.5)% in fiscal 2018. This change was primarily due to taxes incurred by foreign subsidiaries. The material changes in fiscal 2018 compared to fiscal 2017 within the tax rate reconciliation in the notes to our consolidated financial statements primarily relate to the impact of the Tax Cuts and Jobs Act of 2017 (Tax Reform Act). As a result of the Tax Reform Act, we remeasured our deferred tax assets which resulted in an increase to the provision and this was included within the change in tax rate line item in the tax rate reconciliation in the notes to our consolidated financial statements. The Tax Reform Act also impacts the state income tax, net of federal benefit resulting in an increased benefit as compared to the prior year. Additionally, this was offset by a corresponding decrease in our valuation allowance. On a total basis, these items resulted in a net impact of zero on the provision.
Quarterly Results of Operations
The following table sets forth our unaudited quarterly consolidated statement of operations data for each of the eight quarters in the period ended January 31, 2019. The unaudited consolidated statement of operations data set forth below has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for the fair presentation of such data. Our historical results are not necessarily indicative of the results that may be expected in the future and the results for any quarter are not necessarily indicative of results to be expected for a full year or any other period. The following quarterly financial data should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this filing:

	Three Months Ended
	Jan 31, 2019	Oct 31, 2018	Jul 31, 2018	Apr 30, 2018	Jan 31, 2018	Oct 31, 2017	Jul 31, 2017	Apr 30, 2017
	(dollars in thousands)
Revenue:
Subscription	$46,729	$44,485	$41,470	$36,114	$34,514	$31,007	$28,797	$26,055
Professional services	17,332	17,152	16,284	15,630	15,302	15,352	10,615	6,284
Total revenue	64,061	61,637	57,754	51,744	49,816	46,359	39,412	32,339
Cost of revenue:
Subscription¹	11,720	10,987	10,421	9,865	8,776	8,195	8,071	6,035
Professional services¹	20,028	19,190	18,226	16,153	15,591	13,912	12,552	6,774
Total cost of revenue	31,748	30,177	28,647	26,018	24,367	22,107	20,623	12,809
Gross profit	32,313	31,460	29,107	25,726	25,449	24,252	18,789	19,530
Operating expenses:
Research and development¹	14,750	14,282	13,323	12,062	11,017	9,977	9,768	7,877
Sales and marketing¹	26,604	25,896	25,429	22,837	21,031	18,625	18,479	14,952
General and administrative¹	11,677	9,579	8,563	9,411	6,782	5,560	5,551	4,679
Total operating expenses	53,031	49,757	47,315	44,310	38,830	34,162	33,798	27,508
Loss from operations	(20,718)	(18,297)	(18,208)	(18,584)	(13,381)	(9,910)	(15,009)	(7,978)
Interest and other income (expense), net	801	633	(1,178)	(673)	282	(421)	407	(16)
Loss before income taxes	(19,917)	(17,664)	(19,386)	(19,257)	(13,099)	(10,331)	(14,602)	(7,994)
Income tax provision	(750)	(225)	(201)	(190)	(724)	(34)	(239)	(132)
Net loss	$(20,667)	$(17,889)	$(19,587)	$(19,447)	$(13,823)	$(10,365)	$(14,841)	$(8,126)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended
	Jan 31, 2019	Oct 31, 2018	Jul 31, 2018	Apr 30, 2018	Jan 31, 2018	Oct 31, 2017	Jul 31, 2017	Apr 30, 2017
	(in thousands)
Cost of subscription revenue	$656	$555	$433	$323	$257	$239	$163	$88
Cost of professional services revenue	1,785	1,685	1,399	1,031	892	733	356	140
Research and development	1,979	1,902	1,416	1,048	755	729	479	329
Sales and marketing	2,067	2,205	1,522	1,590	742	1,012	557	406
General and administrative	1,150	1,112	890	609	349	329	244	191
Total stock-based compensation expense	$7,637	$7,459	$5,660	$4,601	$2,995	$3,042	$1,799	$1,154

The following table sets forth our unaudited quarterly consolidated results of operations data for each of the periods indicated as a percentage of total revenue.

	Three Months Ended
	Jan 31, 2019	Oct 31, 2018	Jul 31, 2018	Apr 30, 2018	Jan 31, 2018	Oct 31, 2017	Jul 31, 2017	Apr 30, 2017
Revenue:
Subscription	73%	72%	72%	70%	69%	67%	73%	81%
Professional services	27	28	28	30	31	33	27	19
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue:
Subscription	18	18	18	19	18	18	20	19
Professional services	31	31	32	31	31	30	32	21
Total cost of revenue	50	49	50	50	49	48	52	40
Gross profit	50	51	50	50	51	52	48	60
Operating expenses:
Research and development	23	23	23	23	22	22	25	24
Sales and marketing	42	42	44	44	42	40	47	46
General and administrative	18	16	15	18	14	12	14	14
Total operating expenses	83	81	82	86	78	74	86	85
Loss from operations	(32)	(30)	(32)	(36)	(27)	(21)	(38)	(25)
Interest and other income (expense), net	1	1	(2)	(1)	1	(1)	1	—
Loss before income taxes	(31)	(29)	(34)	(37)	(26)	(22)	(37)	(25)
Income tax provision	(1)	—	—	—	(1)	—	(1)	—
Net loss	(32)%	(29)%	(34)%	(38)%	(28)%	(22)%	(38)%	(25)%
 Note: Percentages in the table above may not sum due to rounding.
Quarterly Revenue Trends
Our quarterly subscription revenue increased sequentially in each of the periods presented primarily due to increases in the number of customers as well as sales of blocks of transaction volume and sales of additional products. We have historically entered into more subscription agreements in the fourth quarter of our fiscal year, though this seasonality is sometimes not apparent in our subscription revenue because we recognize subscription revenue over the term of the contract. The growth in quarterly professional services revenue in absolute dollars was primarily attributable to our Zuora RevPro product and our customers requiring additional services in connection with their adoption of ASC 606, as well as larger implementations of new Zuora billing customers.
Quarterly Cost of Revenue and Gross Margin Trends
Our quarterly gross margin from subscription revenue has generally been consistent over the fiscal quarters presented. This reflects our increased investment in data center operations and our support organization.
Our quarterly gross margin from professional services has generally decreased sequentially, primarily due to continuing investment in headcount and related expenses, including stock-based compensation, in order to support a greater number of customer deployments. Some of this incremental investment in headcount was not fully utilized during the three months ended January 31, 2019, due to ramp-up time for new hires, and is expected to be realized in future periods.
Quarterly Operating Expenses Trends
Total operating expenses have generally increased sequentially for the fiscal quarters presented, primarily due to the addition of personnel in connection with the expansion of our business.
Our sales and marketing expense increased primarily due to continued investment in expanding our customer acquisition and retention efforts. The increase in sales and marketing expense beginning in the second quarter of fiscal 2018 was the result of our acquisition of Leeyo, which occurred in the quarter ended July 31, 2017. Our sales and marketing expense can also fluctuate between quarters due to the timing of our annual sales kick-off and our annual user conferences, which are typically held in the first and second quarter of the fiscal year, respectively.
Our research and development expense increased primarily due to continued investment in developing our solutions. The increase in research and development expense beginning in the second quarter of fiscal 2018 was the result of our acquisition of Leeyo, which occurred in the quarter ended July 31, 2017.
Our general and administrative expense increased primarily due to higher headcount to support our growth and the additional costs associated with operating as a public company. General and administrative expense included legal fees in the second quarter of fiscal 2018 attributable to our acquisition of Leeyo and expenses in fiscal 2019 related to operating as a public company. In the fourth quarter of fiscal 2019, we donated $1.0 million of our common stock to a charitable foundation, which increased general and administrative expense by that amount.
Liquidity and Capital Resources
As of January 31, 2019, we had cash and cash equivalents, and short-term investments of $175.8 million. Since inception, we have financed our operations primarily through the net proceeds we received through private sales of equity securities, payments received from customers for subscription and professional services, and borrowings from our Debt Agreement. Additionally, in April 2018, we completed our IPO, in which we issued and sold an aggregate of 12.7 million shares of Class A common stock at a price of $14.00 per share. We received aggregate net proceeds of $159.7 million from the IPO, after underwriting discounts and commissions and payments of offering costs as of January 31, 2019.
We believe our existing cash and cash equivalents, and short-term investment balances, funds available under our Debt Agreement, and cash provided by subscriptions to our platform and related professional services will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors, including the rate of our revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings, and the continuing market adoption of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may elect to or may be required to seek additional equity or debt financing. Sales of additional equity could result in dilution to our stockholders. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies, it could reduce our ability to compete successfully and harm our results of operations.
Debt Agreement
See Note 9. Debt of the notes to our consolidated financial statements included in this Form 10-K for more information about our Debt Agreement.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Fiscal Year Ended January 31,
	2019	2018	2017
	(in thousands)
Net cash used in operating activities	$(23,581)	$(24,776)	$(24,975)
Net cash used in investing activities	(121,123)	(16,118)	(3,685)
Net cash provided by (used in) financing activities	161,362	15,415	(428)
Effect of exchange rates on cash and cash equivalents and restricted cash	3	960	(470)
Net increase (decrease) in cash and cash equivalents and restricted cash	$16,661	$(24,519)	$(29,558)
Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription and professional services. Our primary uses of cash in operating activities are for employee-related expenditures, marketing expenses, third-party consulting expenses, and third-party hosting costs.
For fiscal 2019, net cash used in operating activities was $23.6 million, which consisted of a net loss of $77.6 million adjusted for non-cash charges of $38.7 million and net cash inflows of $15.3 million provided by changes in our operating assets and liabilities. Non-cash charges, which primarily consisted of stock-based compensation, depreciation and amortization of property and equipment and intangible assets and provision for doubtful accounts, increased compared to the same period last year primarily as a result of growth in our business operations. Specifically, stock-based compensation increased $16.4 million in fiscal 2019 compared to fiscal 2018 as a result of new equity grants and enrollments in our ESPP, which was adopted in April 2018. The changes in operating assets and liabilities were primarily due to a $24.6 million increase in deferred revenue, offset by a $12.4 million increase in accounts receivable, net, resulting primarily from increased subscription arrangements as many of our customers are invoiced in advance for annual subscriptions. Additionally, the changes in operating assets and liabilities were due to a net increase of $9.1 million in accounts payable, accrued expenses and other liabilities, offset by an increase in prepaid expenses and other assets of $5.9 million reflecting the growth in our business and the timing of billings and payments.
For fiscal 2018, net cash used in operating activities was $24.8 million, which consisted of a net loss of $47.2 million, adjusted for non-cash charges of $18.8 million and net cash inflows of $3.5 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation and depreciation and amortization of property and equipment and intangible assets. The changes in operating assets and liabilities were primarily due to a $21.3 million increase in deferred revenue, offset by a $21.0 million increase in accounts receivable, net, resulting primarily from increased subscription arrangements as a majority of our customers are invoiced in advance for annual subscriptions. Additionally, the change in operating assets and liabilities was due to a decrease of $3.8 million in accounts payable and an increase of $3.2 million in prepaid expenses and other current assets, offset by an increase of $10.3 million in accrued expenses and other liabilities.
For fiscal 2017, net cash used in operating activities was $25.0 million, which consisted of a net loss of $39.1 million, adjusted for non-cash charges of $12.0 million and net cash inflows of $2.1 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization of property and equipment and intangible assets and provision for doubtful accounts. The changes in operating assets and liabilities were primarily due to a $7.9 million increase in deferred revenue, offset by a $7.6 million increase in accounts receivable, net, resulting primarily from increased subscription arrangements as a majority of our customers are invoiced in advance for annual subscriptions. Additionally, the change in operating assets and liabilities was due to an increase of $3.3 million in accrued employee liabilities partially offset by an increase of $1.1 million in prepaid expenses and other current assets.
Investing Activities
Net cash used in investing activities for fiscal 2019 was $121.1 million, primarily due to $107.5 million in purchases of short-term investments and $13.4 million in purchases of property and equipment and capitalized internal-use software.
Net cash used in investing activities for fiscal 2018 was $16.1 million, primarily due to $11.4 million in cash paid to investors in connection with our acquisition of Leeyo and $4.7 million in purchases of property and equipment and capitalized internal-use software.
Net cash used in investing activities for fiscal 2017 was $3.7 million, primarily due to $3.8 million in purchases of capital equipment and the capitalization of internal-use software.
Financing Activities

Cash provided by financing activities for fiscal 2019 was $161.4 million, primarily due to $164.7 million in net IPO proceeds, $5.3 million in proceeds from issuance of common stock under the ESPP, $11.5 million in stock option exercise proceeds and $1.3 million in net proceeds from related party loans, partially offset by $12.6 million in payments to investors related to our acquisition of Leeyo, $4.4 million in deferred offering costs payments, $3.6 million in payments made on leased equipment and $0.8 million of debt payments.
Cash provided by financing activities for fiscal 2018 was $15.4 million, primarily the result of $15.0 million drawn down under our Debt Agreement, and $4.5 million in proceeds from the exercise of stock options, net of repurchases, offset by payments of $2.1 million related to capital leases, $1.3 million in payments under related party notes receivable, and payments of $0.6 million related to deferred offering costs.
Cash used in financing activities for fiscal 2017 of $0.4 million was primarily the result of payments of $2.0 million related to capital leases partially offset by $1.5 million in proceeds from the exercise of stock options and warrants, net of repurchases.
Off-Balance Sheet Arrangements
As of January 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Obligations and Other Commitments
Our principal commitments consist of obligations under our operating leases for office space and our Debt Agreement. The following table summarizes our contractual obligations as of January 31, 2019 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations[1]	$30,425	$7,894	$12,183	$9,734	$614
Debt principal and interest[2]	14,719	3,584	9,416	1,719	—
Other contractual obligations[3]	3,982	3,982	—	—	—
	$49,126	$15,460	$21,599	$11,453	$614
_________________________________

(1)
We lease our facilities under long-term operating leases which expire on varying dates through April 2024. The lease agreements often contain provisions which require us to pay taxes, insurance, and maintenance costs.

(2)
Debt principal and interest includes amounts owed under our Debt Agreement with Silicon Valley Bank including principal, interest and a $0.2 million facility fee on the term loan. Interest payments were calculated using the applicable rate as of January 31, 2019. See Note 9. Debt of the notes to our consolidated financial statements included in this Form 10-K for more information about our Debt Agreement.

(3)	As of January 31, 2019, our only other material contractual obligation was to purchase $4.0 million in web hosting services from one of our vendors by September 30, 2019.
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us, or from data breaches or intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our consolidated balance sheets, consolidated statements of operations and comprehensive loss, or consolidated statements of cash flows.
As of January 31, 2019, we had accrued liabilities related to uncertain tax positions, which are reflected in our consolidated balance sheets. These accrued liabilities are not reflected in the table above since it is unclear when these liabilities will be repaid.
In March 2019, we entered into a new operating lease agreement for approximately 100,000 square feet of office space located in Redwood Shores, California that will replace our existing headquarters in San Mateo, California. See Note 17.

Subsequent Events of the notes to our consolidated financial statements included in this Form 10-K for more information about the lease of our new headquarters.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires our management to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the applicable periods. We base our estimates, assumptions, and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our consolidated financial statements, which, in turn, could change the results from those reported. We evaluate our estimates, assumptions, and judgments on an ongoing basis.
The critical accounting estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are described below.
Revenue Recognition
We generate revenue primarily from two sources: (1) subscription services which is comprised of revenue from subscription fees from customers accessing our cloud-based software and (2) professional services and other revenue which consists primarily of fees from consultation services to support business process mapping, configuration, data migration, integration, and training. Subscription services revenue is recognized on a ratable basis over the related subscription period beginning on the date the customer is first given access to the system (i.e. provision date). We recognize professional services revenue once the revenue recognition criteria have been met based on a proportional performance method for fixed price engagements or as the service is being provided for time and material-based contracts. In most cases, the customers do not have the contractual right to take possession of our software. However, certain contracts assumed with our acquisition of Leeyo do give the customer the right to install our software on the customer’s premises. Certain other Leeyo contracts give the customer the right to receive the source code of our software upon the occurrence of certain events such as our bankruptcy, insolvency, or failure to provide technical support for software. See “Summary of Business and Significant Accounting Policies—Leeyo On-Premise Arrangements” in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements of the notes to our consolidated financial statements for more information.
We commence revenue recognition when all of the following conditions are met:

•	there is persuasive evidence of an arrangement;

•	the service is being provided to the customer;

•	the collection of the fees is reasonably assured; and

•	the amount of fees to be paid by the customer is fixed or determinable.
Revenue from new customers is often generated under subscription agreements with multiple elements, comprised of subscription services fees from customers accessing our software and professional services associated with consultation services. We evaluate each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered item has stand-alone value and delivery of the undelivered element is probable and within our control. Subscription services have stand-alone value because they are routinely sold separately by us. Professional services have stand-alone value because we have sold professional services separately and there are several third-party vendors that routinely contract directly with the customer and provide these services to the customer on a stand-alone basis.
For cloud-based software subscription services revenue and professional services revenue, we allocate revenue to each element in an arrangement based on a selling price hierarchy. The selling price for an element is based on its vendor-specific objective evidence (VSOE) if available; third-party evidence (TPE) if VSOE is not available; or estimated selling price (ESP) if neither VSOE nor TPE is available. We determine whether VSOE can be established for elements of our arrangements by reviewing the prices at which such elements are sold in stand-alone arrangements. Through January 31, 2019, we have not established VSOE or TPE for any of the elements of our arrangements. Therefore, we utilize the ESP for all our elements. We establish ESP for both our cloud-based subscription services and professional services elements primarily by considering the actual sales prices of the element when sold on a stand-alone basis or when sold together with other elements. The consideration allocated to subscription services is typically recognized as revenue over the noncancelable contract period on a straight-line basis. The consideration allocated to professional services is typically recognized as revenue once the revenue recognition criteria have been met based on a proportional performance method for fixed price engagements or as the service is being provided for time and material-based contracts.
Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Arrangements with customers do not provide the customer with the right to take possession of the software supporting the on-demand application service. Sales and other taxes collected from customers to be remitted to government authorities are reported on a net basis and, therefore, excluded from revenue. We classify reimbursements received from clients for out-of-pocket expenses as professional services revenue as incurred.
Subscription agreements generally have terms ranging from one to three years and are generally invoiced annually or quarterly in advance over the term. The professional services component of the arrangements is generally earned during the first year of the subscription period depending on the size and complexity of the business utilizing the platform service.
The subscription agreements occasionally provide service-level uptime commitments per period, excluding scheduled maintenance. The failure to meet this level of service availability may require us to credit qualifying customers up to the value of an entire month of their platform fees. Based on our historical experience of meeting our service-level commitments, we do not currently have any reserves for these commitments.
Capitalized Internal-Use Software Costs
We capitalize costs related to developing new functionality for our suite of products that are hosted by us and accessed by our customers on a subscription basis. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalized costs are recorded as part of property and equipment, net in our consolidated balance sheets. Maintenance and training costs are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, generally three years. We evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internal-use software during fiscal 2019, fiscal 2018 and fiscal 2017.
Stock-Based Compensation
We have granted stock-based awards, consisting of stock options, restricted stock, and RSUs, to our employees, certain consultants, and certain members of our board of directors. All stock-based compensation, including purchase rights issued under the ESPP, is measured based on the fair value of the awards on the date of grant. This fair value is recognized as an expense following the straight-line attribution method over the requisite service period of the entire award for stock options, RSUs and restricted stock; and over the offering period for the purchase rights issued under the ESPP.
Prior to the IPO, we estimated the fair value of our common stock at the time of grant. After the IPO, we used the closing market price of our Class A common stock on the date of grant.
We use the Black-Scholes option pricing model to measure the fair value of its stock options and the purchase rights under the ESPP. This requires the input of highly subjective assumptions, including the fair value of our underlying common stock, the expected term of stock options, the expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock. The assumptions used in our option-pricing model represent our best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. The resulting fair value, net of estimated forfeitures, is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award.
These assumptions used in the Black-Scholes option-pricing model, other than the fair value of our common stock, are estimated as follows:

•
Expected volatility. We estimate the expected volatility based on the volatility of similar publicly-held entities (referred to as “guideline companies”) over a period equivalent to the expected term of the awards. In evaluating the similarity of guideline companies to us, we considered factors such as industry, stage of life cycle, size, and financial leverage. We intend to continue to consistently apply this process using the same or similar guideline companies to estimate the expected volatility until sufficient historical information regarding the volatility of the share price of our Class A common stock becomes available.

•
Expected term. We determine the expected term of awards which contain only service conditions using the simplified approach, in which the expected term of an award is presumed to be the mid-point between the vesting date and the expiration date of the award, as we do not have sufficient historical data relating to stock-option exercises. For awards granted which contain performance conditions, we estimate the expected term based on the estimated dates that the performance conditions will be satisfied.

•
Risk-free interest rate. The risk-free interest rate is based on the United States Treasury yield curve in effect during the period the options were granted corresponding to the expected term of the awards.

•	Estimated dividend yield. The estimated dividend yield is zero, as we have not declared dividends in the past and do not currently intend to declare dividends in the foreseeable future.
In addition to the assumptions used in the Black-Scholes option-pricing model, we must also estimate a forfeiture rate to calculate the stock-based compensation expense for our awards. Our forfeiture rate is based on an analysis of our actual forfeitures. We will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover, and other factors. Changes in the estimated forfeiture rate can have a significant impact on our stock-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in our financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in our financial statements.
We will continue to use judgment in evaluating the expected volatility, expected term and estimated forfeiture rate utilized in our stock-based compensation expense calculations on a prospective basis.
As we continue to accumulate additional data related to our common stock, we may refine our estimates of expected volatility, expected term, and estimated forfeiture rates, which could materially impact our future stock-based compensation expense.
We estimate the fair value of our restricted stock and RSU grants based on the grant date fair value of our common stock. The resulting fair value, net of estimated forfeitures, is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award, which is generally four years. Estimated forfeitures are based upon our historical experience and we revise our estimates, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.
Recent Accounting Pronouncements
See “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements of our accompanying consolidated financial statements for more information.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates.
Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Our sales are typically denominated in the local currency of the country in which the sale was made. The majority of our sales are made in the United States and those sales are denominated in U.S. dollars. Therefore, the portion of our revenue that is subject to significant foreign currency risk is lessened. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Europe, China, India, Japan, and Australia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. For fiscal 2019, 2018 and 2017, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our accompanying consolidated financial statements.
Interest Rate Risk
We had cash and cash equivalents and short-term investments of $175.8 million as of January 31, 2019. Our cash and cash equivalents and short-term investments are held for working capital purposes. We do not make investments for trading or speculative purposes. Additionally, under our Debt Agreement, we pay interest on any outstanding balances based on a variable market rate. A significant change in these market rates may adversely affect our operating results.
Our cash equivalents and short-term investments are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of our expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our short-term investments as “available-for-sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.
As of January 31, 2019, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents and short-term investments or interest owed on our outstanding debt. Fluctuations in the value of our cash equivalents and short-term investments caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities prior to maturity. In addition, a hypothetical 10% relative change in interest rates would not have had a material impact on our operating results for fiscal 2019.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Zuora, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Zuora, Inc. and subsidiaries (the Company) as of January 31, 2019 and 2018, the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three‑year period ended January 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended January 31, 2019, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company’s auditor since 2011.
San Francisco, California
April 18, 2019

ZUORA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of January 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$67,940	$48,208
Short-term investments	107,908	—
Accounts receivable, net of allowance for doubtful accounts of $2,522 and $3,292 as of January 31, 2019 and January 31, 2018, respectively	58,258	49,764
Restricted cash, current portion	400	—
Prepaid expenses and other current assets	10,414	9,302
Total current assets	244,920	107,274
Property and equipment, net	19,625	10,204
Restricted cash, net of current portion	1,684	5,155
Purchased intangibles, net	9,042	11,292
Goodwill	20,861	20,614
Other assets	3,292	827
Total assets	$299,424	$155,366
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,512	$2,572
Accrued expenses and other current liabilities	14,210	24,496
Accrued employee liabilities	22,603	17,701
Debt, current portion	2,963	2,917
Deferred revenue, current portion	90,565	66,058
Lease obligation, current portion	—	1,066
Total current liabilities	131,853	114,810
Debt, net of current portion	10,494	12,052
Deferred revenue, net of current portion	406	346
Lease obligation, net of current portion	—	324
Other long-term liabilities	3,678	1,168
Total liabilities	146,431	128,700
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock - $0.0001 par value; 10,000 shares authorized, no shares issued and outstanding as of January 31, 2019; no shares authorized, issued and outstanding as of January 31, 2018	—	—
Convertible preferred stock - $0.0001 par value; no shares authorized, issued and outstanding as of January 31, 2019; 61,984 shares authorized, issued and outstanding as of January 31, 2018	—	6
Class A common stock - $0.0001 par value; 500,000 shares authorized, 77,119 shares issued and outstanding as of January 31, 2019; no shares authorized, issued and outstanding as of January 31, 2018	8	—
Class B common stock - $0.0001 par value; 500,000 shares authorized, 32,575 shares issued and outstanding as of January 31, 2019; 111,850 shares authorized, 30,524 shares issued and outstanding as of January 31, 2018	3	3
Additional paid-in capital	488,776	286,152
Related party receivable	—	(1,281)
Accumulated other comprehensive income	481	471
Accumulated deficit	(336,275)	(258,685)
Total stockholders’ equity	152,993	26,666
Total liabilities and stockholders’ equity	$299,424	$155,366
See notes to consolidated financial statements.

ZUORA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share data)

	Fiscal Year Ended January 31,
	2019	2018	2017
Revenue:
Subscription	$168,798	$120,373	$89,836
Professional services	66,398	47,553	23,172
Total revenue	235,196	167,926	113,008
Cost of revenue:
Subscription	42,993	31,077	22,840
Professional services	73,597	48,829	25,322
Total cost of revenue	116,590	79,906	48,162
Gross profit	118,606	88,020	64,846
Operating expenses:
Research and development	54,417	38,639	26,355
Sales and marketing	100,766	73,087	62,384
General and administrative	39,230	22,572	15,140
Total operating expenses	194,413	134,298	103,879
Loss from operations	(75,807)	(46,278)	(39,033)
Interest and other income (expense), net	(417)	252	219
Loss before income taxes	(76,224)	(46,026)	(38,814)
Income tax provision	(1,366)	(1,129)	(284)
Net loss	(77,590)	(47,155)	(39,098)
Comprehensive loss:
Foreign currency translation adjustment	3	960	(470)
Unrealized gain on available-for-sale securities	7	—	—
Comprehensive loss	$(77,580)	$(46,195)	$(39,568)
Net loss per share attributable to common stockholders, basic and diluted	$(0.85)	$(1.78)	$(1.64)
Weighted-average shares outstanding used in calculating net loss per share attributable to common stockholders, basic and diluted	91,267	26,563	23,891
See notes to consolidated financial statements.

ZUORA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

									Accumulated
	Convertible		Class A		Class B		Additional	Related	Other		Total
	Preferred Stock		Common Stock		Common Stock		Paid-in	Party	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	(Loss) Income	Deficit	Equity
Balance, January 31, 2016	61,984	$6	—	$—	23,789	$3	$260,322	$—	$(19)	$(172,432)	$87,880
Issuance of common stock upon exercise of stock options and warrants	—	—	—	—	846	—	1,554	—	—	—	1,554
Vesting of early exercised stock options	—	—	—	—	—	—	731	—	—	—	731
Stock-based compensation	—	—	—	—	—	—	4,383	—	—	—	4,383
Other comprehensive loss	—	—	—	—	—	—	—	—	(470)	—	(470)
Net loss	—	—	—	—	—	—	—	—	—	(39,098)	(39,098)
Balance, January 31, 2017	61,984	$6	—	$—	24,635	$3	$266,990	$—	$(489)	$(211,530)	$54,980
Issuance of common stock in connection with acquisition	—	—	—	—	3,986	—	5,955	—	—	—	5,955
Issuance of common stock upon exercise of stock options	—	—	—	—	1,903	—	3,483	—	—	—	3,483
Vesting of early exercised stock options	—	—	—	—	—	—	734	—	—	—	734
Stock-based compensation	—	—	—	—	—	—	8,990	—	—	—	8,990
Related party notes receivable	—	—	—	—	—	—	—	(1,281)	—	—	(1,281)
Other comprehensive income	—	—	—	—	—	—	—	—	960	—	960
Net loss	—	—	—	—	—	—	—	—	—	(47,155)	(47,155)
Balance, January 31, 2018	61,984	$6	—	$—	30,524	$3	$286,152	$(1,281)	$471	$(258,685)	$26,666
Conversion of convertible preferred stock to common stock in connection with initial public offering	(61,984)	(6)	—	—	61,984	6	—	—	—	—	—
Conversion of Class B common stock to Class A common stock	—	—	63,469	7	(63,469)	(7)	—	—	—	—	—
Issuance of common stock in connection with initial public offering, net of underwriting discounts and issuance costs	—	—	12,650	1	—	—	159,456	—	—	—	159,457
Issuance of common stock upon exercise of stock options	—	—	369	—	3,271	1	9,394	—	—	—	9,395
RSU releases	—	—	138	—	265	—	—	—	—	—	—
Purchases of common stock under the ESPP	—	—	446	—	—	—	5,329	—	—	—	5,329
Charitable donation of stock	—	—	47	—	—	—	1,000	—	—	—	1,000
Lapse of restrictions on common stock related to early exercise of stock options	—	—	—	—	—	—	2,088	—	—	—	2,088
Stock-based compensation	—	—	—	—	—	—	25,357	—	—	—	25,357
Related party notes receivable	—	—	—	—	—	—	—	1,281	—	—	1,281
Other comprehensive income	—	—	—	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	—	—	—	(77,590)	(77,590)
Balance, January 31, 2019	—	$—	77,119	$8	32,575	$3	$488,776	$—	$481	$(336,275)	$152,993
See notes to consolidated financial statements.

ZUORA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended January 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(77,590)	$(47,155)	$(39,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,793	6,550	4,551
Stock-based compensation	25,357	8,990	4,383
Provision for doubtful accounts	3,949	3,306	3,095
Accretion of discount on short-term investments	(565)	—	—
Donation of common stock to charitable foundation	1,000	—	—
Other	147	—	—
Changes in operating assets and liabilities:
Accounts receivable	(12,443)	(20,983)	(7,562)
Prepaid expenses and other current assets	(3,445)	(3,215)	(1,099)
Other assets	(2,465)	(122)	—
Accounts payable	(1,103)	(3,774)	(428)
Accrued expenses and other current liabilities	3,738	3,422	(25)
Accrued employee liabilities	4,902	6,371	3,304
Deferred revenue	24,567	21,290	7,904
Other long-term liabilities	1,577	544	—
Net cash used in operating activities	(23,581)	(24,776)	(24,975)
Cash flows from investing activities:
Purchases of property and equipment	(13,412)	(4,698)	(3,776)
Releases of deposits, net	—	—	91
Purchases of short-term investments	(107,464)	—	—
Business combination, net of cash acquired	(247)	(11,420)	—
Net cash used in investing activities	(121,123)	(16,118)	(3,685)
Cash flows from financing activities:
Payments under capital leases	(3,623)	(2,081)	(1,982)
Proceeds from issuance of common stock upon exercise of stock options	11,481	4,453	1,621
Repurchases of unvested common stock	(18)	(2)	(67)
Payments of offering costs	(4,399)	(643)	—
Proceeds of issuance of common stock under employee stock purchase plan	5,329	—	—
Proceeds from initial public offering, net of underwriters’ discounts and commissions	164,703	—	—
Payments under related party notes receivable	(4,344)	(1,281)	—
Repayments of related party notes receivable	5,625	—	—
Principal payments on long-term debt	(834)	—	—
Payments related to business combination	(12,558)	—	—
Proceeds from long-term debt, net of issuance costs	—	14,969	—
Net cash provided by (used in) financing activities	161,362	15,415	(428)
Effect of exchange rates on cash and cash equivalents and restricted cash	3	960	(470)
Net increase (decrease) in cash and cash equivalents and restricted cash	16,661	(24,519)	(29,558)
Cash and cash equivalents and restricted cash, beginning of period	53,363	77,882	107,440
Cash and cash equivalents and restricted cash, end of period	$70,024	$53,363	$77,882
Supplemental disclosure of cash flow information:
Cash paid for interest	$963	$421	$160
Cash paid for tax	$755	$952	$402
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$—	$644	$1,264
Lapse in restrictions on early exercised common stock options	$2,088	$734	$731
Property and equipment purchases accrued or in accounts payable	$307	$171	$16
Deferred offering costs payable or accrued but not paid	$210	$1,817	$—
Accrued acquisition-related payments	$—	$12,558	$—
Accrued interest on related party notes receivable	$—	$5	$—

Reconciliation of cash and cash equivalents and restricted cash within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows above:
Cash and cash equivalents	$67,940	$48,208	$72,645
Restricted cash, current	400	—	—
Restricted cash, net of current portion	1,684	5,155	5,237
Total cash and cash equivalents and restricted cash	$70,024	$53,363	$77,882
See notes to consolidated financial statements.

ZUORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Initial Public Offering
In April 2018, the Company completed an IPO, in which the Company issued and sold an aggregate of 12.7 million shares of its newly authorized Class A common stock at a price to the public of $14.00 per share. The shares sold included 1.7 million shares pursuant to the exercise by the underwriters of an option to purchase additional shares at a price of $14.00 per share. The Company received aggregate net proceeds of $159.7 million from the IPO after deducting underwriting discounts and commissions and payments of offering costs as of January 31, 2019.
Prior to the completion of the IPO, 30.5 million shares of common stock then outstanding were reclassified as Class B common stock, and all shares of convertible preferred stock outstanding immediately prior to the IPO were converted into 62.0 million shares of Class B common stock on a one-to-one basis. During fiscal 2019, approximately 63.5 million shares were converted from Class B to Class A common stock.
As of January 31, 2019, 77.1 million shares of the Company’s Class A common stock and 32.6 million shares of Class B common stock were outstanding.
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). All intercompany balances and transactions have been eliminated in consolidation. The Company's fiscal year end is January 31. References to fiscal 2019, for example, refer to the fiscal year ended January 31, 2019.
Reverse Stock Split
On March 21, 2018, the Company effected a 2-for-1 reverse stock split of its outstanding common stock, preferred stock, stock options, and RSUs. All share and per share amounts for all periods presented in these consolidated financial statements and notes thereto have been adjusted retrospectively, where applicable, to reflect this reverse stock split.

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
Foreign Currency
The functional currencies of the Company’s foreign subsidiaries are the respective local currencies. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income within the consolidated balance sheets. Foreign currency transaction gains and losses are included in interest and other income (expense), net in the consolidated statements of comprehensive loss and were not material for fiscal 2019, 2018 and 2017. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average exchange rate during the period, and equity balances are translated using historical exchange rates.
Segment Information
The Company operates as one operating segment. The Company’s chief operating decision maker is its Chief Executive Officer, who primarily reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources.
Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Revenue Recognition and Deferred Revenue
The Company generates revenue primarily from two sources: (1) subscription services which is comprised of revenue from subscription fees from customers accessing the Company’s cloud-based software and (2) professional services and other revenue, which consists primarily of fees from consultation services to support business process mapping, configuration, data migration, integration, and training. Subscription services revenue is recognized on a ratable basis over the related subscription period beginning on the date the customer is first given access to the system (i.e., provision date). The Company's professional service revenue contracts are generally time and material based and revenue is recognized as the service is provided. Certain contracts are fixed priced arrangements where the revenue is recognized using a proportional performance method. In most cases, the customers do not have the contractual right to take possession of the Company’s software. However, certain contracts inherited with the Company’s acquisition of Leeyo do give the customer the right to take possession of the software. These contracts are described below under “Leeyo On-Premise Arrangements.”
The Company commences revenue recognition when all of the following conditions are met:

•	there is persuasive evidence of an arrangement;

•	the service is being provided to the customer;

•	the collection of the fees is reasonably assured; and

•	the amount of fees to be paid by the customer is fixed or determinable.
Revenue from new customers is often generated under subscription agreements with multiple elements, comprised of subscription services fees from customers accessing its on-demand application suite and professional services associated with implementation services. The Company evaluates each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered item has stand-alone value and delivery of the undelivered element is probable and within the Company’s control. Subscription services have stand-alone value because they are routinely sold separately by the Company. Professional services have stand-alone value because the Company has sold professional services separately and there are several third-party vendors that routinely contract directly with the customer and provide these services to the customer on a stand-alone basis.
For cloud-based software subscription services revenue and professional services revenue, the Company allocates revenue to each element in an arrangement based on a selling price hierarchy. The selling price for an element is based on its vendor-specific objective evidence (VSOE) if available; third-party evidence (TPE) if VSOE is not available; or estimated selling price (ESP) if neither VSOE nor TPE is available. The Company determines whether VSOE can be established for elements of its arrangements by reviewing the prices at which such elements are sold in stand-alone arrangements. Through January 31, 2019, the Company has not established VSOE or TPE for any of the elements of the Company's arrangements. Therefore, the Company utilizes the ESP for all its elements. The Company establishes ESP for both its cloud-based subscriptions services and professional services elements primarily by considering the actual sales prices of the element when sold on a stand-alone basis or when sold together with other elements. The consideration allocated to subscription services is typically recognized as revenue over the noncancelable contract period on a straight-line basis. The consideration allocated to professional services is typically recognized as revenue once the revenue recognition criteria have been met based on a proportional performance method for fixed price engagements or as the service is being provided for time and material based contracts.
Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Other than a small number of "Leeyo On-Premise Arrangements" most arrangements with customers do not provide the customer with the right to take possession of the software supporting the on-demand application service. Sales and other taxes collected from customers to be remitted to government authorities are reported on a net basis and, therefore, excluded from revenue. The Company classifies reimbursements received from clients for out-of-pocket expenses as professional services revenue as incurred.
Subscription agreements generally have terms ranging from one to three years and are generally invoiced annually or quarterly in advance over the term. The professional services component of the arrangements is generally earned during the first year of the subscription period depending on the size and complexity of the business utilizing the platform service.
The subscription agreements occasionally provide service-level uptime commitments per period, excluding scheduled maintenance. The failure to meet this level of service availability may require the Company to credit qualifying customers up to the value of an entire month of their platform fees. Based on the Company’s historical experience of consistently meeting its service-level commitments, the Company does not currently have any reserves for these commitments.
Leeyo On-Premise Arrangements
The Company acquired Leeyo on May 31, 2017. Leeyo had previously entered into some legacy customer agreements where the customer was entitled to take possession of the software on its premises. These arrangements were typically sold through a term license (term-based license). Term-based license revenue contracts where the customer is entitled to take possession of the software are governed by ASC 985-605, Software — Revenue Recognition.
For term-based license arrangements, the Company sells the software license and related maintenance as a bundle and recognizes the total contracted amount ratably over the term of the arrangement beginning upon delivery of the software once the revenue recognition criteria have been met. The Company is not able to establish VSOE for the maintenance and support for those licenses as those elements are not sold separately. For term-based licenses sold with professional services, the entire arrangement consideration including professional services is recognized ratably over the term of the term-based license.
Term-based license revenue and related maintenance (PCS) are included in subscription revenue in the Company’s consolidated statements of comprehensive loss and were less than 5% of consolidated revenues for the year ended January 31, 2019.
Cost of Revenue
Cost of subscription revenue primarily consists of costs relating to the hosting of the Company’s cloud-based software platform, including salaries and benefits of technical operations and support personnel, data communications costs, allocated overhead and property and equipment depreciation, and the amortization of internal-use software and purchased intangibles.
Cost of professional services revenue primarily consists of the costs of delivering implementation services to customers of the Company’s cloud-based software platform, including salaries and benefits of professional services personnel and fees for third party resources used in the delivery of implementation services.

Advertising Expense

Advertising costs are expensed as incurred. For the periods presented, advertising expense was not material.
Concentrations of Credit Risk and Significant Clients and Suppliers
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, accounts receivable, and restricted cash. The Company deposits its cash and restricted cash, and short-term investments, primarily with one financial institution, and accordingly, such deposits regularly exceed federally insured limits.
No single customer accounted for more than 10% of the Company’s revenue or accounts receivable balance in any of the periods presented.
Geographical Information
Revenue by country from customers, based on the customer’s address at the time of sale, was as follows (in thousands):

	Fiscal Year Ended January 31,
	2019	2018	2017
United States	$166,770	$125,275	$83,385
Others	68,426	42,651	29,623
Total	$235,196	$167,926	$113,008
Other than the United States, no individual country exceeded 10% of total revenue for fiscal 2019, 2018 and 2017.
Property and equipment by geographic location is based on the location of the legal entity that owns the asset. As of January 31, 2019, the majority of the Company’s property and equipment was located in the United States.
Deferred Offering Costs
Deferred offering costs consist primarily of accounting, legal and other fees related to the Company’s IPO. Upon completion of the offering, these costs are offset against the offering proceeds within the consolidated statements of stockholders’ equity. There was $0.2 million in deferred offering costs outstanding as of January 31, 2019, and as of January 31, 2018 there was $2.5 million in deferred offering costs in prepaid expenses and other current assets in the consolidated balance sheets.
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with original or remaining maturities of three months or less on the purchase date to be cash equivalents. Cash and cash equivalents carrying value approximate fair value and consist primarily of bank deposits and money market funds.
Restricted cash consists of letters of credit held with the Company’s financial institution related to facility and equipment leases, and are classified as current or long-term in the Company’s consolidated balance sheets based on the maturities of the underlying letters of credit.
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
The Company may sell its short-term investments at any time, without significant penalty, for use in current operations or for other purposes, even if they have not yet reached maturity. As a result, the Company has classified its investments, including any securities with maturities beyond 12 months, as current assets in the accompanying consolidated balance sheet as of January 31, 2019. Securities with original or remaining maturities of three months or less on the purchase date are considered to be cash equivalents and are reflected in cash and cash equivalents in the accompanying consolidated balance sheet as of January 31, 2019. The Company did not hold any short-term investments as of January 31, 2018.
Accounts Receivable
The Company’s accounts receivable consists of client obligations due under normal trade terms, and are reported at the principal amount outstanding, net of the allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts that is based upon historical loss patterns, the number of days that billings are past due, and an evaluation of the potential risk of loss related to problem accounts.
The allowance for doubtful accounts consists of the following activity (in thousands):

	Fiscal Year Ended January 31,
	2019	2018
Allowance for doubtful accounts, beginning balance	$3,292	$2,572
Additions:
Charged to revenue	3,949	3,306
Charged to deferred revenue	4,719	2,419
Deductions:
Write-offs to revenue	(4,253)	(2,686)
Write-offs to deferred revenue	(5,185)	(2,319)
Allowance for doubtful accounts, ending balance	$2,522	$3,292
Property and Equipment, Net
Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets, generally three to five years. Leasehold improvements are depreciated over the shorter of their remaining related lease term or estimated useful life. When assets are retired, the cost and accumulated depreciation are removed from their respective accounts, and any gain or loss on such sale or disposal is reflected in operating expenses in the accompanying consolidated statements of comprehensive loss.
Business Combinations
When the Company acquires a business, management allocates the purchase price to the net tangible and identifiable intangible assets acquired. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable.
Goodwill, Acquired Intangible Assets, and Impairment Assessment of Long-Lived Assets
Goodwill. Goodwill represents the excess purchase consideration of an acquired business over the fair value of the net tangible and identifiable intangible assets. Goodwill is evaluated for impairment annually on December 1, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate or a significant decrease in expected cash flows. An impairment loss is recognized to the extent that the carrying amount exceeds the reporting unit’s fair value, not to exceed the carrying amount of goodwill. The Company has the option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount and determine whether further action is needed. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative impairment test is unnecessary. No impairment charges were recorded during fiscal 2019, 2018 or 2017.
Acquired Intangible Assets. Acquired intangible assets consist of developed technology, customer relationships, and a trade name, resulting from the Company’s acquisitions. Acquired intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated useful lives on a straight-line basis.
Impairment of Long-Lived Assets. The carrying amounts of long-lived assets, including property and equipment, capitalized internal-use software, and acquired intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future undiscounted net cash flows the asset is expected to generate over its remaining life. If the asset is determined to be impaired, the amount of any impairment recognized is measured as the difference between the carrying value and the fair value of the impaired asset. If the useful life is shorter than originally estimated, the Company amortizes the remaining carrying value over the new shorter useful life. There were no material impairments recognized for fiscal 2019, 2018 or 2017.
Internal-Use Software and Web Site Development Costs
The Company capitalizes costs related to developing new functionality for its suite of products that are hosted by the Company and accessed by its customers on a subscription basis. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalized costs are recorded as part of property and equipment, net in our consolidated balance sheets. Maintenance and training costs are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, generally three years. There were no impairments to internal-use software during fiscal 2019, 2018 and 2017. The Company did not incur any significant website development costs during the periods presented. The Company capitalized $2.3 million, $1.2 million and $2.3 million in internal-use software during fiscal 2019, 2018 and 2017, respectively. Amortization expense of internal-use software and website development costs for fiscal 2019, 2018 and 2017 was $1.3 million, $1.2 million, and $0.5 million, respectively, and is included in cost of subscription revenue in the consolidated statements of comprehensive loss.
Income Taxes
The Company uses the asset-and-liability method of accounting for income taxes. Under this method, the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled.
The Company records a valuation allowance to reduce its deferred tax assets to the net amount that the Company believes is more likely than not to be realized. In assessing the need for a valuation allowance, the Company has considered its historical levels of income, expectations of future taxable income and ongoing tax planning strategies. Because of the uncertainty of the realization of the deferred tax assets in the U.S., the Company has recorded a full valuation allowance against its deferred tax assets. Realization of its deferred tax assets is dependent primarily upon future U.S. taxable income.
The Company recognizes and measures tax benefits from uncertain tax positions using a two-step approach.
The first step is to evaluate the tax position taken or expected to be taken by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Significant judgment is required to evaluate uncertain tax positions.
Although the Company believes that it has adequately reserved for its uncertain tax positions, it can provide no assurance that the final tax outcome of these matters will not be materially different. The Company evaluates its uncertain tax position on a regular basis and evaluations are based on a number of factors, including changes in facts and circumstances, changes in tax law, correspondence with tax authorities during the course of an audit and effective settlement of audit issues.
To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on the Company’s financial condition and results of operations. The provision for income taxes includes the effects of any accruals that the Company believes are appropriate, as well as the related net interest and penalties.

Stock-Based Compensation
The Company measures its employee and director stock-based compensation awards, including purchase rights issued under the Company's ESPP, based on the award's estimated fair value on the date of grant. Expense associated with these awards is recognized using the straight-line attribution method over the requisite service period for stock options, RSUs and restricted stock; and over the offering period for the purchase rights issued under the ESPP, and is reported in the Company's consolidated statements of comprehensive loss.
The Company estimates the fair value of its stock options, and purchase rights under the ESPP, using the Black-Scholes option-pricing model. The resulting fair value, net of estimated forfeitures, is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award. Stock options generally vest over two to four years and have a contractual term of ten years. ESPP purchase rights generally vest over the two year offering period.
The Company estimates the fair value of its restricted stock and RSU grants based on the grant date fair value of the Company’s common stock. The resulting fair value, net of estimated forfeitures, is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award, which is generally three to four years. Estimated forfeitures are based upon the Company’s historical experience and the Company revises its estimates, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.
Determining the grant date fair value of options, restricted stock, and RSUs requires management to make assumptions and judgments. These estimates involve inherent uncertainties and if different assumptions had been used, stock-based compensation expense could have been materially different from the amounts recorded.
The assumptions and estimates for valuing stock options are as follows:

•
Fair value per share of Company’s common stock. Prior to the IPO, because there was no public market for the Company’s common stock, the Company’s Board of Directors, with the assistance of a third-party valuation specialist, determined the common stock fair value at the time of the grant of stock options by considering a number of objective and subjective factors, including the Company’s actual operating and financial performance, market conditions and performance of comparable publicly traded companies, developments and milestones in the Company, the likelihood of achieving a liquidity event, and transactions involving the Company’s common stock, among other factors. After the IPO, the Company used the publicly quoted price of its common stock as reported on the New York Stock Exchange as the fair value of its common stock.

•	Expected volatility. The Company determines the expected volatility based on historical average volatilities of similar publicly traded companies corresponding to the expected term of the awards.

•
Expected term. The Company determines the expected term of awards which contain only service conditions using the simplified approach, in which the expected term of an award is presumed to be the mid-point between the vesting date and the expiration date of the award, as the Company does not have sufficient historical data relating to stock-option exercises.

•	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect during the period the options were granted corresponding to the expected term of the awards.

•	Estimated dividend yield. The estimated dividend yield is zero, as the Company does not currently intend to declare dividends in the foreseeable future.
Net Loss per Share
Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Options subject to early exercise that are exercised prior to vesting are excluded from the computation of weighted-average number of shares of common stock outstanding until such shares have vested. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period increased by giving effect to all potentially dilutive securities to the extent they are dilutive.
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

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers and has modified the standard thereafter. This standard replaces existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. ASU 2014-09, as amended, became effective for public companies for fiscal years beginning after December 15, 2017 and interim periods within those years. Under the JOBS Act, the Company has an additional year to adopt the standard. The Company adopted ASU 2014-09, effective February 1, 2019, using the full retrospective transition method. The adoption of the new standard is expected to have an impact on revenue and commissions expense for all periods presented. The primary impacts on revenue are an increased number of allocations of arrangement consideration between subscription and professional services and the recognition of discounts evenly across the term for multiple year subscription arrangements. Both of these impacts are primarily due to the elimination of the contingent revenue rule. The Company also expect an impact due to a change in the recognition of legacy on-premise term deals inherited during our acquisition of Leeyo Software, Inc., which will require more revenue being recognized at the beginning of the license term as opposed to evenly over the term. In addition to impacting the way that the Company recognizes revenue, the new standard will also impact the accounting for incremental commission costs of obtaining subscription contracts. Under the new standard, the Company will defer all incremental commission costs to obtain the contract. The Company expects to amortize these costs on a straight-line basis over the period of economic benefit which has been determined to be five years.
In January 2016, the FASB issued ASU No. 2016-01 (Subtopic 825-10), Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. ASU 2016-01 is effective for fiscal years beginning after December 15, 2018, and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company adopted ASU 2016-01 effective February 1, 2019 and the adoption did not have a significant impact on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the guidance in topic ASC 840, Leases. Under the new standard, lessees will be required to record a right-of-use assets and a lease liability for all leases, with certain exceptions, on their balance sheets. The Company expects to adopt ASU 2016-02 beginning with its fiscal year ending January 31, 2020 and interim periods thereafter. The Company is currently evaluating its lease portfolio and expects the adoption of this standard to have a material impact on its consolidated balance sheet.
In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. Under existing U.S. GAAP, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted. When deferred tax balances related to items originally recorded in accumulated other comprehensive income are adjusted, certain tax effects become stranded in accumulated other comprehensive income. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings (accumulated deficit) for stranded income tax effects resulting from the Tax Cuts and Jobs Act (the Tax Reform Act). The amendments in this ASU also require certain disclosures about stranded income tax effects. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption in any period is permitted. The Company’s provisional adjustments recorded in the fiscal year ended January 31, 2018 to account for the impact of the Tax Reform Act did not result in stranded tax effects. The Company adopted ASU 2018-02 effective February 1, 2019, and the adoption of the standard did not have a significant impact on its consolidated financial statements.
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
Recent Accounting Pronouncements—Adopted in Fiscal 2019
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. ASU 2015-17 provides presentation requirements to classify deferred tax assets and liabilities as noncurrent in a classified statement of financial position. The standard is effective for fiscal years beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. The Company adopted ASU 2015-17 effective February 1, 2018 and the adoption of the standard did not have a significant impact on its consolidated financial statements.
The Company adopted ASU No. 2016-09 (Topic 718), Improvements to Employee Share-Based Payments Accounting, effective February 1, 2018. The Company elected to continue to estimate its forfeiture rate. The adoption of this standard did not have a significant impact on the Company's consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18 (Topic 230), Statement of Cash Flows, Restricted Cash, which amends the guidance in ASC 230 Statement of Cash Flows and requires that entities show the changes in total of cash, cash equivalents, restricted cash, and restricted cash equivalents in their statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. On February 1, 2018, the Company adopted ASU 2016-18 and is presenting its cash and cash equivalents and restricted cash together in its consolidated statements of cash flows.
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
In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which removes the second step of the goodwill impairment test that requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. On February 1, 2018, the Company adopted ASU 2017-04 and the adoption did not have a significant impact on its consolidated financial statements.
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

Note 3. Investments
The amortized costs, unrealized gains and losses and estimated fair values of the Company’s short-term investments as of January 31, 2019 were as follows (in thousands):

	As of January 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$17,950	$1	$—	$17,951
Corporate bonds	34,296	8	(2)	34,302
Commercial paper	55,655	—	—	55,655
Total short-term investments	$107,901	$9	$(2)	$107,908
There were no realized gains or losses from sales of marketable securities and there were no reclassifications out of accumulated other comprehensive income into investment income during fiscal 2019. The Company does not believe that any unrealized losses represent other-than-temporary impairments based on its evaluation of available evidence. All securities had stated effective maturities of one year or less. The Company had no investments as of January 31, 2018.
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
The following table summarizes the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of January 31, 2019 (in thousands):

	As of January 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$61,201	$—	$—	$61,201
Short-term investments:
U.S. government securities	$—	$17,951	$—	$17,951
Corporate bonds	—	34,302	—	34,302
Commercial paper	—	55,655	—	55,655
Total short-term investments	$—	$107,908	$—	$107,908
Restricted cash:
Money market funds	$2,084	$—	$—	$2,084
As of January 31, 2018, the Company held cash equivalents and restricted cash of approximately $35.1 million in money market funds measured at fair value using Level 1 inputs. The Company did not have any investments as of January 31, 2018.

The carrying amounts of certain financial instruments, including cash held in bank accounts, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their relatively short maturity. The carrying amount of debt approximates fair value due to its floating interest rate.
Note 5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of January 31,
	2019	2018
Prepaid software subscriptions	$4,797	$3,239
Prepaid insurance	790	445
Prepaid hosting costs	1,251	486
Prepaid rent	991	657
Taxes	579	533
Short-term deposits	181	480
Capitalized offering costs	—	2,460
Other	1,825	1,002
	$10,414	$9,302
Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of January 31,
	2019	2018
Servers	$14,972	$11,283
Computer equipment	10,109	6,885
Software	10,770	7,148
Leasehold improvements	5,010	1,968
Furniture and fixtures	2,523	1,446
Vehicles	109	25
	43,493	28,755
Less accumulated depreciation and amortization	(23,868)	(18,551)
Total	$19,625	$10,204
Depreciation and amortization expense related to property and equipment, which includes capitalized internal-use software, was $6.5 million, $5.0 million and $3.8 million for fiscal 2019, 2018 and 2017, respectively, and is included in operating expenses and cost of revenue in the accompanying consolidated statements of comprehensive loss.
As of January 31, 2019 and 2018, capitalized internal-use software costs, net of amortization, was $4.3 million and $3.4 million, respectively. Internal-use software amortization recorded to cost of subscription revenue was $1.3 million, $1.2 million and $0.5 million for fiscal 2019, 2018 and 2017, respectively.
Note 7. Intangible Assets and Goodwill
Intangible Assets
The following table summarizes the purchased intangible asset balances (in thousands):

	As of January 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$7,697	$(4,045)	$3,652
Customer relationships	5,933	(1,236)	4,697
Trade name	909	(216)	693
Total	$14,539	$(5,497)	$9,042

	As of January 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$7,697	$(2,666)	$5,031
Customer relationships	5,933	(494)	5,439
Trade name	909	(87)	822
Total	$14,539	$(3,247)	$11,292
Amortization expense related to purchased intangible assets was $2.3 million, $2.1 million and $0.7 million for fiscal 2019, 2018 and 2017, respectively. Amortization expense related to purchased intangible assets is included in cost of subscription revenue in the accompanying consolidated statements of comprehensive loss.
The expected future amortization expense for intangible assets as of January 31, 2019 is as follows (in thousands):

Fiscal 2020	$1,979
Fiscal 2021	1,962
Fiscal 2022	1,962
Fiscal 2023	1,235
Fiscal 2024	871
Thereafter	1,033
$9,042
Goodwill
On May 31, 2017, the Company acquired Leeyo in a business combination, which resulted in $19.1 million of additional goodwill and assembled workforce.
The change in the carrying amount of goodwill was as follows (in thousands):

Goodwill as of January 31, 2017	$1,521
Goodwill resulting from the acquisition of Leeyo	19,093
Goodwill as of January 31, 2018	20,614
Activity during fiscal 2019	247
Goodwill as of January 31, 2019	$20,861
The Company, which has one reporting unit, performed an annual test for goodwill impairment on December 1 of fiscal 2019 and determined that goodwill was not impaired. In addition, there have been no significant events or circumstances affecting the valuation of goodwill subsequent to the Company’s annual assessment. Furthermore, no events or changes in circumstances have occurred to suggest that the carrying amounts for any of the Company’s long-lived assets or identifiable intangible assets may be non-recoverable. As such, the Company was not required to re-evaluate the recoverability of its long-lived assets.

Note 8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,
	2019	2018
Accrued acquisition-related payments	$—	$12,558
Accrued outside services and consulting	2,089	2,834
Accrued goods and services taxes	3,098	2,488
Accrued IPO-related costs	210	1,120
Accrued taxes	1,620	652
Employee early exercised stock options	436	556
Other accrued expenses	6,757	4,288
Total	$14,210	$24,496
Note 9. Debt
In June 2017, the Company entered into a loan and security agreement with Silicon Valley Bank that includes both a revolving and term loan facility. In October 2018, the agreement was amended (Debt Agreement) to, among other things, increase the availability under the revolving loan to $30.0 million (from $10 million), lower the borrowing costs under both the revolving and term loans to the prime rate published by the Wall Street Journal (WSJ Prime Rate) minus 1.00%, extend the interest-only repayment period under the term loan until June 2019, after which time principal and interest will be due in thirty-six (36) equal monthly installments, extend the revolving loan maturity date until October 2021, and extend the latest term loan maturity date until June 2022. The Company accounted for this amendment as a debt modification and will recognize the unamortized fees related to the Debt Agreement over the duration of the term loan.
Revolving Loan. The Debt Agreement allows the Company to borrow up to $30.0 million until June 2019 in revolving loans. Advances drawn down under the revolving loan incur interest at the WSJ Prime Rate minus 1.00% which is due monthly on any amounts drawn down, with the principal due at maturity. Any outstanding amounts must be fully repaid on or before October 2021. The Company is required to pay an annual fee of $20,000 on this revolving loan, regardless of any amounts drawn down. As of January 31, 2019, the Company had not drawn down any amounts under this revolving loan.
Term Loan. The Debt Agreement allows the Company to borrow $15.0 million in term loans, which was drawn down in June 2017 to partially finance the acquisition of Leeyo. Any outstanding amounts under the term loan accrue interest at the WSJ Prime rate minus 1.00%, which is due monthly through June 2019. The interest rate was 4.50% as of January 31, 2019. Beginning with the term loan payment due on July 1, 2019, the Company is required to make equal monthly payments of principal and interest over 36 months until the term loan is repaid. The Company may prepay all outstanding principal and accrued interest at any time without penalty. The Company will incur a fee of 1.5% of the original principal amount of the term loan, or $225,000, upon the earlier to occur of prepayment or the termination of the facility. As of January 31, 2019 and 2018, the Company had $13.5 million and $15.0 million outstanding under the term loan.
Both the revolving loan and the term loan are subject to a certain financial covenant to maintain an adjusted quick ratio of no less than 1.10:1.00. As of January 31, 2019, the Company was in compliance with this financial covenant. The Debt Agreement also imposes certain limitations with respect to lines of business, mergers, investments and acquisitions, additional indebtedness, distributions, guarantees, liens, and encumbrances. The Company was also in compliance with these restrictions as of January 31, 2019.
The Company incurred transaction costs and fees payable to the lender related to the issuance of the term loan. The amount, net of amortization, is immaterial and is presented as a reduction to the carrying amount of the term loan and is presented under debt in the Company's consolidated balance sheets.
The Company’s indebtedness under the Debt Agreement is secured by a lien on substantially all of its assets, including its intellectual property.
Note 10. Income Taxes
Net loss before provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2019	2018	2017
Domestic	$(83,563)	$(49,489)	$(40,846)
Foreign	7,339	3,463	2,032
Loss before income taxes	$(76,224)	$(46,026)	$(38,814)
The components of the Company's income tax provision are as follows (in thousands):

	Fiscal Year Ended January 31,
	2019	2018	2017
Current:
Federal	$—	$—	$—
State	(81)	—	(46)
International	(1,406)	(1,129)	(238)
	$(1,487)	$(1,129)	$(284)
Deferred:
Federal	$—	$—	$—
State	—	—	—
International	121	—	—
Income tax provision	$(1,366)	$(1,129)	$(284)
Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred income tax assets and liabilities consisted of the following (in thousands):

	As of January 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$78,844	$64,844
Tax credit carryforwards	7,076	6,413
Allowances and other	8,226	3,284
Depreciation and amortization	1,010	1,105
Total deferred tax assets	$95,156	$75,646
Deferred tax liabilities:
Allowances and other	$—	$(935)
Intangibles	(3,299)	(3,709)
Total deferred tax liabilities	(3,299)	(4,644)
Valuation allowance	(91,632)	(70,900)
Net deferred tax assets	$225	$102
The Company has assessed, based on available evidence, both positive and negative, it is more likely than not that the deferred tax assets will not be utilized, such that a valuation allowance has been recorded. The valuation allowance increased by $20.7 million and decreased by $8.7 million, respectively, for fiscal 2019 and 2018.
As of January 31, 2019, the Company had U.S. federal and state net operating loss carryforwards of approximately $304.6 million and $224.1 million, respectively, available to offset future taxable income. As of January 31, 2018, the Company had U.S. federal and state net operating loss carryforwards of approximately $235.4 million and $181.2 million, respectively, available to offset future taxable income. If not utilized, these carryforward losses will expire in various amounts for federal and state tax purposes beginning in 2028 and 2027, respectively.
The Company has approximately $5.9 million and $7.4 million of federal and state research and development tax credits, respectively, available to offset future taxes as of January 31, 2019, and approximately $5.5 million and $6.5 million of federal and state research and development tax credits, respectively, available to offset future taxes as of January 31, 2018. If not utilized, the federal credits will begin to expire in 2030. California state research and development tax credits may be carried forward indefinitely.

Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the "ownership change" limitations provided by Section 382 and 383 of the Internal Revenue Code of 1986, as amended, and other similar state provisions. Any annual limitation may result in the expiration of net operation loss and tax credit carryforwards before utilization.
Furthermore, under the Tax Reform Act, although the treatment of tax losses generated in taxable years ending before December 31, 2017 has generally not changed, tax losses generated in taxable years beginning after December 31, 2017 may be utilized to offset no more than 80% of taxable income annually. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in the current and prior years.
On December 22, 2017, Staff Accounting Bulletin No. 118 (SAB 118) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. Companies are allowed to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Our provision for income taxes for the year ended January 31, 2018 was based in part on our best estimate of the effects of the transition tax and existing deferred tax balances with our understanding of the Tax Reform Act and guidance available as of the date of filing. Under guidance in place at January 31, 2019, no adjustments to our provisional effects of the Tax Reform Act recorded at January 31, 2018 are necessary. We have completed our accounting for the income tax effects of the Tax Reform Act.
The Tax Reform Act creates a new requirement that certain income (i.e., GILTI) earned by controlled foreign corporations (CFCs) must be included currently in the gross income of the CFCs’ U.S. shareholder. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The Company selected the period cost method.
The amount of accumulated foreign earnings of the Company’s foreign subsidiaries was immaterial as of January 31, 2019. If the Company’s foreign earnings were repatriated, additional tax expense might result. Any additional taxes associated with such repatriation would be immaterial.
A reconciliation of the U.S. federal statutory tax rate to the Company’s provision for income tax is as follows (dollars in thousands):

	Fiscal Year Ended January 31,
	2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent
Federal income tax benefit at statutory rates	$16,007	21.0%	$15,556	33.8%	$13,197	34.0%
State income taxes, net of effect of federal	3,337	4.4	6,634	14.4	1,030	2.7
Permanent differences	(1,242)	(1.6)	(1,094)	(2.4)	(965)	(2.5)
Federal and state R&D credits	1,029	1.3	1,221	2.7	1,649	4.2
Foreign income tax	(239)	(0.3)	(918)	(2.0)	(238)	(0.6)
Change in tax rate	—	—	(30,010)	(65.2)	—	—
Other	476	0.6	(2,375)	(5.2)	1,325	3.4
Change in valuation allowance	(20,734)	(27.2)	9,857	21.4	(16,282)	(41.9)%
Income tax benefit (provision)	$(1,366)	(1.8)%	$(1,129)	(2.5)%	$(284)	(0.7)%
The Company is required to inventory, evaluate, and measure all uncertain tax positions taken or to be taken on tax returns and to record liabilities for the amount of such positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities. As of January 31, 2019, the Company’s total gross unrecognized tax benefits were $6.6 million exclusive of interest and penalties described below. As of January 31, 2018, the Company’s total gross unrecognized tax benefits were $5.9 million exclusive of interest and penalties described below. Because of the Company’s valuation allowance position, $0.5 million of unrecognized tax benefits, if recognized, would reduce the effective tax rate in a future period. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

A reconciliation of the beginning and ending amounts of uncertain tax position is as follows (in thousands):

	Fiscal Year Ended January 31,
	2019	2018	2017
Gross amount of unrecognized tax benefits as of the beginning of the period	$5,918	$5,373	$3,723
Increase related to prior year tax provisions	8	921	—
Decrease related to prior year tax provisions	(366)	(1,649)	—
Increase related to current year tax provisions	1,028	1,273	1,650
Gross amount of unrecognized tax benefits as of the end of the period	6,588	5,918	5,373
The Company files tax returns in the U.S. federal and various state jurisdictions, Australia, China, France, India, Japan, and the United Kingdom. All tax years remain subject to examination by tax authorities due to the carryforward of unutilized net operating losses and research and development credits.
During fiscal 2019 and 2018, the Company recognized interest and penalties of $0.1 million associated with unrecognized tax benefits.
Note 11. Stockholders' Equity
Convertible Preferred Stock
Immediately prior to the completion of the IPO, all shares of convertible preferred stock then outstanding were converted into 62.0 million shares of Class B common stock on a one-to-one basis. As of January 31, 2019, there were no shares of convertible preferred stock issued and outstanding.
The authorized, issued and outstanding shares of convertible preferred stock and liquidation preferences as of January 31, 2018 were as follows (in thousands, except share and per share amounts):

Series	Issuance Price per Share	Authorized Shares	Issued and Outstanding Shares	Liquidation Preference
Series A	$0.5984	10,862,295	10,862,290	$6,500
Series B	1.2518	11,982,744	11,982,740	15,000
Series C	3.1052	8,051,010	8,051,007	25,000
Series D	4.6716	7,711,486	7,711,483	36,025
Series E	6.0664	8,242,123	8,242,119	50,000
Series F	7.5986	15,134,367	15,134,356	115,000
		61,984,025	61,983,995	$247,525
Preferred Stock
As of January 31, 2019, the Company had authorized 10 million shares of preferred stock, each with a par value of $0.0001 per share. As of January 31, 2019, no shares of preferred stock were issued and outstanding.
Common Stock
Prior to the IPO, all shares of common stock then outstanding were reclassified into Class B common stock. Shares offered and sold in the IPO consisted of newly authorized shares of Class A common stock.
As of January 31, 2019, the Company had authorized 500 million shares of Class A common stock and 500 million shares of Class B common stock, each with a par value of $0.0001 per share. As of January 31, 2019, 77.1 million shares of Class A common stock and 32.6 million shares of Class B common stock were issued and outstanding.
Holders of Class A and Class B common stock are entitled to one vote per share and ten votes per share, respectively, and the shares of Class A common stock and Class B common stock are identical, except for voting rights and the right to convert Class B shares to Class A shares.

Charitable Contributions
During fiscal 2019, the Company donated 47,303 shares of its Class A common stock to a charitable foundation and recognized $1.0 million as a non-cash general and administrative expense in its consolidated statement of comprehensive loss.
Accumulated Other Comprehensive Income
Components of accumulated other comprehensive income were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain on Available-for-Sale Securities	Total
Balance, February 1, 2018	$471	$—	$471
Foreign currency translation adjustment	3	—	3
Unrealized gain on available-for-sale securities	—	7	7
Balance, January 31, 2019	$474	$7	$481
There were no reclassifications out of accumulated other comprehensive income during fiscal 2019. Additionally, there was no tax impact on the amounts presented.
Note 12. Employee Stock Plans
Equity Incentive Plans
In March 2018, the Company’s Board of Directors adopted and its stockholders approved the 2018 Equity Incentive Plan (2018 Plan). The 2018 Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, RSUs, performance awards, and stock bonuses. As of January 31, 2019, approximately 9.3 million shares of Class A common stock were reserved and available for issuance under the 2018 Plan. In addition, as of January 31, 2019, 15.1 million stock options and RSUs exercisable or settleable for Class B common stock were outstanding in the aggregate under the Company’s 2006 Stock Plan (2006 Plan) and 2015 Equity Incentive Plan (2015 Plan), which plans were terminated in May 2015 and April 2018, respectively. The 2006 Plan and 2015 Plan continue to govern outstanding equity awards granted thereunder.
As of January 31, 2019, shares of common stock reserved for future issuance were as follows (in thousands):

As of January 31, 2019
Stock options outstanding	14,784
Restricted stock units	1,819
Shares reserved for future award issuances	7,760
Total	24,363
Stock Options
The following table summarizes stock option activity and related information (in thousands except exercise price and contractual term):

	Shares Subject To Outstanding Stock Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of January 31, 2017	11,870	$2.83	7.77	$5,755
Granted	6,296	4.52
Exercised	(1,903)	2.34		12,619
Forfeited	(862)	3.40
Balance as of January 31, 2018	15,401	3.56	7.91	83,322
Granted	3,697	8.50
Exercised	(3,642)	3.15		42,912
Forfeited	(672)	5.48
Balance as of January 31, 2019	14,784	4.81	7.41	249,119
Exercisable as of January 31, 2019	14,227	4.70	6.82	241,057
Vested and expected to vest as of January 31, 2019	14,249	$4.74	7.37	$241,048
The weighted average grant date fair value per share of options granted were $6.81, $2.29, and $1.38 for fiscal 2019, 2018 and 2017, respectively. The aggregate intrinsic value of options exercised was $42.9 million, $12.6 million, and $1.2 million for fiscal 2019, 2018 and 2017, respectively.
As of January 31, 2019, there was $25.4 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over the next 2.3 years.
The Company used the Black-Scholes option-pricing model to estimate the fair value of its stock options granted with the following assumptions:

Fiscal Year Ended January 31,
	2019	2018	2017
Expected volatility	32.4% - 40.9%	40.0% - 42.6%	42.5% - 45.7%
Expected term (in years)	5.1 - 6.4	4.3 - 7.0	5.0 - 7.0
Risk-free interest rate	2.6% - 3.0%	1.7% - 2.3%	1.1% - 1.9%
Expected dividend yield	—	—	—
Options Subject to Early Exercise
At the discretion of the Company’s Board of Directors, certain options may be exercisable immediately at the date of grant but are subject to a repurchase right, under which the Company may buy back any unvested shares at the lower of their original exercise price or then current fair market value in the event of an employee’s termination prior to vesting. The consideration received for an exercise of an unvested option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The liabilities are reclassified into equity as the awards vest. As of January 31, 2019 and 2018, the Company had $0.7 million, respectively, recorded in accrued expenses and other current liabilities, and other long-term liabilities, related to early exercises of options to acquire 0.2 million shares of common stock, respectively.
RSU and Restricted Stock Award Activity
The following table summarizes RSU and restricted stock award activity and related information for fiscal 2019 and fiscal 2018, (in thousands except grant date fair value):

	Number of RSUs and RSAs	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2017	—
Granted	3,689	$5.36
Exercised	(629)	5.36
Forfeited	(23)	5.54
Balance as of January 31, 2018	3,037	5.37
Granted	1,513	24.28
Vested	(1,349)	5.97
Forfeited	(123)	17.66
Balance as of January 31, 2019	3,078	$13.92
As of January 31, 2019, there was $35.7 million of unrecognized compensation cost related to unvested RSUs and restricted stock awards, which is expected to be recognized over the next 2.4 years.
2018 Employee Stock Purchase Plan
In March 2018, the Company adopted the ESPP, which became effective on the date of the prospectus filed with the SEC on April 12, 2018 in connection with our IPO. The ESPP initially reserved and authorized the issuance of up to a total of 2.4 million shares of Class A common stock to participating employees. The initial offering period began April 11, 2018 and will end on June 14, 2020 with purchase dates of December 14, 2018, June 14, 2019, December 14, 2019 and June 14, 2020. Except for the initial offering period, the ESPP provides for 24-month offering periods beginning June 15 and December 15 of each year, and each offering period will consist of four, six-month purchase periods. On each purchase date, ESPP participants will purchase shares of the Company’s Class A common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Class A common stock on the offering date or (2) the fair market value of the Class A common stock on the purchase date.
As of January 31, 2019, there was approximately $6.0 million of unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized over the remaining term of the initial offering period.
The Company estimated the fair value of ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

As of January 31,
2019
Expected volatility	24.6% - 42.4%
Expected term (in years)	0.5 - 2.2
Risk-free interest rate	2.0% - 2.8%
Expected dividend yield	—
Stock-based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories in the accompanying consolidated statements of comprehensive loss (in thousands):

	As of January 31,
	2019	2018	2017
Cost of subscription revenue	$1,967	$747	$326
Cost of professional services revenue	5,900	2,121	583
Research and development	6,345	2,292	1,126
Sales and marketing	7,384	2,717	1,577
General and administrative	3,761	1,113	771
Total stock-based compensation expense	$25,357	$8,990	$4,383

Note 13. Commitments and Contingencies
(a) Leases
The Company periodically leases facilities and equipment under noncancelable operating and capital leases. The terms of the lease agreements may include graduated rental payments, allowances, rent holidays and escalations. Accordingly, the Company recognizes the related rent expense on a straight-line basis over the entire lease term and records the difference between amounts charged to operations and amounts paid as deferred rent.
The Company paid $2.3 million in cash in November 2018 to purchase data center equipment and related software previously held under several capital leases. The Company also canceled letters of credit for $4.3 million that it had previously issued in connection with these leases. As of January 31, 2019, the company had no capital leases.
As of January 31, 2019, the Company had operating leases in the United States and around the world. The initial lease term for these facilities ranged from three -to seven years and includes approximately 155,000 square feet of space.
As of January 31, 2019 and 2018, the company had bank issued irrevocable letters of credit associated with the leases of $2.1 million and $5.2 million, respectively, classified as restricted cash in the accompanying consolidated balance sheet.
Deferred rent was $3.0 million and $1.0 million as of January 31, 2019 and 2018, respectively, and is included in accrued expenses and other current liabilities and other long-term liabilities in the accompanying consolidated balance sheets. Rent expense was $9.6 million, $6.0 million and $5.7 million for fiscal 2019, 2018 and 2017, respectively.
As of January 31, 2019, the future minimum lease payments by fiscal year were as follows (in thousands):

Minimum Operating Lease Payments
2020	$7,894
2021	6,027
2022	6,156
2023	6,037
2024	3,697
Thereafter	614
Total future lease commitments	$30,425
See Note 17. Subsequent Events of the notes to our consolidated financial statements included in this Form 10-K for more information about the operating lease for our new headquarters.
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
(c) Other Contractual Obligations
As of January 31, 2019, the Company's only other material contractual obligation was to purchase $4.0 million in web hosting services from one of its vendors by September 30, 2019.

Note 14. Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per common share is presented in conformity with the two-class method required for participating securities. The Company considered all series of convertible preferred stock to be participating securities as the holders of the convertible preferred stock were entitled to receive a non-cumulative dividend on a pari passu basis in the event that a dividend was paid on the common stock. The holders of the convertible preferred stock did not have a contractual obligation to share in the Company’s losses. As such, the Company’s net losses were not allocated to these participating securities.
Class A and Class B common stock were the only outstanding equity in the Company as of January 31, 2019. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Shares of Class B common stock may be converted into Class A common stock at any time at the option of the stockholder, and are automatically converted into Class A common stock upon sale or transfer, subject to certain limited exceptions.
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
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Fiscal Year Ended January 31,
	2019	2018	2017
Numerator:
Net loss	$(77,590)	$(47,155)	$(39,098)
Denominator:
Weighted-average common shares outstanding, basic and diluted	91,267	26,563	23,891
Net loss per share attributable to common stockholders, basic and diluted	$(0.85)	$(1.78)	$(1.64)
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

	As of January 31,
	2019	2018	2017
Conversion of convertible preferred stock	—	61,984	61,984
Issued and outstanding stock options	14,784	15,401	11,870
Unvested restricted stock issued and outstanding	1,259	2,203	—
Unvested RSUs issued and outstanding	1,819	834	—
Shares committed under ESPP	141	—	—
Total	18,003	80,422	73,854
Note 15. Related Party Transactions
Certain members of the Company’s Board of Directors serve or are closely affiliated with people who serve on the board of directors of companies that are customers or vendors of the Company. Certain of the Company’s executive officers also serve on the board of directors of companies that are customers or vendors of the Company. Related party transactions were not material during fiscal 2019.
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

Note 16. Business Combination
Leeyo Software, Inc.
On May 31, 2017, the Company acquired Leeyo. Under the terms of the Agreement and Plan of Merger, the Company paid $29.2 million in cash and 1,153,885 shares of common stock, for total purchase consideration of approximately $35.2 million, in exchange for all of the outstanding shares of Leeyo’s capital stock. The acquisition has been accounted for as a business combination under U.S. GAAP.
The total cash portion of the consideration consisted of two separate payments: $16.7 million that was paid during fiscal 2018 and $12.6 million that was paid during fiscal 2019.
The Company issued 1,153,885 shares of its common stock to Leeyo stockholders. This stock portion of the acquisition had a fair value upon issuance of approximately $6.0 million and the shares were issued upon the close of the transaction. $3.0 million of the purchase price and 363,190 shares with a fair value upon issuance of $1.9 million, were placed into escrow for indemnification obligations. All shares were released from escrow during fiscal year 2019. Acquisition-related costs incurred by the Company of approximately $0.8 million were expensed as incurred and are included in operating expenses in the consolidated statement of comprehensive loss.
The Company agreed to pay cash of $3.1 million to certain Leeyo employees, of which, $2.5 million was paid upon closing and was expensed on the acquisition date, $0.3 million was paid on the 12-month anniversary and the remaining $0.3 million will be disbursed to the employees upon the 24-month anniversary of the acquisition, contingent upon continued employment with the Company. These payments are being recognized to expense on a straight-line basis over the service period in the consolidated statements of comprehensive loss. The Company also agreed to pay additional cash of $1.9 million to certain Leeyo employees who held vested options on the acquisition date, contingent upon continued employment with the Company. This payment was made in December 2017 and was recognized to expense on a straight-line basis over the service period in the consolidated statements of comprehensive loss.
The Company issued 2,832,411 shares of the Company’s restricted common stock with a total grant date fair value of $14.6 million, which have service-based vesting requirements and are therefore excluded from the purchase consideration. These restricted shares will vest monthly over three years following the acquisition date.
The Company also issued 856,296 RSUs with a total fair value of $4.4 million, which have service-based vesting requirements and are therefore also excluded from the purchase consideration. Of these RSUs, 219,546 vest over three years with 1/3rd of the RSUs vesting one year after the date of acquisition and 1/36th vesting monthly thereafter. The remaining 636,750 RSUs vest over four years with 1/4th of the RSUs vesting one year after the acquisition date and 1/48th vesting monthly thereafter.
Note 17. Subsequent Events
Operating Lease Agreement
In March 2019, the Company entered into a new operating lease agreement for approximately 100,000 square feet of office space located in Redwood Shores, California that will replace its existing headquarters in San Mateo, CA. The initial rental rate is $446,460 per month with seven months of free rent in the first year, with annual increases of three percent (3%). The initial lease term is 127 months, with an option to renew for an additional seven years at the then prevailing rental rate.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the the Exchange Act, as of January 31, 2019. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of January 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.
Management's Report on Internal Control Over Financial Reporting
This Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended January 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
Not applicable

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information concerning our executive officers required by this item is incorporated by reference herein to the section of this Annual Report on Form 10-K in Part I, entitled “Executive Officers of the Registrant.” Other information required by this item is incorporated by reference to our Proxy Statement relating to our 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2019 (Proxy Statement).
Code of Conduct. We have adopted a code of ethics, our Global Code of Business Conduct and Ethics (Code of Conduct), which applies to all of our employees, officers, and directors. The Code of Conduct is available on our website at https://investor.zuora.com/governance/governance-documents. We intend to disclose future amendments to certain portions of the Code of Conduct or waivers of such provisions granted to executive officers and directors on our website, as permitted under applicable New York Stock Exchange and SEC rules.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
 (a) The following documents are filed as a part of this Form 10-K:

1.	Financial Statements
Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Form 10-K.

2.	Financial Statement Schedules
Financial statement schedules not listed have been omitted because they are not applicable or the required information is shown in the condensed consolidated financial statements or notes thereto.

3.	Exhibits

Exhibit Number		Incorporated By Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated May 9, 2017, by and among the Registrant, Laser Acquisition Sub Corp., Leeyo Software, Inc., and Doug Skeen, as Indemnifying Parties’ Agent.	S-1	333-223722	2.1	3/16/2018
3.1	Restated Certificate of Incorporation of the Registrant.	10-Q	001-38451	3.1	6/13/2018
3.2	Restated Bylaws of the Registrant.	10-Q	001-38451	3.2	6/13/2018
4.1	Form of Class A Common Stock Certificate of the Registrant.	S-1	333-223722	4.1	3/16/2018
4.2	Amended and Restated Investor Rights Agreement.	S-1	333-223722	4.2	3/16/2018
10.1*	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers.	S-1	333-223722	10.1	3/16/2018
10.2*	2006 Stock Plan and forms of award agreements.	S-1	333-223722	10.2	3/16/2018
10.3*	2015 Equity Incentive Plan and forms of award agreements.	S-1	333-223722	10.3	3/16/2018
10.4*	2018 Equity Incentive Plan and forms of award agreements.	S-1	333-223722	10.4	3/16/2018
10.5*	2018 Employee Stock Purchase Plan and form of subscription agreement.	S-1	333-223722	10.5	3/16/2018
10.6*	Offer Letter, dated March 6, 2018, between Tien Tzuo and the Registrant.	S-1	333-223722	10.6	3/16/2018
10.7*	Offer Letter, dated March 6, 2018, between Brent R. Cromley, Jr. and the Registrant.	S-1	333-223722	10.7	3/16/2018
10.8*	Offer Letter, dated March 6, 2018, between Marc Diouane and the Registrant.	S-1	333-223722	10.8	3/16/2018
10.9*	Offer Letter, dated January 7, 2016, between Kenneth Goldman and the Registrant.	S-1	333-223722	10.9	3/16/2018
10.10*	Offer Letter, dated May 8, 2017, between Magdalena Yesil and the Registrant.	S-1	333-223722	10.10	3/16/2018
10.11*	Offer Letter, dated March 6, 2018, between Jennifer Pileggi and the Registrant.					X
10.12*	Form of Change in Control and Severance Agreement.	S-1	333-223722	10.11	3/16/2018
10.13	Sublease Agreement by and between the Registrant and Survey Monkey, Inc., dated October 18, 2016.	S-1	333-223722	10.12	3/16/2018

10.14	Loan and Security Agreement, dated June 14, 2017, by and among Silicon Valley Bank, the Registrant, Zuora Services, LLC, and Leeyo Software, Inc.	S-1	333-223722	10.13	3/16/2018
10.15	First Amendment to Loan and Security Agreement, dated October 11, 2018, by and among Silicon Valley Bank, the Registrant, Zuora Services, LLC, and Leeyo Software, Inc.	10-Q	001-38451	10.1	12/13/2018
10.16	Lease Agreement between 101 Redwood Shores LLC, As Landlord and Zuora, Inc., as Tenant dated March 19, 2019.					X
21.1	Subsidiaries of the Registrant.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act.					X
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
* Indicates a management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.
** The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZUORA, INC.

Date: April 18, 2019	By:	/s/ Tyler Sloat
Tyler Sloat
Chief Financial Officer (Principal Accounting and Financial Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Tien Tzuo and Tyler Sloat, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact, proxies, and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies, and agents, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Tien Tzuo Tien Tzuo	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	April 18, 2019

/s/ Tyler Sloat Tyler Sloat	Chief Financial Officer (Principal Accounting and Financial Officer)	April 18, 2019

/s/ Peter Fenton Peter Fenton	Director	April 18, 2019

/s/ Kenneth A. Goldman Kenneth A. Goldman	Director	April 18, 2019

/s/ Timothy Haley Timothy Haley	Director	April 18, 2019

/s/ Jason Pressman Jason Pressman	Director	April 18, 2019

/s/ Michelangelo Volpi Michelangelo Volpi	Director	April 18, 2019

/s/ Magdalena Yesil Magdalena Yesil	Director	April 18, 2019