Form 10-Q
period 2019-04-30
ZUORA INC
filed 2019-06-11
CIK 1423774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2019
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
_____________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
Class A common stock, $0.0001 par value per share	ZUO	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 31, 2019, the number of shares of the registrant’s Class A common stock outstanding was 86,471,385 and the number of shares of the registrant’s Class B common stock outstanding was 24,619,200.

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

•	the potential impacts of the implementation of Topic 606 on revenue and/or operating expenses in future periods;

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

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements
ZUORA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	April 30, 2019	January 31, 2019
		As Adjusted¹
Assets
Current assets:
Cash and cash equivalents	$62,608	$67,940
Short-term investments	116,698	107,908
Accounts receivable, net of allowance for doubtful accounts of $2,716 and $2,522 as of April 30, 2019 and January 31, 2019, respectively	52,461	58,258
Restricted cash, current portion	—	400
Deferred commissions, current portion	8,674	8,616
Prepaid expenses and other current assets	15,734	14,632
Total current assets	256,175	257,754
Property and equipment, net	19,575	19,625
Restricted cash, net of current portion	—	1,684
Purchased intangibles, net	6,892	7,396
Deferred commissions, net of current portion	18,224	18,664
Goodwill	17,632	17,632
Other assets	4,731	3,292
Total assets	$323,229	$326,047
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,622	$1,512
Accrued expenses and other current liabilities	13,978	14,210
Accrued employee liabilities	26,241	22,603
Debt, current portion	4,074	2,963
Deferred revenue, current portion	88,299	86,784
Total current liabilities	134,214	128,072
Debt, net of current portion	9,393	10,494
Deferred revenue, net of current portion	74	112
Deferred tax liabilities	1,877	1,877
Other long-term liabilities	3,452	3,678
Total liabilities	149,010	144,233
Commitments and contingencies (note 16)
Stockholders’ equity:
Preferred stock	—	—
Convertible preferred stock	—	—
Class A common stock	8	8
Class B common stock	3	3
Additional paid-in capital	501,824	488,776
Accumulated other comprehensive income	430	481
Accumulated deficit	(328,046)	(307,454)
Total stockholders’ equity	174,219	181,814
Total liabilities and stockholders’ equity	$323,229	$326,047
(1) See Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements for a summary of adjustments related to the adoption of Topic 606.
See notes to unaudited condensed consolidated financial statements.

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2019	2018
		As Adjusted¹
Revenue:
Subscription	$47,311	$35,889
Professional services	16,798	16,559
Total revenue	64,109	52,448
Cost of revenue:
Subscription	11,933	9,865
Professional services	20,098	16,153
Total cost of revenue	32,031	26,018
Gross profit	32,078	26,430
Operating expenses:
Research and development	17,015	12,062
Sales and marketing	25,501	21,780
General and administrative	10,445	9,411
Total operating expenses	52,961	43,253
Loss from operations	(20,883)	(16,823)
Interest and other income (expense), net	535	(673)
Loss before income taxes	(20,348)	(17,496)
Income tax provision	(244)	(293)
Net loss	(20,592)	(17,789)
Comprehensive loss:
Foreign currency translation adjustment	(75)	(79)
Unrealized gain on available-for-sale securities	24	—
Comprehensive loss	$(20,643)	$(17,868)
Net loss per share attributable to common stockholders, basic and diluted	$(0.19)	$(0.40)
Weighted-average shares outstanding used in calculating net loss per share attributable to common stockholders, basic and diluted	108,821	44,886
(1) See Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements for a summary of adjustments related to the adoption of Topic 606.
See notes to unaudited condensed consolidated financial statements.

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

									Accumulated		Total
	Convertible		Class A		Class B		Additional	Related	Other	Accumulated	Stockholders'
	Preferred Stock		Common Stock		Common Stock		Paid-in	Party	Comprehensive	Deficit	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Income	As Adjusted¹	As Adjusted¹
Balance, January 31, 2018	61,984	$6	—	$—	30,524	$3	$286,152	$(1,281)	$471	$(234,713)	$50,638
Conversion of convertible preferred stock to common stock in connection with initial public offering	(61,984)	(6)	—	—	61,984	6	—	—	—	—	—
Issuance of common stock in connection with initial public offering, net of underwriting discounts and issuance costs	—	—	12,650	1	—	—	159,999	—	—	—	160,000
Issuance of common stock upon exercise of stock options	—	—	—	—	1,968	1	4,025	—	—	—	4,026
Lapse of restrictions on common stock related to early exercise of stock options	—	—	—	—	—	—	833	—	—	—	833
Stock-based compensation	—	—	—	—	—	—	4,601	—	—	—	4,601
Related party notes receivable	—	—	—	—	—	—	—	(4,338)	—	—	(4,338)
Other comprehensive loss	—	—	—	—	—	—	—	—	(79)	—	(79)
Net loss	—	—	—	—	—	—	—	—	—	(17,789)	(17,789)
Balance, April 30, 2018	—	$—	12,650	$1	94,476	$10	$455,610	$(5,619)	$392	$(252,502)	$197,892

								Accumulated
	Convertible		Class A		Class B		Additional	Other		Total
	Preferred Stock		Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 31, 2019	—	$—	77,119	$8	32,575	$3	$488,776	$481	$(307,454)	$181,814
Conversion of Class B common stock to Class A common stock	—	—	7,909	—	(7,909)	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	(7)	—	1,247	—	4,846	—	—	4,846
Lapse of restrictions on common stock related to early exercise of stock options	—	—	—	—	—	—	205	—	—	205
RSU releases	—	—	76	—	51	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	7,959	—	—	7,959
Deferred offering costs	—	—	—	—	—	—	38	—	—	38
Other comprehensive loss	—	—	—	—	—	—	—	(51)	—	(51)
Net loss	—	—	—	—	—	—	—	—	(20,592)	(20,592)
Balance, April 30, 2019	—	$—	85,097	$8	25,964	$3	$501,824	$430	$(328,046)	$174,219
(1) See Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements for a summary of adjustments related to the adoption of Topic 606. The cumulative effect adjustment to Accumulated Deficit and Total Stockholders' Equity related to the adoption of Topic 606 as of January 31, 2018 was a credit of $24.0 million primarily related to deferred commissions.
See notes to unaudited condensed consolidated financial statements.

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2019	2018
		As Adjusted¹
Cash flows from operating activities:
Net loss	$(20,592)	$(17,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,508	1,953
Stock-based compensation	7,959	4,601
Provision for doubtful accounts	1,344	1,195
Amortization of deferred commissions	2,306	1,817
Other	(511)	—
Changes in operating assets and liabilities:
Accounts receivable	4,453	3,181
Prepaid expenses and other current assets	(1,037)	(2,113)
Deferred commissions	(1,924)	(2,874)
Other assets	(1,440)	(1,995)
Accounts payable	4	1,030
Accrued expenses and other current liabilities	909	1,936
Accrued employee liabilities	3,638	(318)
Deferred revenue	1,477	1,102
Other long-term liabilities	(1,256)	448
Net cash used in operating activities	(2,162)	(7,826)
Cash flows from investing activities:
Purchases of property and equipment	(1,676)	(1,764)
Purchases of short-term investments	(67,705)	—
Sales of short-term investments	3,496	—
Maturities of short-term investments	55,900	—
Net cash used in investing activities	(9,985)	(1,764)
Cash flows from financing activities:
Payments under capital leases	—	(236)
Proceeds from issuance of common stock upon exercise of stock options	4,846	5,749
Payments of offering costs	—	(1,892)
Proceeds from initial public offering, net of underwriters’ discounts and commissions	—	164,703
Payments under related party notes receivable	—	(4,344)
Repurchases of unvested common stock	(40)	(6)
Net cash provided by financing activities	4,806	163,974
Effect of exchange rates on cash and cash equivalents and restricted cash	(75)	(78)
Net (decrease) increase in cash and cash equivalents and restricted cash	(7,416)	154,306
Cash and cash equivalents and restricted cash, beginning of period	70,024	53,363
Cash and cash equivalents and restricted cash, end of period	$62,608	$207,669
Supplemental disclosure of non-cash investing and financing activities:
Lapse in restrictions on early exercised common stock options	$205	$833
Property and equipment purchases accrued or in accounts payable	$288	$35
Deferred offering costs payable or accrued but not paid	$—	$2,181
Reconciliation of cash and cash equivalents and restricted cash within the unaudited condensed consolidated balance sheets to the amounts shown in the unaudited condensed consolidated statements of cash flows above:

Cash and cash equivalents	$62,608	$202,514
Restricted cash, current	—	220
Restricted cash, net of current portion	—	4,935
Total cash and cash equivalents and restricted cash	$62,608	$207,669
(1) See Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements for a summary of adjustments related to the adoption of Topic 606.
See notes to unaudited condensed consolidated financial statements.

ZUORA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Overview and Basis of Presentation
Description of Business
Zuora, Inc. was incorporated in the state of Delaware in 2006 and began operations in 2007. Zuora’s fiscal year ends on January 31. Zuora is headquartered in San Mateo, California.
The Company provides software that enables companies across multiple industries and geographies to launch, manage or transform to a subscription business model. Architected specifically for dynamic, recurring subscription business models, Zuora's cloud-based software functions as an intelligent subscription management hub that automates and orchestrates the entire subscription order-to-revenue process, including billing and revenue recognition. Zuora's solution enables businesses to easily change pricing and packaging for products and services to grow and scale, to efficiently comply with revenue recognition standards, and to build meaningful relationships with their subscribers.
References to Zuora, “Company”, “our”, or “we” in these notes refer to Zuora, Inc. and its subsidiaries on a consolidated basis.
Initial Public Offering
In April 2018, the Company completed an initial public offering (IPO), in which the Company issued and sold an aggregate of 12.7 million shares of its newly authorized Class A common stock at a price to the public of $14.00 per share. The shares sold included 1.7 million shares pursuant to the exercise by the underwriters of an option to purchase additional shares. The Company received aggregate net proceeds of $159.7 million from the IPO after deducting underwriting discounts and commissions and payments of offering costs.
Prior to the completion of the IPO, 30.5 million shares of common stock then outstanding were reclassified as Class B common stock, and all shares of convertible preferred stock outstanding immediately prior to the IPO were converted into 62.0 million shares of Class B common stock on a one-to-one basis. During fiscal 2019, 63.5 million shares were converted from Class B to Class A common stock.
Basis of Presentation and Principles of Consolidation
Effective February 1, 2019, the Company adopted the requirements of Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) issued by the Financial Accounting Standards Board (FASB), as Discussed in Note 2. Topic 606 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers which requires the deferral of incremental costs of obtaining a contract with a customer. Collectively, the Company refers to Topic 606 and Subtopic 340-40 as "Topic 606" or the "new standard." The Company adopted the standard using the full retrospective adoption method. Consequently, all amounts and disclosures set forth in this Quarterly Report on Form 10-Q, including historical amounts, have been adjusted on a full retrospective basis to comply with the new standard.
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
The unaudited condensed consolidated balance sheet as of January 31, 2019 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheets, statements of comprehensive loss, statements of cash flows and statements of stockholders' equity for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending January 31, 2020 or any future period.

The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2019, filed with the Securities and Exchange Commission (SEC) on April 18, 2019 (Annual Report).
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the unaudited condensed consolidated financial statements, as well as reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates. The Company’s most significant estimates and assumptions are related to revenue recognition with respect to the determination of the relative selling prices for the Company’s services; estimates of the useful life of benefits of commissions; determination of the fair value of the Company’s common stock for valuation of the Company’s stock-based awards issued prior to the completion of the IPO; valuation of the Company’s stock-based awards; estimates of allowance for doubtful accounts; estimates of the fair value of goodwill, intangible assets and other long-lived assets; and the valuation of deferred income tax assets and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ materially from these estimates under different assumptions or conditions.
Foreign Currency
The functional currencies of the Company’s foreign subsidiaries are the respective local currencies. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income within the unaudited condensed consolidated balance sheets. Foreign currency transaction gains and losses are included in interest and other income (expense), net in the unaudited condensed consolidated statements of comprehensive loss and were not material for the three months ended April 30, 2019 or 2018. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average exchange rate during the period, and equity balances are translated using historical exchange rates.
Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
The Company’s significant accounting policies are discussed in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2019, filed with the Securities and Exchange Commission (SEC) on April 18, 2019. There have been no significant changes to these policies during the three months ended April 30, 2019, except for the accounting policies for revenue recognition and deferred commissions that were updated as a result of adopting Topic 606, as discussed below.
Revenue Recognition
Adoption of Topic 606
Effective February 1, 2019, the Company adopted the provisions and expanded disclosure requirements of Topic 606 using the full retrospective method. Accordingly, the results for the prior comparable period were adjusted to conform to the current period measurement and recognition of results.
The impact of Topic 606 on reported revenue results was not material. Topic 606, however, modified the Company’s revenue recognition policy in the following ways:

•	Removal of the limitation on contingent revenue, which can result in revenue for certain multi-element customer contracts being recognized differently during the contract term;

•	Allocation of discounts over the entire committed contract period, which have affected transactions where customer commitments increased or where discounts fluctuated over the contract term;

•
The treatment of revenue recognition related to on-premise term licenses. The Company has a limited number of on-premise term licenses. Under Topic 606, the Company recognizes the revenue on these licenses when the software is delivered to the customer, which is typically at the beginning of the contract term. In the past the Company recognized revenue for on-premise term licenses ratably over the contract term; and

•	Allocation between periods and between subscription revenues and professional services revenues driven by changes mandated by Topic 606 for the treatment of material rights.
Revenue Recognition Policy
The Company generates revenue primarily from two sources: (1) subscription services, which is comprised of revenue from subscription fees from customers accessing the Company’s cloud-based software; and (2) professional services and other revenue.
With the adoption of Topic 606, revenue is recognized upon satisfaction of performance obligations in an amount that reflects the consideration the Company expects to receive in exchange for those products or services.
The Company determines the amount of revenue to be recognized through application of the following steps:

◦	Identification of the contract, or contracts with a customer;

◦	Identification of the performance obligations in the contract;

◦	Determination of the transaction price;

◦	Allocation of the transaction price to the performance obligations in the contract; and

◦	Recognition of revenue when or as the Company satisfies the performance obligations.
The Company’s subscription service arrangements are typically non-cancelable for a pre-specified subscription term and do not typically contain refund-type provisions.
Subscription Services
Subscription services revenues are primarily comprised of fees that provide customers with access to the Company's cloud-based software during the term of the arrangement. Cloud-based services typically allow customers to use the Company's multi-tenant software without taking possession of the software. Revenue is generally recognized ratably over the contract term beginning on the commencement date of each contract, which is the date the Company’s cloud-based software is made available to customers.
Leeyo Legacy On-Premise Arrangements
The Company acquired Leeyo Software, Inc. (Leeyo) in May 2017 and inherited some legacy on-premise license arrangements. These licenses are primarily term based and bundled with related maintenance (PCS). Revenue for the software license is generally recognized at the beginning of the contract term and the PCS is recognized ratably over the contract term.
Subscription and on-premise license agreements generally have terms ranging from one to three years and are invoiced to customers annually or quarterly in advance upon execution of the contract or subsequent renewals. Amounts that have been invoiced are recorded in accounts receivable and in either deferred revenue or revenue in the Company's consolidated financial statements, depending on whether the underlying performance obligation has been satisfied.
Professional Services and Other Revenue
Professional services and other revenues consists primarily of fees from consultation services to support configuration, data migration, and integration. The Company’s professional services contracts are either on a time and materials or fixed fee basis. The underlying revenues are recognized as the services are rendered for time and materials contracts or on a proportional performance basis for fixed price contracts. Training revenues are recognized as the services are performed.
Significant Judgments - Contracts with Multiple Performance Obligations
The Company enters into contracts with its customers that often include cloud-based software subscriptions and professional services performance obligations. A performance obligation is a commitment in a contract with a customer to transfer products or services that are distinct. Determining whether products and services are distinct performance obligations that should be accounted for separately or combined as one unit of accounting may require significant judgment.
The Company's cloud-based software products are distinct as such services are often sold separately. In determining whether professional services are distinct, the Company considers the following factors for each professional services agreement: availability of the services from other vendors, the nature of the professional services, the timing of when the professional services contract was signed in comparison to the cloud-based software, start date and the contractual dependence of the cloud-based software on the customer’s satisfaction with the professional services work. To date, the Company has concluded that all of the professional services included in contracts with multiple performance obligations are distinct.
The Company allocates the transaction price to each performance obligation on a relative standalone selling price (SSP) basis. The SSP is the estimated price at which the Company would sell a promised product or service separately to a customer. Judgment is required to determine the SSP for each distinct performance obligation.
The Company establishes SSP for both its subscription services and professional services elements primarily by considering the actual sales prices of the element when sold on a stand-alone basis or when sold together with other elements.
When the Company is unable to rely on actual observable sales inputs, it determines SSP based on overarching pricing objectives and strategies, taking into consideration market conditions and other factors, including customer size, volume purchased, market and industry conditions, product-specific factors and historical sales of the deliverables.
Deferred commissions
The Company capitalizes sales commission expenses and associated payroll taxes paid to internal sales personnel that are incremental to obtaining customer contracts. These costs are deferred and then amortized over the expected period of benefit, which is estimated to be five years. The Company has determined the period of benefit taking into consideration several factors including the expected subscription term and expected renewals of its customer contracts, the duration of its relationships with its customers, and its technology. Amortization expense is included in sales and marketing expenses in the accompanying unaudited condensed consolidated statements of comprehensive loss.
Contract Assets
Subscription services revenue is generally recognized ratably over the contract term beginning on the commencement date of each contract. Under Topic 606, the timing and amount of revenue recognition may differ in certain situations from the revenue recognized under previous accounting guidance, which included a contingent revenue rule that limited subscription revenue to the customer invoice amount for the period of service (collectively billings). Under Topic 606, the Company records a contract asset when revenue recognized on a contract exceeds the billings for the period. Contract assets are included in prepaid expenses and other current assets in the Company's unaudited condensed consolidated balance sheets. The total value of the Company's contract assets as of April 30, 2019 and January 31, 2019 was $4.3 million and $4.2 million, respectively.
For further detail regarding the Company's remaining performance obligations please refer to Note 10. Deferred Revenue and Performance Obligations.

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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the guidance in topic ASC 840, Leases. Under the new standard, lessees will be required to record a right-of-use asset and a lease liability for all leases, with certain exceptions, on their balance sheets. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company expects to adopt ASU 2016-02 for its fiscal year ending January 31, 2020 and interim periods thereafter. The Company is currently evaluating its lease portfolio and expects the adoption of this standard to have a material impact on its consolidated balance sheets.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method rather than the incurred loss model for recognizing credit losses. Additionally, any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted. The Company has not yet adopted ASU 2016-13 and does not expect the adoption to have a significant impact on its consolidated financial statements.
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
Recent Accounting Pronouncements—Adopted
In January 2016, the FASB issued ASU No. 2016-01 (Subtopic 825-10), Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. The Company adopted ASU 2016-01 effective February 1, 2019 and the adoption did not have a significant impact on its unaudited condensed consolidated financial statements.
In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. Under existing U.S. GAAP, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted. When deferred tax balances related to items originally recorded in accumulated other comprehensive income are adjusted, certain tax effects become stranded in accumulated other comprehensive income. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings (accumulated deficit) for stranded income tax effects resulting from the Tax Cuts and Jobs Act (the Tax Reform Act). The amendments in this ASU also require certain disclosures about stranded income tax effects. The Company’s provisional adjustments recorded in the fiscal year ended January 31, 2018 to account for the impact of the Tax Reform Act did not result in stranded tax effects. The Company adopted ASU 2018-02 effective February 1, 2019, and the adoption of the standard did not have a significant impact on its unaudited condensed consolidated financial statements.
In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting. The guidance expands the scope of the topic to include share-based payments granted to non-employees in exchange for goods or services. Upon adoption, the fair value of awards granted to non-employees will be determined as of the grant date, which will be recognized over the service period. Previous guidance required the awards to be remeasured at fair value periodically when determining the related expense. The Company adopted ASU 2018-07 effective February 1, 2019 and the adoption of the standard did not have an impact on its unaudited condensed consolidated financial statements.
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that have become redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company adopted this release effective February 1, 2019.
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and has modified the standard thereafter. This standard replaces existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. The Company adopted ASU 2014-09 ("Topic 606" or the "new standard"), effective February 1, 2019, using the full retrospective method of transition.
The impacts of adopting Topic 606 on the Company's consolidated financial statements is shown in the tables below. The primary impacts on revenue are an increased number of allocations of arrangement consideration between subscription and professional services and the recognition of discounts evenly across the term for multiple year subscription arrangements. Both of these impacts are primarily due to the elimination of the contingent revenue rule. There was an impact due to a change in the recognition of legacy on-premise term deals inherited during the Company's acquisition of Leeyo which requires more revenue being recognized at the beginning of the license term as opposed to evenly over the term. In addition to impacting the way that the Company recognizes revenue, the new standard also impacts the accounting for incremental commission costs of obtaining contracts. Under the new standard, the Company defers all incremental commission costs to obtain the contract and amortize these costs on a straight-line basis over the period of economic benefit which has been determined to be five years.
The adoption of the new standard does not have significant impact on U.S. taxes due to the full valuation allowance against the deferred tax asset. However, the deferral of incremental commissions for foreign employees  increased foreign deferred tax liabilities which will be realized over the period of the deferred commission amortization.
The adoption of Topic 606 required the Company to record a contract asset related to certain transactions acquired as part of the acquisition of Leeyo in the second quarter of fiscal 2018. The creation of this new contract asset affected the valuation of customer relationships intangibles recorded at the time of the acquisition. Consequently, the Company reduced the value of the customer intangible and increased goodwill in the adjusted consolidated balance sheets as a result of the adoption of Topic 606.

The following table summarizes the cumulative impact of adopting Topic 606 on line items within the unaudited condensed consolidated balance sheet (in thousands):

	January 31, 2019
	As Reported Under ASC 605	Topic 606 Adjustment	As Adjusted Under ASC 606
Assets
Deferred commissions, current portion	$—	$8,616	$8,616
Prepaid expenses and other current assets¹	10,414	4,218	14,632
Deferred commissions, net of current portion	—	18,664	18,664
Purchased intangibles, net	9,042	(1,646)	7,396
Goodwill	20,861	(3,229)	17,632
Liabilities
Deferred revenue, current portion	90,565	(3,781)	86,784
Deferred revenue, net of current portion	406	(294)	112
Deferred tax liabilities	—	1,877	1,877
Equity
Accumulated deficit	(336,275)	28,821	(307,454)
(1) Prepaid expenses and other current assets includes the impact of contract assets.
The following table summarizes the impact of adopting Topic 606 on line items within the unaudited condensed consolidated statement of comprehensive loss (in thousands):

	Three Months Ended April 30, 2018
	As Reported Under ASC 605	Topic 606 Adjustment	As Adjusted Under ASC 606
Revenue
Subscription	$36,114	$(225)	$35,889
Professional services	15,630	929	16,559
Total revenues	51,744	704	52,448
Gross profit	25,726	704	26,430
Sales and marketing	22,837	(1,057)	21,780
Total operating expenses	44,310	(1,057)	43,253
Loss from operations	(18,584)	1,761	(16,823)
Loss before income taxes	(19,257)	1,761	(17,496)
Income tax provision	(190)	(103)	(293)
Net loss	$(19,447)	$1,658	$(17,789)
Comprehensive loss	$(19,526)	$1,658	$(17,868)
Net loss per share attributable to common shareholders, basic and diluted	$(0.43)		$(0.40)
Weighted-average common shares outstanding used in calculating net loss per share, basic and diluted	44,886		44,886

Note 3. Investments
The amortized costs, unrealized gains and losses and estimated fair values of the Company’s short-term investments as of April 30, 2019 were as follows (in thousands):

	April 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$41,671	$20	$—	$41,691
Corporate bonds	27,549	12	(1)	27,560
Commercial paper	47,447	—	—	47,447
Total short-term investments	$116,667	$32	$(1)	$116,698
There were no material realized gains or losses from sales of marketable securities and there were no material reclassifications out of accumulated other comprehensive income into investment income during the three months ended April 30, 2019. The Company does not believe that any unrealized losses represent other-than-temporary impairments based on its evaluation of available evidence. All securities had stated effective maturities of one year or less. The company had no short-term investments during the three months ended April 30, 2018.
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

The following tables summarize the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis (in thousands):

	April 30, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$51,943	$—	$—	$51,943
Commercial paper	—	3,499	—	3,499
Total cash equivalents	$51,943	$3,499	$—	$55,442
Short-term investments:
U.S. government securities	$—	$41,691	$—	$41,691
Corporate bonds	—	27,560	—	27,560
Commercial paper	—	47,447	—	47,447
Total short-term investments	$—	$116,698	$—	$116,698

	January 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$61,201	$—	$—	$61,201
Short-term investments:
U.S. government securities	$—	$17,951	$—	$17,951
Corporate bonds	—	34,302	—	34,302
Commercial paper	—	55,655	—	55,655
Total short-term investments	$—	$107,908	$—	$107,908
Restricted cash:
Money market funds	$2,084	$—	$—	$2,084
The carrying amounts of certain financial instruments, including cash held in bank accounts, accounts receivable, accounts payable, and accrued expenses, approximate fair value due to their relatively short maturities. The carrying amount of debt approximates fair value due to its floating interest rate.
Note 5. Deferred Commissions
Deferred commissions, related to incremental costs of obtaining customer contracts, were $26.9 million and $27.3 million as of April 30, 2019 and January 31, 2019 (as adjusted), respectively. Amortization expense for deferred commissions for the three months ended April 30, 2019 and 2018 (as adjusted) was $2.3 million and $1.8 million, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

Note 6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	April 30, 2019	January 31, 2019
		As Adjusted¹
Contract assets	$4,262	$4,218
Prepaid software subscriptions	3,893	4,797
Prepaid rent	1,743	991
Prepaid insurance	1,070	790
Taxes	438	579
Prepaid hosting costs	202	1,251
Other	4,126	2,006
Total	$15,734	$14,632
(1) See Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements for a summary of adjustments related to the adoption of Topic 606.
Note 7. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	April 30, 2019	January 31, 2019
Servers	$16,059	$14,972
Computer equipment	10,455	10,109
Software	11,211	10,770
Leasehold improvements	5,082	5,010
Furniture and fixtures	2,518	2,523
Vehicles	110	109
	45,435	43,493
Less accumulated depreciation and amortization	(25,860)	(23,868)
Total	$19,575	$19,625
Depreciation and amortization expense related to property and equipment, which includes amortization of capitalized internal-use software, was $2.0 million and $1.3 million for the three months ended April 30, 2019 and 2018, respectively. Depreciation and amortization expense is included in operating expenses and cost of revenue in the accompanying unaudited condensed consolidated statements of comprehensive loss.
As of April 30, 2019 and January 31, 2019, capitalized internal-use software costs were $4.4 million and $4.3 million, respectively. Internal-use software amortization was $0.4 million and $0.3 million for the three months ended April 30, 2019 and 2018, respectively, and was recorded to cost of subscription revenue.

Note 8. Purchased Intangible Assets
The following table summarizes the purchased intangible asset balances (in thousands):

	April 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$7,697	$(4,331)	$3,366
Customer relationships	4,287	(1,421)	2,866
Trade names	909	(249)	660
Total	$12,893	$(6,001)	$6,892

	January 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$7,697	$(4,045)	$3,652
Customer relationships (as adjusted)¹	4,287	(1,236)	3,051
Trade names	909	(216)	693
Total	$12,893	$(5,497)	$7,396
(1) See Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements for a summary of adjustments related to the adoption of Topic 606.
Amortization expense related to purchased intangible assets was approximately $0.5 million and $0.7 million for the three months ended April 30, 2019 and 2018, respectively. Amortization expense related to purchased intangible assets is included in cost of subscription revenue in the accompanying unaudited condensed consolidated statements of comprehensive loss.
Note 9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	April 30, 2019	January 31, 2019
Accrued goods and services taxes	$3,063	$3,098
Accrued outside services and consulting	2,095	2,089
Accrued taxes	1,718	1,651
Accrued hosting and third party license fees	1,298	1,073
Employee early exercised stock options	262	436
Other accrued expenses	5,542	5,863
Total	$13,978	$14,210
Note 10. Deferred Revenue and Performance Obligations
Subscription revenue recognized during the three months ended April 30, 2019 and 2018 (as adjusted) that was included in the deferred revenue balances at the beginning of the respective periods was $37.6 million and $27.9 million, respectively. Professional service and other revenue recognized in the same periods from deferred revenue balances at the beginning of the respective periods was not material.
As of April 30, 2019, total remaining noncancelable performance obligations under the Company's subscription contracts with customers was approximately $234.6 million, including $85.3 million of deferred revenue, and the Company expects to recognize revenue on approximately 62% of these remaining performance obligations over the next 12 months, with the balance to be recognized thereafter. Revenue from the remaining performance obligations for professional service and other contracts as of April 30, 2019 was not material.
Note 11. Geographical Information
Disaggregation of Revenue
Revenue by country, based on the customer’s address at the time of sale, was as follows (in thousands):

	Three Months Ended April 30,
	2019	2018
		As Adjusted¹
United States	$44,446	$37,785
Others	19,663	14,663
Total	$64,109	$52,448
Percentage of revenue by geographic area:
United States	69%	72%
Other	31%	28%
(1) See Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements for a summary of adjustments related to the adoption of Topic 606.
Other than the United States, no individual country exceeded 10% of total revenue for the three months ended April 30, 2019 and 2018.
Note 12. Debt
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
Revolving Loan. The Debt Agreement allows the Company to borrow up to $30.0 million in revolving loans until October 2021. Advances drawn down under the revolving loan incur interest at the WSJ Prime Rate minus 1.00% which is due monthly on any amounts drawn down, with the principal due at maturity. Any outstanding amounts must be fully repaid on or before October 2021. The Company is required to pay an annual fee of $20,000 on this revolving loan, regardless of any amounts drawn down. As of April 30, 2019, the Company had not drawn down any amounts under this revolving loan.
Term Loan. The Debt Agreement allows the Company to borrow $15.0 million in term loans, which was drawn down in June 2017 to partially finance the acquisition of Leeyo. Any outstanding amounts under the term loan accrue interest at the WSJ Prime rate minus 1.00% which is due monthly through June 2019. The interest rate was 4.50% as of April 30, 2019. Beginning with the term loan payment due on July 1, 2019, the Company is required to make equal monthly payments of principal and interest over 36 months until the term loan is repaid. The Company may prepay all outstanding principal and accrued interest at any time without penalty. The Company will incur a fee of 1.5% of the original principal amount of the term loan, or $225,000, upon the earlier to occur of prepayment or the termination of the facility. As of April 30, 2019 and January 31, 2019, the Company had $13.5 million outstanding under the term loan.
Both the revolving loan and the term loan are subject to a certain financial covenant to maintain an adjusted quick ratio of no less than 1.10:1.00. As of April 30, 2019, the Company was in compliance with this financial covenant. The Debt Agreement also imposes certain limitations with respect to lines of business, mergers, investments and acquisitions, additional indebtedness, distributions, guarantees, liens, and encumbrances. The Company was also in compliance with these restrictions as of April 30, 2019.
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
Note 13. Income Taxes
The following table reflects the Company's income tax provision, pretax loss and effective tax rate for the periods presented (in thousands, except percentages):

	Three Months Ended April 30,
	2019	2018
		As Adjusted¹
Loss before income taxes	$20,348	$17,496
Income tax provision	$244	$293
Effective tax rate	(1.2)%	(1.7)%
(1) See Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements for a summary of adjustments related to the adoption of Topic 606.
The effective tax rates differ from the statutory rates primarily as a result of no benefit on pretax losses incurred in the United States, as the Company has determined that the benefit of the losses is not more likely than not to be realized.
Note 14. Stockholders’ Equity
Preferred Stock
As of April 30, 2019, the Company had authorized 10 million shares of preferred stock, each with a par value of $0.0001 per share. As of April 30, 2019, no shares of preferred stock were issued and outstanding.
Common Stock
Prior to Zuora's IPO, which was effective in April 2018, all shares of common stock then outstanding were reclassified into Class B common stock. Shares offered and sold in the IPO consisted of newly authorized shares of Class A common stock.
As of April 30, 2019, the Company had authorized 500 million shares of Class A common stock and 500 million shares of Class B common stock, each with a par value of $0.0001 per share. As of April 30, 2019, 85.1 million shares of Class A common stock and 26.0 million shares of Class B common stock were issued and outstanding.
Holders of Class A and Class B common stock are entitled to one vote per share and ten votes per share, respectively, and the shares of Class A common stock and Class B common stock are identical, except for voting and conversion rights.
Accumulated Other Comprehensive Income
Components of accumulated other comprehensive income were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain on Available-for-Sale Securities	Total
Balance, January 31, 2019	$474	$7	$481
Foreign currency translation adjustment	(75)	—	(75)
Unrealized gain on available-for-sale securities	—	24	24
Balance, April 30, 2019	$399	$31	$430
There were no material reclassifications out of accumulated other comprehensive income during the three months ended April 30, 2019. Additionally, there was no material tax impact on the amounts presented.
Note 15. Employee Stock Plans
Equity Incentive Plans
In March 2018, the Company’s Board of Directors adopted and its stockholders approved the 2018 Equity Incentive Plan (2018 Plan). The 2018 Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, RSUs, performance awards, and stock bonuses. As of April 30, 2019, approximately 15.9 million shares of Class A common stock were reserved and available for issuance under the 2018 Plan. In addition, as of April 30, 2019, 13.4 million stock options and RSUs exercisable or settleable for Class B common stock were outstanding in the aggregate under the Company’s 2006 Stock Plan (2006 Plan) and 2015 Equity Incentive Plan (2015 Plan), which plans were terminated in May 2015 and April 2018, respectively. The 2006 Plan and 2015 Plan continue to govern outstanding equity awards granted thereunder.
Stock Options
The following table summarizes stock option activity and related information (in thousands except exercise price and contractual term):

	Shares Subject To Outstanding Stock Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of January 31, 2019	14,784	$4.81	7.41	$249,119
Granted	136	23.64
Exercised	(1,247)	3.89
Forfeited	(316)	5.49
Balance as of April 30, 2019	13,357	5.07	7.34	227,939
Exercisable as of April 30, 2019	12,987	4.71	7.34	225,864
Vested and expected to vest as of April 30, 2019	12,925	4.99	7.30	221,533
The weighted average grant date fair value per share of options granted during the three months ended April 30, 2019, and 2018 was $9.87 and $6.75, respectively. The aggregate intrinsic value of options exercised during the three months ended April 30, 2019 and 2018 was $20.7 million, and $12.0 million, respectively. As of April 30, 2019, there was $23.1 million of unrecognized compensation cost related to unvested stock options, which was expected to be recognized over the next 2.2 years.
The Company used the Black-Scholes option-pricing model to estimate the fair value of its stock options granted with the following assumptions:

	Three Months Ended April 30,
	2019	2018
Fair value of common stock	$23.64	$12.28
Expected volatility	39.0%	39.2% - 40.9%
Expected term (years)	6.1	5.1 - 6.4
Risk-free interest rate	2.5%	2.6% - 2.7%
Expected dividend yield	—	—
Options Subject to Early Exercise
At the discretion of the Company’s Board of Directors, certain options may be exercisable immediately at the date of grant but are subject to a repurchase right, under which the Company may buy back any unvested shares at the lower of their original exercise price or then current fair market value in the event of an employee’s termination prior to vesting. The consideration received for an exercise of an unvested option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The liabilities are reclassified into equity as the awards vest. As of April 30, 2019 and January 31, 2019, the Company had $0.4 million and $0.7 million, respectively, recorded in accrued expenses and other current liabilities, and other long-term liabilities, related to early exercises of options to acquire 0.1 million and 0.2 million shares of common stock, respectively.
RSU and Restricted Stock Award Activity
The following table summarizes RSU and restricted stock award activity and related information for the three months ended April 30, 2019 (in thousands except grant date fair value):

	Number of RSU and Restricted Shares Outstanding	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2019	3,063	13.89
Granted	332	23.64
Vested	(364)	9.06
Forfeited	(63)	17.83
Balance as of April 30, 2019	2,968	15.50
As of April 30, 2019, there was $37.7 million of unrecognized compensation cost related to unvested RSUs and restricted stock awards, which is expected to be recognized over the next 2.4 years.
2018 Employee Stock Purchase Plan
In March 2018, the Company's Board of Directors adopted and its stockholders approved the 2018 Employee Stock Purchase Plan (ESPP). A total of 3.2 million shares of Class A common stock were reserved and available for issuance under the ESPP as of April 30, 2019. The ESPP provides for 24-month offering periods beginning June 15 and December 15 of each year, and each offering period will consist of four six-month purchase periods, except for the initial offering period that began on April 11, 2018 and will end on June 14, 2020, and which first purchase period occurred on December 14, 2018. On each purchase date, ESPP participants will purchase shares of the Company’s Class A common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Class A common stock on the offering date or (2) the fair market value of the Class A common stock on the purchase date.
As of April 30, 2019, there was approximately $4.7 million of unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized over the next 1.6 years.
The Company estimated the fair value of ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

Three Months Ended April 30, 2018
Fair value of common stock	$14.00
Expected volatility	24.6% - 29.9%
Expected term (in years)	0.7 - 2.2
Risk-free interest rate	2.0% - 2.4%
Expected dividend yield	—
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories in the accompanying unaudited condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended April 30,
	2019	2018
Cost of subscription revenue	$493	$323
Cost of professional services revenue	1,359	1,031
Research and development	3,191	1,048
Sales and marketing	1,852	1,590
General and administrative	1,064	609
Total stock-based compensation expense	$7,959	$4,601
Note 16. Commitments and Contingencies
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
In March 2019, the Company entered into a new operating lease agreement for approximately 100,000 square feet of office space located in Redwood Shores, California that will replace its existing headquarters in San Mateo, CA. The initial rental rate is $446,460 per month with seven months of free rent in the first year, with annual increases of three percent (3%). The initial lease term, which commences upon the earlier of the date the Company moves into the space (estimated to be December 2019) or January 1, 2020, is 127 months, with an option to renew for an additional seven years at the then prevailing rental rate.
As of April 30, 2019, the Company had operating leases for its offices in the United States and other locations around the world. The initial lease term for these facilities ranged from approximately two to eleven years and includes approximately 262,000 square feet of space. In connection with these leased facilities, the Company had bank issued irrevocable letters of credit on the leases of $5.1 million outstanding as of April 30, 2019. During the three months ended April 30, 2019, cash that had been previously restricted in connection with the Company's letters of credit was released from restriction by the bank.
Deferred rent was $2.9 million and $3.0 million as of April 30, 2019 and January 31, 2019, respectively, and is included in accrued expenses and other current liabilities and other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. Rent expense was $2.5 million and $1.8 million for the three months ended April 30, 2019 and 2018, respectively.
As of April 30, 2019, the future minimum lease payments under operating leases by fiscal year were as follows (in thousands):

Operating Leases
Remainder of 2020	$7,316
2021	8,545
2022	11,679
2023	11,649
2024	9,579
Thereafter	42,022
Total future lease commitments	$90,790
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
(c) Other Contractual Obligations
As of April 30, 2019, the Company had a contractual obligation to purchase $3.1 million in cloud computing services from one of its vendors by September 30, 2019.
Note 17. Net Loss Per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Three Months Ended April 30,
	2019	2018
Numerator:
Net loss	$(20,592)	$(17,789)
Denominator:
Weighted-average common shares outstanding, basic and diluted	108,821	44,886
Net loss per share attributable to common stockholders, basic and diluted	$(0.19)	$(0.40)
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

	April 30,
	2019	2018
Issued and outstanding stock options	13,357	16,844
Unvested restricted stock issued and outstanding	1,023	1,967
Unvested RSUs issued and outstanding	1,946	828
Shares committed under ESPP	347	—
Total	16,673	19,639

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 31, 2019, filed with the SEC on April 18, 2019 (Annual Report). As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Form 10-Q and in our Annual Report. Our fiscal year ends on January 31.
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
Fiscal First Quarter Business Highlights:
We experienced sales execution challenges in the three months ended April 30, 2019. As we have recently expanded our strategic sales team to target larger, more strategic accounts, during the three months ended April

30, 2019, we experienced lower productivity from our newer sales representatives than we had anticipated. As a result, we have realigned our sales force focused on strategic accounts and added personnel to improve our sales process for strategic accounts. In addition, we announced a change to the leadership of our sales organization, with our President transitioning from his current role leading our sales organization. We are currently searching for a replacement.
In addition, as a result of the product integration between our Billing and Revpro products taking longer than expected, we temporarily paused the implementation work for existing Zuora Billing customers who purchased Zuora RevPro. This negatively impacted our operating results during the three months ended April 30, 2019.
Key business highlights during the three months ended April 30, 2019 compared to the same period last year:
•Customers with ACV exceeding $100,000 increased to 546, which represented a 24% increase compared to the three months ended April 30, 2018. While this represents an increase year-over-year, this metric was negatively impacted by the sales execution and product integration challenges described above.
•Dollar-based retention rate was 110% as of April 30, 2019. Dollar-based retention rate declined from 112% as of both January 31, 2019 and April 30, 2018.
•Customer transaction volume through Zuora's billing platform was $9.7 billion, an increase of 34% compared to the three months ended April 30, 2018.
Fiscal First Quarter Financial Performance Summary:
Our financial performance for the three months ended April 30, 2019 compared to the same period last year reflects the following:
•Subscription revenues were $47.3 million, an increase of $11.4 million, or 32%, compared to the three months ended April 30, 2018; and total revenues were $64.1 million, an increase of $11.7 million, or 22%, compared to the three months ended April 30, 2018.
•Gross profit was $32.1 million, or 50% total of revenue, compared to $26.4 million, or 50% of total revenue, in the three months ended April 30, 2018.
•Loss from operations was $20.9 million, or 33% of total revenue, compared to a loss of $16.8 million, or 32% of total revenue, in the three months ended April 30, 2018.
Key Operational and Financial Metrics
We monitor the following key operational and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:
Customers with Annual Contract Value (ACV) Equal to or Greater than $100,000
We believe our ability to enter into larger contracts is indicative of broader adoption of our solution by larger organizations. It also reflects our ability to expand our revenue footprint within our current customer base. We define ACV as the subscription revenue we would contractually expect to recognize from that customer over the next twelve months, assuming no increases or reductions in their subscriptions. We define the number of customers at the end of any particular period as the number of parties or organizations that have entered into a distinct subscription contract with us for which the term has not ended. Each party with which we have entered into a distinct subscription contract is considered a unique customer, and in some cases, there may be more than one customer within a single organization. We have increased the number of customers with ACV equal to or greater than $100,000 to 546 as of April 30, 2019, as compared to 441 customers as of April 30, 2018.
Dollar-Based Retention Rate
We believe our dollar-based retention rate is a key measure of our ability to retain and expand revenue from our customer base over time. We calculate our dollar-based retention rate as of a period end by starting with the sum of the ACV from all customers as of twelve months prior to such period end, or prior period ACV. We then calculate the sum of the ACV from these same customers as of the current period end, or current period ACV. Current period ACV includes any upsells and also reflects contraction or attrition over the trailing twelve months, but excludes revenue from new customers added in the current period. We then divide the current period ACV by the prior period ACV to arrive at our dollar-based retention rate. Our dollar-based retention rate was 110% as of April 30, 2019, compared to 112% as of January 31, 2019.
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
Topic 606 Adoption. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and has modified the standard thereafter. This standard replaces existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. We adopted Topic 606 for the fiscal year ending January 31, 2020 (i.e., effective February 1, 2019) using the full retrospective method of adoption. See Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements for more details.
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
Cost of professional services revenue. Cost of professional services revenue consists primarily of costs related to the deployment of our platform. These costs include employee compensation costs for our professional services team, allocated overhead, travel costs, and costs of outside services associated with supplementing our internal staff. Cost of providing professional services, excluding stock-based compensation, has recently been higher than associated professional services revenue. This has been primarily due to the impact of a temporary slow down in

Zuora RevPro implementations on Zuora Billings customers due to product integration challenges, which we currently anticipate to be resolved during the second half of the fiscal year ending January 31, 2020.
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
Operating Expenses
Research and development. Research and development expense consists primarily of employee compensation costs, allocated overhead, and travel costs. We capitalize research and development costs associated with the development of internal-use software and we amortize these costs over a period of approximately two to three years into cost of subscription revenue. All other research and development costs are expensed as incurred. We believe that continued investment in our platform, product integrations, and other applications is important for our growth, and as such, expect our research and development expense to continue to increase in absolute dollars for the foreseeable future but may vary as a percentage of total revenue in the near term.
Sales and marketing. Sales and marketing expense consists primarily of employee compensation costs, including commissions for our sales personnel, allocated overhead, costs of general marketing and promotional activities, and travel costs. We amortize commissions to sales and marketing expense over a period of benefit of five years. While our sales and marketing expense as a percentage of total revenue has decreased in recent periods, we expect to continue to make significant investments as we expand our customer acquisition and retention efforts. Therefore, we expect that sales and marketing expense will increase in absolute dollars but may vary as a percentage of total revenue in the near term. Further, as a result of sales execution challenges and changes expected in the sales organization, we expect some volatility in the efficiency of our sales and marketing expenses.
General and administrative. General and administrative expense consists primarily of employee compensation costs, allocated overhead, and travel costs for finance, accounting, legal, human resources, and recruiting personnel. In addition, general and administrative expense includes non-personnel costs, such as accounting fees, legal fees, and all other supporting corporate expenses not allocated to other departments. We expect to incur ongoing costs as a result of operating as a public company, including costs related to compliance and reporting obligations of public companies, and continued investment to support our growing operations. As a result, we expect our general and administrative expense to continue to increase in absolute dollars for the foreseeable future but may vary as a percentage of total revenue in the near term.
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

Results of Operations
The following tables set forth our unaudited condensed consolidated results of operations for the periods presented in dollars and as a percentage of our total revenue (in thousands):

	Three Months Ended April 30,
	2019	2018
		As Adjusted²
Revenue:
Subscription	$47,311	$35,889
Professional services	16,798	16,559
Total revenue	64,109	52,448
Cost of revenue:
Subscription¹	11,933	9,865
Professional services¹	20,098	16,153
Total cost of revenue	32,031	26,018
Gross profit	32,078	26,430
Operating expenses:
Research and development¹	17,015	12,062
Sales and marketing¹	25,501	21,780
General and administrative¹	10,445	9,411
Total operating expenses	52,961	43,253
Loss from operations	(20,883)	(16,823)
Interest and other (expense) income, net	535	(673)
Loss before income taxes	(20,348)	(17,496)
Income tax provision	(244)	(293)
Net loss	$(20,592)	$(17,789)
(1)    Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended April 30,
	2019	2018
Cost of subscription revenue	$493	$323
Cost of professional services revenue	1,359	1,031
Research and development	3,191	1,048
Sales and marketing	1,852	1,590
General and administrative	1,064	609
Total stock-based compensation expense	$7,959	$4,601

	Three Months Ended April 30,
	2019	2018
		As Adjusted²
Revenue:
Subscription	74%	68%
Professional services	26	32
Total revenue	100	100
Cost of revenue:
Subscription	19	19
Professional services	31	31
Total cost of revenue	50	50
Gross profit	50	50
Operating expenses:
Research and development	27	23
Sales and marketing	40	42
General and administrative	16	18
Total operating expenses	83	82
Loss from operations	(33)	(32)
Interest and other (expense) income, net	1	(1)
Loss before income taxes	(32)	(33)
Income tax provision	—	(1)
Net loss	(32)%	(34)%
(2) See Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements for a summary of adjustments related to the adoption of Topic 606.
Comparison of the Three Months Ended April 30, 2019 and 2018
Revenue

	Three Months Ended April 30,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscription	$47,311	$35,889	$11,422	32%
Professional services	16,798	16,559	239	1%
Total revenue	$64,109	$52,448	$11,661	22%
Percentage of revenue:
Subscription	74%	68%
Professional services	26	32
Total revenue	100%	100%
Subscription revenue increased by $11.4 million, or 32%, for the three months ended April 30, 2019 compared to the three months ended April 30, 2018. The increase in subscription revenue was primarily attributable to new customers acquired during the period and an increase in transaction volume purchases, as well as sales of additional products to our existing customers. Subscription revenue during the three months ended April 30, 2019 was negatively impacted by product integration challenges as described in the section titled “Overview-First Quarter Business Highlights.”
Professional services revenue increased by $0.2 million, or 1%, for the three months ended April 30, 2019 compared to the three months ended April 30, 2018. The growth in professional services revenue was negatively impacted by the temporary slow down in Zuora RevPro implementations for Zuora Billings customers due to the product integration challenges described above; a $1.0 million decrease in professional services related to a decline in the number of customers adopting Topic 606 in the three months ended April 30, 2019 compared to the same period last year; and the timing of our annual internal professional services training event which was held in the first quarter of fiscal 2020 as compared to the second quarter of fiscal 2019.
Cost of Revenue and Gross Margin

	Three Months Ended April 30,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$11,933	$9,865	$2,068	21%
Professional services	20,098	16,153	3,945	24%
Total cost of revenue	$32,031	$26,018	$6,013	23%
Gross margin:
Subscription	75%	73%
Professional services	(20)	2
Total gross margin	50%	50%
Cost of subscription revenue increased by $2.1 million, or 21%, for the three months ended April 30, 2019 compared to the three months ended April 30, 2018, due to an increase of $1.4 million in data center costs, $0.5 million in employee compensation costs related to increased headcount, and $0.2 million in software license costs. The increase in these costs is driven by the growth in the number of customers as well as the increase in transactional volume processed by our existing customers.
Cost of professional services revenue increased by $3.9 million, or 24%, for the three months ended April 30, 2019 compared to the three months ended April 30, 2018, due to an increase of $3.0 million in compensation costs related to increased headcount, $0.8 million in allocated overhead including facilities expansions, $0.7 million in events, partially offset by a decrease of $0.6 million in professional services.
Our gross margin for subscription services improved to 75% for the three months ended April 30, 2019 from 73% for the three months ended April 30, 2018, primarily as a result of a smaller number of allocations of consideration between subscription and professional services and from employee compensation and consulting costs growing slower than revenue.
Our gross margin for professional services decreased to (20)% for the three months ended April 30, 2019 compared to 2% for the three months ended April 30, 2018, primarily due to the impact of the above-referenced product integration challenges as well as from the timing of our annual internal professional services training event which was held in the first quarter of fiscal 2020 as compared to the second quarter of fiscal 2019.
Operating Expenses
Research and Development

	Three Months Ended April 30,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Research and development	$17,015	$12,062	$4,953	41%
Percentage of total revenue	27%	23%
Research and development expense increased by $5.0 million, or 41%, for the three months ended April 30, 2019 compared to the three months ended April 30, 2018, primarily due to an increase of $4.2 million in employee compensation costs due to increased headcount, $0.2 million in allocated overhead including facilities expansions, and $0.2 million in costs related to higher amortized internal-use software costs. The increase in headcount was driven by our continued investment in technology, innovation, and new products. Research and development expense as a percent of total revenue increased from 23% during the three months ended April 30, 2018 to 27% during the three month ended April 30, 2019. The 4% increase was driven primarily due to employee compensation costs growing faster than revenues.
Sales and Marketing

	Three Months Ended April 30,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$25,501	$21,780	$3,721	17%
Percentage of total revenue	40%	42%
Sales and marketing expense increased by $3.7 million, or 17%, for the three months ended April 30, 2019 compared to the three months ended April 30, 2018, primarily due to an increase of $3.5 million in employee compensation costs related to increased headcount, $0.7 million in allocated overhead including facilities expansions, partially offset by a decrease of $0.6 million in marketing and event costs. The increase in headcount was driven by our continued investment to acquire new customers and to grow our revenue from existing customers. Sales and marketing expense as a percent of total revenue decreased from 42% during the three months ended April 30, 2018 to 40% during the three months ended April 30, 2019. The 2% decrease was primarily driven by employee compensation costs growing slower than revenue, as well as lower marketing and events spend.
General and Administrative

	Three Months Ended April 30,
	2019	2018	$ Change	% Change
	(dollars in thousands)
General and administrative	$10,445	$9,411	$1,034	11%
Percentage of total revenue	16%	18%
General and administrative expense increased by $1.0 million, or 11%, for the three months ended April 30, 2019 compared to the three months ended April 30, 2018, primarily due to an increase of $1.9 million in employee compensation costs related to increased headcount, $0.3 million in allocated overhead including facilities expansions, and $0.2 million in software license costs, partially offset by a decrease of $1.3 million in accounting, tax and legal costs. General and administrative expense as a percent of total revenue decreased from 18% during the three months ended April 30, 2018 to 16% during the three month ended April 30, 2019. The 2% decrease was primarily due to consulting and sales tax costs related to our IPO incurred during the three months ended April 30, 2018.
Interest and Other Income (Expense), net

	Three Months Ended April 30,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Interest and other income (expense), net	$535	$(673)	$1,208	(179)%
Interest and other (expense) income, net increased by $1.2 million for the three months ended April 30, 2019 compared to the three months ended April 30, 2018, primarily due to an increase of $0.5 million from accretion on short-term investments, an increase of $0.5 million in net interest income as a result of invested cash balances, and an increase of $0.2 million in net gains related to revaluing cash, accounts receivable and payables recorded in foreign currency. We began investing our proceeds from the IPO in the second half of fiscal year 2019.
Income Tax Provision

	Three Months Ended April 30,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Income tax provision	$(244)	$(293)	$49	(17)%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the three months ended April 30, 2019 and 2018, we recorded a tax provision of $0.2 million and $0.3 million, respectively, on losses before income taxes of $20.3 million and $17.5 million, respectively. The effective tax rates for the three months ended April 30, 2019 and 2018 were (1.2)% and (1.7)%, respectively. The effective tax rate differs from the statutory rate primarily as a result of no benefit on pretax losses incurred in the United States. For the three months ended April 30, 2019 and 2018, we maintained a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.
Liquidity and Capital Resources
As of April 30, 2019, we had cash and cash equivalents and short-term investments of $179.3 million. Since inception, we have financed our operations primarily through the net proceeds we received through private sales of equity securities, payments received from customers for subscription and professional services, and borrowings from our Debt Agreement. Additionally, in April 2018 we completed our IPO in which we issued and sold an aggregate of 12.7 million shares of newly authorized Class A common stock at a price of $14.00 per share. We received aggregate net proceeds of $159.7 million from the IPO, after deducting underwriting discounts and commissions and payments of offering costs.
We believe our existing cash and cash equivalents and short-term investment balances, funds available under our Debt Agreement, and cash provided by subscriptions to our platform and related professional services will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors, including the rate of our revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings, and the continuing market adoption of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may elect to or may be required to seek additional equity or debt financing. Sales of additional equity could result in dilution to our stockholders. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies, it could reduce our ability to compete successfully and harm our results of operations.
Debt Agreement
See Note 12. Debt to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information about our Debt Agreement.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended April 30,
	2019	2018
Net cash used in operating activities	$(2,162)	$(7,826)
Net cash used in investing activities	(9,985)	(1,764)
Net cash provided by financing activities	4,806	163,974
Effect of exchange rates on cash and cash equivalents and restricted cash	(75)	(78)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(7,416)	$154,306
Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription and professional services. Our primary uses of cash from operating activities are for employee-related expenditures, marketing expenses, third-party consulting expenses, facilities costs, and third-party hosting costs.
For the three months ended April 30, 2019, net cash used in operating activities was $2.2 million, which consisted of a net loss of $20.6 million adjusted for non-cash charges of $13.6 million and net cash inflows of $4.8 million provided by changes in our operating assets and liabilities. Non-cash charges, which primarily consisted of stock-based compensation, depreciation and amortization of property and equipment and intangible assets and amortization of deferred commissions, increased compared to the same period last year primarily as a result of growth in our business operations.
For the three months ended April 30, 2018, net cash used in operating activities was $7.8 million, which consisted of a net loss of $17.8 million adjusted for non-cash charges of $9.6 million and net cash inflows of $0.4 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization of property and equipment and intangible assets, amortization of deferred commissions and provision for doubtful accounts. The changes in our operating assets and liabilities were primarily due to a $2.9 million increase in deferred commissions, a $4.1 million increase in other assets and prepaid expenses and other current assets and a $1.1 million decrease in deferred revenue, partially offset by a $3.2 million decrease in accounts receivable, net, and an increase in accrued expenses and other current liabilities and accounts payable of $3.0 million.
Investing Activities
Net cash used in investing activities for the three months ended April 30, 2019 of $10.0 million was primarily due to $8.3 million used by us to purchase additional short-term investments, and $1.7 million in purchases of property and equipment and capitalized internal-use software.
Net cash used in investing activities for the three months ended April 30, 2018 of $1.8 million was due to purchases of property and equipment and capitalized internal-use software.
Financing Activities
Cash provided by financing activities for the three months ended April 30, 2019 of $4.8 million was primarily due to stock option exercise proceeds.
Cash provided by financing activities for the three months ended April 30, 2018 of $164.0 million was primarily the result of net IPO proceeds of $162.8 million and $5.7 million in proceeds from the issuance of common stock upon exercise of employee stock options, partially offset by loans made to related parties in connection with the Leeyo acquisition of $4.3 million.
Off-Balance Sheet Arrangements
As of April 30, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Obligations and Other Commitments
Our principal commitments consist of obligations under our operating leases for office space and our Debt Agreement. The following table summarizes our contractual obligations as of April 30, 2019 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations¹	$90,790	$9,866	$20,595	$20,140	$40,189
Debt principal and interest²	14,550	4,608	9,942	—	—
Other contractual obligations³	3,130	3,130	—	—	—
	$108,470	$17,604	$30,537	$20,140	$40,189
_________________________________
(1) We lease our facilities under long-term operating leases which expire on varying dates through June 2030. The lease agreements often contain provisions which require us to pay taxes, insurance, and maintenance costs.
(2) Debt principal and interest includes amounts owed under our Debt Agreement with Silicon Valley Bank including principal, interest and a $0.2 million facility fee on the term loan. Interest payments were calculated using the applicable rate as of April 30, 2019. See Note 12. Debt of the notes to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information.
(3) As of April 30, 2019, our only other material contractual obligation was to purchase $3.1 million in cloud computing services from one of our vendors by September 30, 2019.
In March 2019, we entered into a new operating lease agreement for approximately 100,000 square feet of office space located in Redwood Shores, California that will replace our existing headquarters in San Mateo, CA. The initial rental rate is $446,460 per month with seven months of free rent in the first year, with annual increases of three percent (3%). The initial lease term, which commences upon the earlier of the date we move into the space (estimated to be December 2019) or January 1, 2020, is 127 months, with an option to renew for an additional seven years at the then prevailing rental rate.
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us, or from data breaches or intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. As of April 30. 2019, no demands had been made upon us to provide indemnification under such agreements and there were no claims that we are aware of that could have a material effect on our consolidated balance sheets, consolidated statements of operations and comprehensive loss, or consolidated statements of cash flows.
As of April 30, 2019, we had accrued liabilities related to uncertain tax positions, which are reflected in our unaudited condensed consolidated balance sheets. These accrued liabilities are not reflected in the table above since it is unclear when these liabilities will be repaid.
Critical Accounting Policies and Estimates
We prepare our unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (U.S. GAAP). In the preparation of these unaudited condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates.
See Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements of our accompanying unaudited condensed consolidated financial statements for more information.
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
Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Our sales are typically denominated in the local currency of the country in which the sale was made. The majority of our sales are made in the United States and those sales are denominated in U.S. dollars. Therefore, the portion of our revenue that is subject to significant foreign currency risk is lessened. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Europe, China, India, Japan, and Australia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. For the three months ended April 30, 2019, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our accompanying unaudited condensed consolidated financial statements.
Interest Rate Risk
We had cash and cash equivalents and short-term investments of $179.3 million as of April 30, 2019. Our cash and cash equivalents and short-term investments are held for working capital purposes. We do not make investments for trading or speculative purposes.
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
As of April 30, 2019, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents and short-term investments. Fluctuations in the value of our cash equivalents and short-term investments caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities prior to maturity. In addition, a hypothetical 10% relative change in interest rates would not have had a material impact on our operating results for the three months ended April 30, 2019.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of April 30, 2019. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of April 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.
Changes in Internal Control Over Financial Reporting

Effective February 1, 2019, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Changes were made to the relevant business processes and the related control activities, including information systems, in order to monitor and maintain appropriate controls over financial reporting. There was no other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred net losses in each fiscal year since inception, including net losses of $77.6 million, $47.2 million, and $39.1 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively. We expect to incur net losses for the foreseeable future. As of April 30, 2019, we had an accumulated deficit of $328.0 million to make significant future expenditures related to the development and expansion of our business, including increasing our overall customer base, expanding relationships with existing customers, entering new vertical markets, expanding our global footprint, leveraging global systems integrators (GSIs) to accelerate our growth, optimizing pricing and packaging, and expanding our operations and infrastructure, both domestically and internationally, and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these increased expenses. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.
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
To manage growth in our operations and personnel, we will need to continue to improve our operational, financial, and management controls and our reporting systems and procedures, as well as training and experience oversight. Failure to manage growth effectively could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new products and services or enhancing existing products and services, loss of customers, or other operational difficulties in executing sales strategies, any of which could adversely affect our business performance and operating results.
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
There is significant competition for sales personnel with the skills and technical knowledge that we require. Because our solution is often sold to large enterprises and involves long sales cycle and complex customer requirements, it is more difficult to find sales personnel with the specific skills and technical knowledge needed to sell our solution and, even if we are able to hire qualified personnel, doing so may be expensive. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of direct sales personnel to support our growth. Due to the complexities of our customer needs, new sales personnel require significant training and can take a number of months to achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect and if our new sales employees do not become fully productive on the timelines that we have projected or at all, our revenue will not increase at anticipated levels and our ability to achieve long-term projections may be negatively impacted.
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
We periodically change and make adjustments to our sales organization in response to market opportunities, competitive threats, management changes, product and service introductions or enhancements, acquisitions, sales performance, increases in sales headcount, cost levels, and other internal and external considerations. For example, in May 2019, our President stepped down from his position leading our sales organization, and we are conducting a search for his replacement. This change and any future sales organization changes may result in a temporary reduction of productivity, which could negatively affect our rate of growth. In addition, any significant change to the way we structure our compensation of our sales organization may be disruptive and may affect our revenue growth.
If we are unable to attract new customers and expand sales to existing customers our revenue growth could be slower than we expect, and our business may be adversely affected.
Our ability to achieve significant growth in revenue in the future will depend, in large part, upon our ability to attract new customers. This may be particularly challenging where an organization has already invested substantial personnel and financial resources to integrate billings and other business and financial management tools, including custom-built solutions, into its business, as such an organization may be reluctant or unwilling to invest in new products and services. As a result, selling our solution often requires sophisticated and costly sales efforts that are targeted at senior management. During the three months ended April 30, 2019, sales and marketing expenses represented approximately 40% of our total revenue. If we fail to attract new customers and fail to maintain and expand new customer relationships, our revenue may grow more slowly than we expect and our business may be adversely affected.
Our future revenue growth also depends upon expanding sales and renewals of subscriptions to our solution with existing customers. If our existing customers do not expand their use of our solution over time or do not renew their subscriptions, our revenue may grow more slowly than expected, may not grow at all, or may decline. Our success, in part, is dependent on our ability to cross-sell our Zuora Billing and Zuora RevPro products. If we experience delays in integration or implementation of these products, revenue from cross-selling may grow more slowly or may not grow at all. In the three months ended April 30, 2019, we temporarily slowed down the integration for existing Zuora Billing customers who purchased Zuora RevPro due to challenges in integrating the two products. This resulted in lower total revenues in the three months ended April 30, 2019 and resulted in us lowering our financial projections.
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
Our quarterly operating results have fluctuated in the past and may fluctuate in the future. Additionally, we have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results and subjects us to a number of uncertainties, including our ability to plan for and anticipate future growth. As a result, you should not rely upon our past quarterly operating results as indicators of future performance. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly evolving markets, such as the risks and uncertainties described herein. Our operating results in any given quarter can be influenced by numerous factors, many of which are unpredictable or are outside of our control, including:

•	our ability to maintain and grow our customer base;

•	our ability to retain and increase revenue from existing customers;

•	our ability to introduce new products and services and enhance existing products and services;

•	our ability to integrate or implement our existing products and services on a timely basis or at all;

•	our ability to deploy our products successfully within our customers' information technology ecosystems;

•	our ability to enter into larger contracts;

•	increases or decreases in subscriptions to our platform;

•	our ability to sell to large enterprise customers;

•	the transaction volume that our customers processes through our system;

•	our ability to respond to competitive developments, including pricing changes and the introduction of new products and services by our competitors;

•	the productivity of our sales force;

•	changes in the mix of products and services that our customers use;

•	the length and complexity of our sales cycles;

•	cost to develop and upgrade our solution to incorporate new technologies;

•	seasonal purchasing patterns of our customers;

•	impact of outages of our solution and reputational harm;

•	costs related to the acquisition of businesses, talent, technologies, or intellectual property, including potentially significant amortization costs and possible write-downs;

•	failures or breaches of security or privacy, and the costs associated with responding to and addressing any such failures or breaches;

•	foreign exchange fluctuations;

•
changes to financial accounting standards and the interpretation of those standards that may affect the way we recognize and report our financial results, including changes in accounting rules governing recognition of revenue;

•
the impact of changes to financial accounting standards, such as ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the interpretation of those standards on customer adoption and use of our products and services and our ability to service our customers’ needs, including through Zuora RevPro;

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
Our growth forecasts we have provided publicly may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, we cannot assure that our business will grow at similar rates, if at all.
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
The market for our revenue recognition automation software product, Zuora RevPro, is rapidly evolving as a result of the effectiveness of Topic 606, which makes it difficult to forecast adoption rates and demand for this product, and could have a material adverse effect on our business and operating results.
We began selling Zuora RevPro following our acquisition of Leeyo in May 2017. We have less experience marketing, determining pricing for, and selling Zuora RevPro, and we are still determining how to best market, price, and support adoption of this offering. We have directed, and intend to continue to direct, a significant portion of our financial and operating resources to develop and grow Zuora RevPro. The market for Zuora RevPro is rapidly evolving as a result of the effectiveness of Topic 606, the revenue recognition accounting standard that took effect for most public companies in January 2018. While we have seen a significant number of Zuora RevPro deployments associated with the effectiveness of Topic 606, it is uncertain whether Zuora RevPro will achieve and sustain high levels of demand and market acceptance. For example, during the three months ended April 30, 2019, we experienced a decline in total revenues due to a decrease in the number of customers adopting Topic 606. Our future success depends in part upon growth in this market and the ability of our Zuora RevPro product to meet the demand for revenue recognition automation solutions. We have limited experience with respect to determining the optimal prices for this solution. Companies may choose to purchase our Zuora RevPro product to comply with Topic 606 in the short-term but may develop proprietary solutions in-house or migrate toward other solutions developed by our competitors in the future. Customers may purchase Zuora RevPro as a standalone product and not purchase other core Zuora products. The rapidly evolving nature of this market, as well as other factors that are beyond our control, reduces our ability to accurately evaluate our long-term outlook and forecast annual performance. A reduction or slowdown in demand for revenue recognition automation software, caused by shifts in the marketplace, regulatory requirements, accounting standards, lack of acceptance, technological challenges, and competing solutions, could have a material adverse effect on our business, future growth, operating results, and financial condition. Moreover, in the three months ended April 30, 2019, we temporarily slowed down the integration for existing Zuora Billing customers who purchased Zuora RevPro due to challenges in integrating the two products. This resulted in lower total revenues in the three months ended April 30, 2019 and resulted in us lowering our financial projections.
Our long-term success depends, in part, on our ability to expand the sales of our solution to customers located outside of the United States. Our current international operations, and any further expansion of those operations, expose us to risks that could have a material adverse effect on our business, operating results, and financial condition.
We have been recognizing increased revenue from international sales, and we conduct our business activities in various foreign countries. We currently have operations in North America, Europe, Asia, and Australia. During the three months ended April 30, 2019 we derived approximately 31% of our total revenue from customers located outside the United States. Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple cultures, customs, legal systems, regulatory systems, and commercial infrastructures. International expansion will require us to invest significant funds and other resources. Our operations in international markets may not develop at a rate that supports our level of investment. Expanding internationally may subject us to new risks that we have not faced before or increase risks that we currently face, including risks associated with:

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
Our business strategy may, from time to time, include acquiring other complementary products, technologies, or businesses. For example, in May 2017, we acquired Leeyo. An acquisition, investment, or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of the acquired companies, particularly if the key personnel of the acquired companies choose not to work for us, if an acquired company’s software is not easily adapted to work with ours, or if we have difficulty retaining the customers of any acquired business due to changes in management or otherwise. For example, during the three months ended April 30, 2019, we encountered delays in our ability to integrate our Zuora Billing and Zuora RevPro products, and consequently had to slow down our implementations in this period for existing Zuora Billing customers who recently purchased Zuora RevPro. Acquisitions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our business. Moreover, the anticipated benefits of any acquisition, investment, or business relationship may not be realized or we may be exposed to unknown liabilities.
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
The Tax Reform Act enacted, contains significant changes to U.S. tax law, including, but not limited to, a reduction in the corporate tax rate and a new system of taxation on income earned by foreign subsidiaries. The primary impact of the new legislation on our provision for income taxes was a reduction of the future tax benefits of our deferred tax assets as a result of the reduction in the corporate tax rate. However, since we have recorded a full valuation allowance against our deferred tax assets, we do not currently anticipate that these changes will have a material impact on our accompanying consolidated financial statements. The impact of the Tax Reform Act will likely be subject to ongoing technical guidance and accounting interpretation, which we will continue to monitor and assess. As we expand the scale of our international business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, results of operations, and financial condition.
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
We adopted the requirements of Topic 606, effective February 1, 2019, using the full retrospective transition method. The adoption of the new standard is expected to have an impact on revenue and commissions expense for all periods presented.  The primary impacts on revenue are an increased number of allocations of arrangement consideration between subscription and professional services and the recognition of discounts evenly across the term for multiple year subscription arrangements. Both of these impacts are primarily due to the elimination of the contingent revenue rule. We also expect an impact due to a change in the recognition of legacy on-premise term deals inherited during our acquisition of Leeyo, which will require more revenue being recognized at the beginning of the license term as opposed to evenly over the term. In addition to impacting the way that we recognize revenue, the new standard will also impact the accounting for incremental commission costs of obtaining subscription contracts. Under the new standard, we defer all incremental commission costs to obtain the contract. We expect to amortize these costs on a straight-line basis over the period of economic benefit which has been determined to be five years.

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
Any difficulties in implementing new accounting pronouncements, including ASU 2016-02 and other pronouncements that we have not yet adopted, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. Such recent accounting pronouncements are described in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements of our Notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q.
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
The market price of our Class A common stock has been and may continue to be volatile. Since shares of our Class A were sold in our IPO in April 2018 at a price of $14.00 per share, the reported low and high sales prices of our common stock has ranged from $13.04 to $37.78, through June 10, 2019. We experienced a significant decline in our stock price following our announcement of earnings for the quarter ended April 30, 2019. In addition to factors discussed in this Form 10-Q, the market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market. The perception that these sales might occur may also cause the market price of our Class A common stock to decline. As of April 30, 2019, we had outstanding a total of 85.1 million shares of Class A common stock and 26.0 million shares of Class B common stock.
In addition, as of April 30, 2019, we had outstanding stock options and restricted stock units (RSUs) that could result in the issuance of 15.3 million shares of Class A common stock. Subject to the satisfaction of applicable vesting requirements, the shares issued upon exercise of outstanding stock options or settlement of outstanding RSUs will be available for immediate resale in the open market.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of April 30, 2019, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the outstanding shares of Class B common stock, (ii) April 16, 2028, and (iii) the date the shares of Class B common stock cease to represent at least 5% of all outstanding shares of our common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
In addition, the new revenue recognition standard, Topic 606, has introduced new and significant disclosure requirements. These disclosure obligations are prepared on the basis of estimates that can change over time and on the basis of events over which we have no control. It is possible that analysts and investors may misinterpret our disclosure or that our methods for estimating this disclosure may differ significantly from others, which could lead to inaccurate or unfavorable forecasts by analysts and investors.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds
In April 2018, we closed our initial public offering, in which we sold 12.7 million shares of Class A common stock at a price to the public of $14.00 per share, including shares sold in connection with the exercise of the underwriters’ option to purchase additional shares. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-223722), which was declared effective by the SEC on April 11, 2018. We raised aggregate net proceeds of $159.7 million from the IPO, after underwriting discounts and commissions and payments of offering costs. There has been no material change in the planned use of proceeds from our IPO as described in the Prospectus. The managing underwriters of our IPO were Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.

Item 6. Exhibits.

Exhibit Number		Incorporated By Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Lease Agreement, dated March 19, 2019, by and between Zuora, Inc., and 101 Redwood Shores LLC	8-K	001-38451	10.1	3/21/2019
10.2*	Cash Incentive Plan					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act					X
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
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

ZUORA, INC.

Date: June 11, 2019	By:	/s/ Tyler Sloat
Tyler Sloat
Chief Financial Officer (Principal Accounting and Financial Officer)