Form 10-Q
period 2019-07-31
ZUORA INC
filed 2019-09-16
CIK 1423774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2019
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

As of August 31, 2019, the Registrant had approximately 88.0 million shares of Class A common stock and 24.4 million shares of Class B common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q (Form 10-Q) to “Zuora,” “Company,” “our,” “us,” and “we” refer to Zuora, Inc. and, where appropriate, its consolidated subsidiaries.
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

•
our existing cash and cash equivalents, investment balances, funds available under our loan and security agreement, and cash provided by subscriptions to our platform and related professional services being sufficient to meet our working capital and capital expenditure needs for at least the next 12 months; and

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

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements
ZUORA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	July 31, 2019	January 31, 2019
		As Adjusted¹
Assets
Current assets:
Cash and cash equivalents	$56,551	$67,940
Short-term investments	118,065	107,908
Accounts receivable, net of allowance for doubtful accounts of $2,448 and $2,522 as of July 31, 2019 and January 31, 2019, respectively	46,905	58,258
Restricted cash, current portion	—	400
Deferred commissions, current portion	8,713	8,616
Prepaid expenses and other current assets	15,331	14,632
Total current assets	245,565	257,754
Property and equipment, net	20,381	19,625
Restricted cash, net of current portion	—	1,684
Purchased intangibles, net	6,465	7,396
Deferred commissions, net of current portion	17,696	18,664
Goodwill	17,632	17,632
Other assets	5,922	3,292
Total assets	$313,661	$326,047
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$959	$1,512
Accrued expenses and other current liabilities	13,774	14,210
Accrued employee liabilities	22,624	22,603
Debt, current portion	4,444	2,963
Deferred revenue, current portion	86,093	86,784
Total current liabilities	127,894	128,072
Debt, net of current portion	8,293	10,494
Deferred revenue, net of current portion	83	112
Deferred tax liabilities	1,877	1,877
Other long-term liabilities	3,298	3,678
Total liabilities	141,445	144,233
Commitments and contingencies (note 16)
Stockholders’ equity:
Class A common stock	8	8
Class B common stock	3	3
Additional paid-in capital	520,812	488,776
Accumulated other comprehensive income	252	481
Accumulated deficit	(348,859)	(307,454)
Total stockholders’ equity	172,216	181,814
Total liabilities and stockholders’ equity	$313,661	$326,047
(1) See Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements for a summary of adjustments related to the adoption of Topic 606.
See notes to unaudited condensed consolidated financial statements.

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
		As Adjusted¹		As Adjusted¹
Revenue:
Subscription	$50,647	$40,877	$97,958	$76,766
Professional services	19,086	16,970	35,884	33,529
Total revenue	69,733	57,847	133,842	110,295
Cost of revenue:
Subscription	12,798	10,421	24,731	20,286
Professional services	20,904	18,226	41,002	34,379
Total cost of revenue	33,702	28,647	65,733	54,665
Gross profit	36,031	29,200	68,109	55,630
Operating expenses:
Research and development	18,744	13,323	35,759	25,385
Sales and marketing	27,290	24,379	52,791	46,159
General and administrative	11,324	8,563	21,769	17,974
Total operating expenses	57,358	46,265	110,319	89,518
Loss from operations	(21,327)	(17,065)	(42,210)	(33,888)
Interest and other income (expense), net	569	(1,178)	1,104	(1,851)
Loss before income taxes	(20,758)	(18,243)	(41,106)	(35,739)
Income tax provision	(55)	(302)	(299)	(595)
Net loss	(20,813)	(18,545)	(41,405)	(36,334)
Comprehensive loss:
Foreign currency translation adjustment	(200)	417	(275)	338
Unrealized gain on available-for-sale securities	22	—	46	—
Comprehensive loss	$(20,991)	$(18,128)	$(41,634)	$(35,996)
Net loss per share attributable to common stockholders, basic and diluted	$(0.19)	$(0.18)	$(0.38)	$(0.48)
Weighted-average shares outstanding used in calculating net loss per share attributable to common stockholders, basic and diluted	110,595	105,146	109,724	75,529
(1) See Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements for a summary of adjustments related to the adoption of Topic 606.
See notes to unaudited condensed consolidated financial statements.

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Six Months Ended July 31, 2019
						Accumulated		Total
	Class A		Class B		Additional	Other	Accumulated	Stockholders'
	Common Stock		Common Stock		Paid-in	Comprehensive	Deficit	Equity
	Shares	Amount	Shares	Amount	Capital	Income	As Adjusted¹	As Adjusted¹
Balance, January 31, 2019	77,119	$8	32,575	$3	$488,776	$481	$(307,454)	$181,814
Conversion of Class B common stock to Class A common stock	10,064	—	(10,064)	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchases	(8)	—	1,811	—	7,048	—	—	7,048
Lapse of restrictions on common stock related to early exercise of stock options	—	—	—	—	306	—	—	306
Purchases of common stock under the ESPP	422	—	—	—	5,069	—	—	5,069
RSU releases	278	—	100	—	—	—	—	—
Stock-based compensation	—	—	—	—	19,575	—	—	19,575
Deferred offering costs	—	—	—	—	38	—	—	38
Other comprehensive loss	—	—	—	—	—	(229)	—	(229)
Net loss	—	—	—	—	—	—	(41,405)	(41,405)
Balance, July 31, 2019	87,875	$8	24,422	$3	$520,812	$252	$(348,859)	$172,216

	Three Months Ended July 31, 2019
						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, April 30, 2019	85,097	$8	25,964	$3	$501,824	$430	$(328,046)	$174,219
Conversion of Class B common stock to Class A common stock	2,155	—	(2,155)	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchases	(1)	—	564	—	2,202	—	—	2,202
Lapse of restrictions on common stock related to early exercise of stock options	—	—	—	—	101	—	—	101
Purchases of common stock under the ESPP	422	—	—	—	5,069	—	—	5,069
RSU releases	202	—	49	—	—	—	—	—
Stock-based compensation	—	—	—	—	11,616	—	—	11,616
Other comprehensive loss	—	—	—	—	—	(178)	—	(178)
Net loss	—	—	—	—	—	—	(20,813)	(20,813)
Balance, July 31, 2019	87,875	$8	24,422	$3	$520,812	$252	$(348,859)	$172,216
(1) See Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements for a summary of adjustments related to the adoption of Topic 606.
See notes to unaudited condensed consolidated financial statements.

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
(in thousands)
(unaudited)

	Six Months Ended July 31, 2018
									Accumulated		Total
	Convertible		Class A		Class B		Additional	Related	Other	Accumulated	Stockholders'
	Preferred Stock		Common Stock		Common Stock		Paid-in	Party	Comprehensive	Deficit	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Income	As Adjusted¹	As Adjusted¹
Balance, January 31, 2018	61,984	$6	—	$—	30,524	$3	$286,152	$(1,281)	$471	$(234,713)	$50,638
Conversion of convertible preferred stock to common stock in connection with initial public offering	(61,984)	(6)	—	—	61,984	6	—	—	—	—	—
Issuance of common stock in connection with initial public offering, net of underwriting discounts and issuance costs	—	—	12,650	1	—	—	159,999	—	—	—	160,000
Conversion of Class B common stock to Class A common stock	—	—	32,239	3	(32,239)	(4)	—	—	—	—	(1)
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	—	—	2,246	1	4,748	—	—	—	4,749
RSU releases	—	—	81	—	165	—	—	—	—	—	—
Lapse of restrictions on common stock related to early exercise of stock options	—	—	—	—	—	—	1,137	—	—	—	1,137
Deferred offering costs	—	—	—	—	—	—	(533)	—	—	—	(533)
Stock-based compensation	—	—	—	—	—	—	10,263	—	—	—	10,263
Related party notes receivable	—	—	—	—	—	—	38	(4,376)	—	—	(4,338)
Other comprehensive income	—	—	—	—	—	—	—	—	338	—	338
Net loss	—	—	—	—	—	—	—	—	—	(36,334)	(36,334)
Balance, July 31, 2018	—	$—	44,970	$4	62,680	$6	$461,804	$(5,657)	$809	$(271,047)	$185,919

	Three Months Ended July 31, 2018
									Accumulated		Total
	Convertible		Class A		Class B		Additional	Related	Other	Accumulated	Stockholders'
	Preferred Stock		Common Stock		Common Stock		Paid-in	Party	Comprehensive	Deficit	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Income	As Adjusted¹	As Adjusted¹
Balance, April 30, 2018	—	$—	12,650	$1	94,476	$10	$455,610	$(5,619)	$392	$(252,502)	$197,892
Conversion of Class B common stock to Class A common stock	—	—	32,239	3	(32,239)	(4)	—	—	—	—	(1)
Issuance of common stock upon exercise of stock options	—	—	—	—	278	—	723	—	—	—	723
RSU releases	—	—	81	—	165	—	—	—	—	—	—
Lapse of restrictions on common stock related to early exercise of stock options	—	—	—	—	—	—	304	—	—	—	304
Deferred offering costs	—	—	—	—	—	—	(533)	—	—	—	(533)
Stock-based compensation	—	—	—	—	—	—	5,662	—	—	—	5,662
Related party notes receivable	—	—	—	—	—	—	38	(38)	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	417	—	417
Net loss	—	—	—	—	—	—	—	—	—	(18,545)	(18,545)
Balance, July 31, 2018	—	$—	44,970	$4	62,680	$6	$461,804	$(5,657)	$809	$(271,047)	$185,919
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

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2019	2018
		As Adjusted¹
Cash flows from operating activities:
Net loss	$(41,405)	$(36,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,164	4,495
Stock-based compensation	19,575	10,263
Provision for doubtful accounts	2,252	2,512
Amortization of deferred commissions	4,656	3,740
Other	(887)	144
Changes in operating assets and liabilities:
Accounts receivable	9,101	5,198
Prepaid expenses and other current assets	(2,411)	(1,786)
Deferred commissions	(3,785)	(5,847)
Other assets	(813)	(1,881)
Accounts payable	(665)	159
Accrued expenses and other current liabilities	(1,113)	2,626
Accrued employee liabilities	21	3,275
Deferred revenue	(720)	2,515
Other long-term liabilities	(78)	699
Net cash used in operating activities	(11,108)	(10,222)
Cash flows from investing activities:
Purchases of property and equipment	(4,242)	(6,690)
Purchases of short-term investments	(103,073)	—
Sales of short-term investments	3,496	—
Maturities of short-term investments	90,400	—
Business combinations, net of cash acquired	—	(247)
Net cash used in investing activities	(13,419)	(6,937)
Cash flows from financing activities:
Payments under capital leases	—	(464)
Proceeds from issuance of common stock upon exercise of stock options	7,048	6,665
Payments of offering costs	—	(4,272)
Proceeds of issuance of common stock under employee stock purchase plan	5,069	—
Proceeds from initial public offering, net of underwriters’ discounts and commissions	—	164,703
Payments under related party notes receivable	—	(4,344)
Repurchases of unvested common stock	(47)	(6)
Principal payments on long-term debt	(741)	(417)
Payments related to business combination	—	(12,558)
Net cash provided by financing activities	11,329	149,307
Effect of exchange rates on cash and cash equivalents and restricted cash	(275)	338
Net (decrease) increase in cash and cash equivalents and restricted cash	(13,473)	132,486
Cash and cash equivalents and restricted cash, beginning of period	70,024	53,363
Cash and cash equivalents and restricted cash, end of period	$56,551	$185,849
Supplemental disclosure of non-cash investing and financing activities:
Lapse of restrictions on common stock related to early exercise of stock options	$306	$1,137
Property and equipment purchases accrued or in accounts payable	$899	$1,069
Deferred offering costs payable or accrued but not paid	$—	$337
Property and equipment acquired under capital leases	$—	$2,335
Reconciliation of cash and cash equivalents and restricted cash within the unaudited condensed consolidated balance sheets to the amounts shown in the unaudited condensed consolidated statements of cash flows above:

Cash and cash equivalents	$56,551	$179,195
Restricted cash, current	—	1,770
Restricted cash, net of current portion	—	4,884
Total cash and cash equivalents and restricted cash	$56,551	$185,849
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
Basis of Presentation and Principles of Consolidation
Effective February 1, 2019, the Company adopted the requirements of Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) issued by the Financial Accounting Standards Board (FASB), as Discussed in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements. Topic 606 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers which requires the deferral of incremental costs of obtaining a contract with a customer. Collectively, the Company refers to Topic 606 and Subtopic 340-40 as "Topic 606" or the "new standard." The Company adopted the standard using the full retrospective adoption method. Consequently, all amounts and disclosures set forth in this Quarterly Report on Form 10-Q, including historical amounts, have been adjusted on a full retrospective basis to comply with the new standard.
The accompanying unaudited condensed consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. All intercompany balances and transactions have been eliminated in consolidation.
The unaudited condensed consolidated balance sheet as of January 31, 2019 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheets, statements of comprehensive loss, statements of cash flows and statements of stockholders' equity for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending January 31, 2020 or any future period.
The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2019, filed with the Securities and Exchange Commission (SEC) on April 18, 2019 (Annual Report).
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the unaudited condensed consolidated financial statements, as well as reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates. The Company’s most significant estimates and assumptions are related to revenue recognition with respect to the determination of the standalone selling prices for the Company’s services; estimates of the useful life of benefits of commissions; determination of the fair value of the Company’s common stock for valuation of the Company’s stock-based awards issued prior to the completion of the IPO; valuation of the Company’s stock-based awards; estimates of allowance for doubtful accounts; estimates of the fair value of goodwill, intangible assets and other long-lived assets; and the valuation of deferred income tax assets and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ materially from these estimates under different assumptions or conditions.
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
Foreign currency transaction gains and losses are included in Interest and other income (expense), net in the unaudited condensed consolidated statements of comprehensive loss and were not material for the three and six months ended July 31, 2019 and 2018.
Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
The Company’s significant accounting policies are discussed in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2019, filed with the Securities and Exchange Commission (SEC) on April 18, 2019. There have been no significant changes to these policies during the six months ended July 31, 2019, except for the accounting policies for revenue recognition and deferred commissions that were updated as a result of adopting Topic 606, as discussed below.
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
Deferred commissions
The Company capitalizes sales commission expenses and associated payroll taxes paid to internal sales personnel that are incremental to obtaining customer contracts. These costs are deferred and then amortized over the expected period of benefit, which is estimated to be five years. The Company has determined the period of benefit taking into consideration several factors including the expected subscription term and expected renewals of its customer contracts, the duration of its relationships with its customers, and its technology. Amortization expense is included in Sales and marketing in the accompanying unaudited condensed consolidated statements of comprehensive loss.
Contract Assets
Subscription services revenue is generally recognized ratably over the contract term beginning on the commencement date of each contract. Under Topic 606, the timing and amount of revenue recognition may differ in certain situations from the revenue recognized under previous accounting guidance, which included a contingent revenue rule that limited subscription revenue to the customer invoice amount for the period of service (collectively billings). Under Topic 606, the Company records a contract asset when revenue recognized on a contract exceeds the billings for the period. Contract assets are included in Prepaid expenses and other current assets and Other assets in the Company's unaudited condensed consolidated balance sheets. The total value of the Company's contract assets as of July 31, 2019 and January 31, 2019 was $4.2 million.
For further detail regarding the Company's remaining performance obligations please refer to Note 10. Deferred Revenue and Performance Obligations.

Recent Accounting Pronouncements—Not Yet Adopted
Under the Jumpstart Our Business Startups Act (JOBS Act), the Company qualifies as an “emerging growth company.” However, the Company will no longer qualify as an emerging growth company beginning as of January 31, 2020. While the Company maintains emerging growth company status, it has elected to use the extended transition period for complying with new or revised accounting standards under the JOBS Act. The adoption dates discussed below reflect this election.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method rather than the incurred loss model for recognizing credit losses. Additionally, any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. The Company expects to adopt ASU 2016-13 for its fiscal year ending January 31, 2021, including interim periods within that fiscal year. The Company is currently evaluating the impact of adopting this standard and does not expect its adoption to have a significant impact on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which amends ASC 820, Fair Value Measurement. The standard no longer requires disclosure of the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted-average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for interim and annual periods beginning after December 15, 2019. The Company expects to adopt ASU 2018-13 for its fiscal year ending January 31, 2021, including interim periods within that fiscal year. The Company is currently evaluating the impact of adopting this standard and does not expect the adoption to have a significant impact on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for annual periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. The Company expects to adopt ASU 2018-15 for its fiscal year ending January 31, 2022, and interim periods following that fiscal year. The Company is currently evaluating the impact of adopting this standard and does not expect the adoption to have a significant impact on its consolidated financial statements.
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
In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. Under existing GAAP, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted. When deferred tax balances related to items originally recorded in accumulated other comprehensive income are adjusted, certain tax effects become stranded in accumulated other comprehensive income. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings (accumulated deficit) for stranded income tax effects resulting from the Tax Cuts and Jobs Act (the Tax Reform Act). The amendments in this ASU also require certain disclosures about stranded income tax effects. The Company’s provisional adjustments recorded in the fiscal year ended January 31, 2018 to account for the impact of the Tax Reform Act did not result in stranded tax effects. The Company adopted ASU 2018-02 effective February 1, 2019, and the adoption of the standard did not have a significant impact on its unaudited condensed consolidated financial statements.
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
The adoption of Topic 606 did not have significant impact on U.S. taxes due to the full valuation allowance against the deferred tax asset. However, the deferral of incremental commissions for foreign employees  increased foreign deferred tax liabilities which will be realized over the period of the deferred commission amortization.
The adoption of Topic 606 required the Company to record a contract asset related to certain transactions acquired as part of the acquisition of Leeyo in the second quarter of fiscal 2018. The creation of this new contract asset affected the valuation of customer relationships intangibles recorded at the time of the acquisition. Consequently, the Company reduced the value of the customer intangible and decreased goodwill in the unaudited adjusted condensed consolidated balance sheet as a result of the adoption of Topic 606.

The following table summarizes the adjustments on affected line items of the unaudited adjusted condensed consolidated balance sheet resulting from the adoption of Topic 606 (in thousands):

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
The following tables summarize the adjustments on affected line items of the unaudited adjusted condensed consolidated statements of comprehensive loss resulting from the adoption of Topic 606 (in thousands):

	Three Months Ended July 31, 2018
	As Reported Under ASC 605	Topic 606 Adjustment	As Adjusted Under ASC 606
Revenue
Subscription	$41,470	$(593)	$40,877
Professional services	16,284	686	16,970
Total revenues	57,754	93	57,847
Gross profit	29,107	93	29,200
Sales and marketing	25,429	(1,050)	24,379
Total operating expenses	47,315	(1,050)	46,265
Loss from operations	(18,208)	1,143	(17,065)
Loss before income taxes	(19,386)	1,143	(18,243)
Income tax provision	(201)	(101)	(302)
Net loss	(19,587)	1,042	(18,545)
Comprehensive loss	$(19,170)	$1,042	$(18,128)
Net loss per share attributable to common stockholders, basic and diluted	$(0.19)	$0.01	$(0.18)

	Six Months Ended July 31, 2018
	As Reported Under ASC 605	Topic 606 Adjustment	As Adjusted Under ASC 606
Revenue
Subscription	$77,584	$(818)	$76,766
Professional services	31,914	1,615	33,529
Total revenues	109,498	797	110,295
Gross profit	54,833	797	55,630
Sales and marketing	48,266	(2,107)	46,159
Total operating expenses	91,625	(2,107)	89,518
Loss from operations	(36,792)	2,904	(33,888)
Loss before income taxes	(38,643)	2,904	(35,739)
Income tax provision	(391)	(204)	(595)
Net loss	(39,034)	2,700	(36,334)
Comprehensive loss	$(38,696)	$2,700	$(35,996)
Net loss per share attributable to common stockholders, basic and diluted	$(0.52)	$0.04	$(0.48)
Note 3. Investments
The amortized costs, unrealized gains and losses and estimated fair values of the Company’s short-term investments as of July 31, 2019 were as follows (in thousands):

	July 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$45,847	$46	$(2)	$45,891
Corporate bonds	24,183	12	(3)	24,192
Commercial paper	47,982	—	—	47,982
Total short-term investments	$118,012	$58	$(5)	$118,065
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
There were no material realized gains or losses from sales of marketable securities that were reclassified out of accumulated other comprehensive income into investment income during the three and six months ended July 31, 2019. The Company does not believe that any unrealized losses represent other-than-temporary impairments based on its evaluation of available evidence. All securities had stated effective maturities of one year or less. The company had no short-term investments during the six months ended July 31, 2018.

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
The following tables summarize the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis (in thousands):

	July 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$45,053	$—	$—	$45,053
Short-term investments:
U.S. government securities	$—	$45,891	$—	$45,891
Corporate bonds	—	24,192	—	24,192
Commercial paper	—	47,982	—	47,982
Total short-term investments	$—	$118,065	$—	$118,065

	January 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$61,201	$—	$—	$61,201
Short-term investments:
U.S. government securities	$—	$17,951	$—	$17,951
Corporate bonds	—	34,302	—	34,302
Commercial paper	—	55,655	—	55,655
Total short-term investments	$—	$107,908	$—	$107,908
Restricted cash:
Money market funds	$2,084	$—	$—	$2,084
The carrying amounts of certain financial instruments, including cash held in bank accounts, accounts receivable, accounts payable, and accrued expenses, approximate fair value due to their relatively short maturities. The carrying amount of debt approximates fair value due to its floating interest rate.

Note 5. Deferred Commissions
Deferred commissions, related to incremental costs of obtaining customer contracts, were $26.4 million and $27.3 million as of July 31, 2019 and January 31, 2019 (as adjusted), respectively. Amortization expense for deferred commissions was $2.3 million and $4.7 million for the three and six months ended July 31, 2019, respectively, and $1.9 million and $3.7 million for the three and six months ended July 31, 2018 (as adjusted), respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
Note 6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	July 31, 2019	January 31, 2019
		As Adjusted¹
Contract assets	$3,578	$4,218
Prepaid software subscriptions	3,541	4,797
Prepaid insurance	1,764	790
Prepaid hosting costs	1,684	1,251
Prepaid rent	1,356	991
Taxes	433	579
Other	2,975	2,006
Total	$15,331	$14,632
(1) See Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements for a summary of adjustments related to the adoption of Topic 606.
Note 7. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	July 31, 2019	January 31, 2019
Servers	$16,410	$14,972
Software	12,397	10,770
Computer equipment	10,862	10,109
Leasehold improvements	5,906	5,010
Furniture and fixtures	2,626	2,523
Vehicles	112	109
	48,313	43,493
Less accumulated depreciation and amortization	(27,932)	(23,868)
Total	$20,381	$19,625
Depreciation and amortization expense related to property and equipment, which includes amortization of capitalized internal-use software, was $2.2 million and $4.2 million for the three and six months ended July 31, 2019, respectively, and $1.7 million and $2.9 million for the three and six months ended July 31, 2018, respectively. Depreciation and amortization expense is included in Operating expenses and Cost of revenue in the accompanying unaudited condensed consolidated statements of comprehensive loss.
As of July 31, 2019 and January 31, 2019, capitalized internal-use software costs were $5.2 million and $4.3 million, respectively. Internal-use software amortization recorded to cost of subscription revenue was $0.4 million and $0.8 million for the three and six months ended July 31, 2019, respectively, and $0.3 million and $0.6 million for the three and six months ended July 31, 2018, respectively.

Note 8. Purchased Intangible Assets
The following table summarizes the purchased intangible asset balances (in thousands):

	July 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$7,697	$(4,607)	$3,090
Customer relationships	4,287	(1,539)	2,748
Trade names	909	(282)	627
Total	$12,893	$(6,428)	$6,465

	January 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$7,697	$(4,045)	$3,652
Customer relationships (as adjusted)¹	4,287	(1,236)	3,051
Trade names	909	(216)	693
Total	$12,893	$(5,497)	$7,396
(1) See Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements for a summary of adjustments related to the adoption of Topic 606.
Amortization expense related to purchased intangible assets was approximately $0.4 million and $0.9 million for the three and six months ended July 31, 2019, respectively, and $0.6 million and $1.2 million for the three and six months ended July 31, 2018, respectively. Amortization expense related to purchased intangible assets is included in Cost of subscription revenue in the accompanying unaudited condensed consolidated statements of comprehensive loss.
Note 9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	July 31, 2019	January 31, 2019
Accrued goods and services taxes	$3,020	$3,098
Accrued outside services and consulting	2,337	2,089
Accrued taxes	1,624	1,651
Accrued hosting and third party license fees	1,332	1,073
Employee early exercised stock options	192	436
Other accrued expenses	5,269	5,863
Total	$13,774	$14,210
Note 10. Deferred Revenue and Performance Obligations
Subscription revenue recognized during the three and six months ended July 31, 2019 that was included in the deferred revenue balances at the beginning of the respective periods was $41.4 million and $59.8 million, respectively, and was $28.6 million and $41.0 million for the three and six months ended July 31, 2018 (as adjusted), respectively. Professional service and other revenue recognized in the same periods from deferred revenue balances at the beginning of the respective periods was not material.

As of July 31, 2019, total remaining noncancelable performance obligations under the Company's subscription contracts with customers was approximately $238.8 million, including $85.5 million of deferred revenue, and the Company expects to recognize revenue on approximately 64% of these remaining performance obligations over the next 12 months, with the balance to be recognized thereafter. Revenue from the remaining performance obligations for professional service and other contracts as of July 31, 2019 was not material.
Note 11. Geographical Information
Disaggregation of Revenue
Revenue by country, based on the customer’s address at the time of sale, was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
		As Adjusted¹		As Adjusted¹
United States	$48,030	$41,853	$92,476	$79,638
Others	21,703	15,994	41,366	30,657
Total	$69,733	$57,847	$133,842	$110,295
Percentage of revenue by geographic area:
United States	69%	72%	69%	72%
Other	31%	28%	31%	28%
(1) See Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements for a summary of adjustments related to the adoption of Topic 606.
Other than the United States, no individual country exceeded 10% of total revenue for the three or six months ended July 31, 2019 and 2018.
Note 12. Debt
In June 2017, the Company and certain of its subsidiaries entered into a loan and security agreement with Silicon Valley Bank that includes a revolving and term loan facility. In October 2018, the agreement was amended (Debt Agreement) to, among other things, increase the revolving loan availability to $30.0 million (from $10 million), lower the borrowing costs under both the revolving and term loans to the prime rate published by the Wall Street Journal (WSJ Prime Rate) minus 1.00%, extend the interest only repayment period under the term loan until June 2019, after which time principal and interest are due in thirty-six (36) equal monthly installments, extend the revolving loan maturity date until October 2021, and extend the latest term loan maturity date until June 2022. The Company accounted for this amendment as a debt modification and will recognize the unamortized fees related to the Debt Agreement over the duration of the term loan.
Revolving Loan. The Debt Agreement allows the Company to borrow up to $30.0 million in revolving loans until October 2021. Advances drawn down under the revolving loan incur interest at the WSJ Prime Rate minus 1.00% which is due monthly on any amounts drawn down, with the principal due at maturity. Any outstanding amounts must be fully repaid on or before October 2021. The Company is required to pay an annual fee of $20,000 on this revolving loan, regardless of any amounts drawn down. As of July 31, 2019, the Company had not drawn down any amounts under this revolving loan.
Term Loan. The Debt Agreement allows the Company to borrow $15.0 million in term loans, which was drawn down in June 2017 to partially finance the acquisition of Leeyo. Any outstanding amounts under the term loan accrue interest at the WSJ Prime rate minus 1.00%. The interest rate was 4.50% as of July 31, 2019. The Company is required to make equal monthly payments of principal and interest over 36 months until the term loan is repaid in June 2022. The Company may prepay all outstanding principal and accrued interest at any time without penalty. The Company will incur a fee of 1.5% of the original principal amount of the term loan, or $225,000, upon the earlier to occur of prepayment or the termination of the facility. As of July 31, 2019, the Company had $12.7 million outstanding under the term loan.

Both the revolving loan and the term loan are subject to a certain financial covenant to maintain an adjusted quick ratio of no less than 1.10:1.00. As of July 31, 2019, the Company was in compliance with this financial covenant. The Debt Agreement also imposes certain limitations with respect to lines of business, mergers, investments and acquisitions, additional indebtedness, distributions, guarantees, liens, and encumbrances. The Company was also in compliance with these restrictions as of July 31, 2019.
The Company incurred transaction costs and fees payable to the lender related to the issuance of the term loan. The amount, net of amortization, is immaterial and reduces the carrying amount of the term loan presented under Debt, current portion and Debt, net of current portion in the Company's unaudited condensed consolidated balance sheets.
The Company’s indebtedness under the Debt Agreement is secured by a lien on substantially all of its assets, including its intellectual property.
Note 13. Income Taxes
The following table reflects the Company's income tax provision, pretax loss and effective tax rate for the periods presented (in thousands, except percentages):

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
		As Adjusted¹		As Adjusted¹
Loss before income taxes	$20,758	$18,243	$41,106	$35,739
Income tax provision	$55	$302	$299	$595
Effective tax rate	(0.3)%	(1.7)%	(0.7)%	(1.7)%
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
Note 14. Stockholders’ Equity
Preferred Stock
As of July 31, 2019, the Company had authorized 10 million shares of preferred stock, each with a par value of $0.0001 per share. As of July 31, 2019, no shares of preferred stock were issued and outstanding.
Common Stock
Prior to Zuora's IPO, which was effective in April 2018, all shares of common stock then outstanding were reclassified into Class B common stock. Shares offered and sold in the IPO consisted of newly authorized shares of Class A common stock.
As of July 31, 2019, the Company had authorized 500 million shares of Class A common stock and 500 million shares of Class B common stock, each with a par value of $0.0001 per share. As of July 31, 2019, 87.9 million shares of Class A common stock and 24.4 million shares of Class B common stock were issued and outstanding.
Holders of Class A and Class B common stock are entitled to one vote per share and ten votes per share, respectively, and the shares of Class A common stock and Class B common stock are identical, except for voting and conversion rights.

Accumulated Other Comprehensive Income
Components of accumulated other comprehensive income were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain on Available-for-Sale Securities	Total
Balance, January 31, 2019	$474	$7	$481
Foreign currency translation adjustment	(275)	—	(275)
Unrealized gain on available-for-sale securities	—	46	46
Balance, July 31, 2019	$199	$53	$252
There were no material reclassifications out of accumulated other comprehensive income during the three and six months ended July 31, 2019. Additionally, there was no material tax impact on the amounts presented.
Note 15. Employee Stock Plans
Equity Incentive Plans
In March 2018, the Company’s Board of Directors adopted and its stockholders approved the 2018 Equity Incentive Plan (2018 Plan). The 2018 Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, RSUs, performance awards, and stock bonuses. As of July 31, 2019, approximately 16.1 million shares of Class A common stock were reserved and available for issuance under the 2018 Plan. In addition, as of July 31, 2019, 12.4 million stock options and RSUs exercisable or settleable for Class B common stock were outstanding in the aggregate under the Company’s 2006 Stock Plan (2006 Plan) and 2015 Equity Incentive Plan (2015 Plan), which plans were terminated in May 2015 and April 2018, respectively. The 2006 Plan and 2015 Plan continue to govern outstanding equity awards granted thereunder.
Stock Options
The following table summarizes stock option activity and related information (in thousands, except weighted-average exercise price and average remaining contractual term):

	Shares Subject To Outstanding Stock Options	Weighted-Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of January 31, 2019	14,784	$4.81	7.41	$249,119
Granted	1,446	21.16
Exercised	(1,811)	3.89
Forfeited	(846)	6.78
Balance as of July 31, 2019	13,573	6.55	6.93	124,260
Exercisable as of July 31, 2019	11,964	4.70	6.70	123,370
Vested and expected to vest as of July 31, 2019	13,119	6.37	6.89	121,744
The weighted-average grant date fair value per share of options granted during the three and six months ended July 31, 2019 was $8.22 and $8.38, respectively, and was $6.85 and $6.76 for the three and six months ended July 31, 2018, respectively. The aggregate intrinsic value of options exercised during the three and six months ended July 31, 2019 was $6.7 million, and $27.3 million, respectively, and was $5.9 million and $17.9 million for the three and six months ended July 31, 2018, respectively. As of July 31, 2019, there was $27.5 million of unrecognized compensation cost related to unvested stock options, which was expected to be recognized over the next 2.4 years.

The Company used the Black-Scholes option-pricing model to estimate the fair value of its stock options granted with the following assumptions:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Fair value of common stock	$15.41 - $22.10	$19.63	$15.41 - $23.64	$12.28 - $19.63
Expected volatility	35.0% - 38.5%	29.9%	35.0% - 39.0%	29.9% - 40.9%
Expected term (years)	6.1 - 6.3	6.0 - 6.1	6.1 - 6.3	5.1 - 6.4
Risk-free interest rate	2.1% - 2.4%	2.9%	2.1% - 2.5%	2.6% - 2.9%
Expected dividend yield	—	—	—	—
Options Subject to Early Exercise
At the discretion of the Company’s Board of Directors, certain options may be exercisable immediately at the date of grant but are subject to a repurchase right, under which the Company may buy back any unvested shares at the lower of their original exercise price or then current fair market value in the event of an employee’s termination prior to vesting. The consideration received for an exercise of an unvested option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The liabilities are reclassified into equity as the awards vest. As of July 31, 2019 and January 31, 2019, the Company had $0.3 million and $0.7 million, respectively, recorded in accrued expenses and other current liabilities, and other long-term liabilities, related to early exercises of options to acquire 0.1 million shares of common stock, respectively.
RSU and Restricted Stock Award Activity
The following table summarizes RSU and restricted stock award activity and related information for the six months ended July 31, 2019 (in thousands, except weighted-average grant date fair value):

	Number of RSU and Restricted Shares Outstanding	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2019	3,063	$13.89
Granted	2,570	21.10
Vested	(851)	11.54
Forfeited	(254)	20.43
Balance as of July 31, 2019	4,528	18.06
As of July 31, 2019, there was $67.1 million of unrecognized compensation cost related to unvested RSUs and restricted stock awards, which is expected to be recognized over the next 2.8 years.
2018 Employee Stock Purchase Plan
In March 2018, the Company's Board of Directors adopted and its stockholders approved the 2018 Employee Stock Purchase Plan (ESPP). A total of 2.8 million shares of Class A common stock were reserved and available for issuance under the ESPP as of July 31, 2019. The ESPP provides for 24-month offering periods beginning June 15 and December 15 of each year, and each offering period contains four six-month purchase periods. On each purchase date, ESPP participants will purchase shares of the Company’s Class A common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Class A common stock on the offering date or (2) the fair market value of the Class A common stock on the purchase date.
As of July 31, 2019, there was approximately $5.3 million of unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized over the next 1.9 years.

The Company estimated the fair value of ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

	Three and Six Months Ended July 31, 2019	Three and Six Months Ended July 31, 2018
Fair value of common stock	$14.73	$14.00
Expected volatility	36.0% - 42.6%	24.6% - 29.9%
Expected term (in years)	0.5 - 2.0	0.7 - 2.2
Risk-free interest rate	1.9% - 2.2%	2.0% - 2.4%
Expected dividend yield	—	—
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories in the accompanying unaudited condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Cost of subscription revenue	$811	$433	$1,304	$756
Cost of professional services revenue	1,984	1,399	3,343	2,430
Research and development	4,484	1,416	7,674	2,464
Sales and marketing	2,491	1,522	4,343	3,112
General and administrative	1,846	892	2,911	1,501
Total stock-based compensation expense	$11,616	$5,662	$19,575	$10,263
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
In March 2019, the Company entered into a new operating lease agreement for approximately 100,000 square feet of office space located in Redwood Shores, California that will replace its existing headquarters in San Mateo, California. The initial rental rate is $446,460 per month with seven months of free rent in the first year, with annual increases of three percent (3%). The initial lease term is 127 months and commences upon the earlier of the date the Company moves into the space or January 1, 2020, and includes an option to renew for an additional seven years at the then prevailing rental rate.
As of July 31, 2019, the Company had operating leases for its offices in the United States and other locations around the world. The initial lease term for these facilities ranged from approximately one to eleven years and includes approximately 268,000 square feet of space. In connection with these leased facilities, the Company had bank issued irrevocable letters of credit on the leases of $5.1 million outstanding as of July 31, 2019.
Deferred rent was $2.8 million and $3.0 million as of July 31, 2019 and January 31, 2019, respectively, and is included in Accrued expenses and other current liabilities and Other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. Rent expense was $2.8 million and $5.3 million for the three and six months ended July 31, 2019, respectively, and $2.7 million and $4.4 million for the three and six months ended July 31, 2018, respectively.

As of July 31, 2019, the future minimum lease payments under operating leases by fiscal year were as follows (in thousands):

Operating Leases
Remainder of 2020	$5,209
2021	8,570
2022	11,579
2023	11,552
2024	9,574
Thereafter	42,022
Total future lease commitments	$88,506
(b) Legal Proceedings
From time to time, the Company may be subject to legal proceedings, as well as demands, claims and threatened litigation. Other than the matters described below, we are not currently party to any material legal proceedings or claims, nor are we aware of any pending or threatened litigation or claims that could have a material adverse effect on our business, operating results, cash flows, or financial condition should such litigation or claim be resolved unfavorably. The outcomes of our legal proceedings and other contingencies are inherently unpredictable, subject to significant uncertainties, and could be material to our operating results and cash flows for a particular period. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
Shareholder Litigation
On June 14, 2019, a securities class action lawsuit was filed in the U.S. District Court for the Northern District of California naming the Company and certain of its officers as defendants. The complaint purports to bring suit on behalf of shareholders who purchased or otherwise acquired the Company’s securities between April 12, 2018 and May 30, 2019. The complaint alleges that defendants made false and misleading statements about the Company’s business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (Exchange Act), and seeks unspecified compensatory damages, fees and costs. On September 9, 2019, the district court appointed the lead plaintiff and lead counsel. The Company believes the plaintiff’s allegations are without merit and intends to defend vigorously against the claims. Given the procedural posture and the nature of this lawsuit, including that the proceedings are in the early stages, the Company is unable to estimate the reasonably possible loss or range of loss, if any, that may result from this matter.
On September 10, 2019, two shareholder derivative lawsuits were filed in the U.S. District Court for the Northern District of California against certain of the Company’s directors and executive officers and naming the Company as a nominal defendant. The derivative actions allege claims based on events similar to those in the securities class action and assert causes of action against the individual defendants for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and for making false and misleading statements about the Company’s business, operations, and prospects in violation of Section 14(a) of the Exchange Act. Plaintiffs seek corporate reforms, unspecified damages and restitution, and fees and costs. Given the procedural posture and the nature of the litigation, including that the proceedings are in the early stages, the Company is unable to estimate the reasonably possible loss or range of loss, if any, that may result from these matters.

Note 17. Net Loss Per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
		As Adjusted¹		As Adjusted¹
Numerator:
Net loss	$(20,813)	$(18,545)	$(41,405)	$(36,334)
Denominator:
Weighted-average common shares outstanding, basic and diluted	110,595	105,146	109,724	75,529
Net loss per share attributable to common stockholders, basic and diluted	$(0.19)	$(0.18)	$(0.38)	$(0.48)
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

	July 31,
	2019	2018
Issued and outstanding stock options	13,573	16,449
Unvested restricted stock issued and outstanding	787	1,731
Unvested RSUs issued and outstanding	3,741	772
Shares committed under ESPP	130	225
Total	18,231	19,177
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
Fiscal Second Quarter Business Highlights:
In the second quarter of fiscal 2020, we focused on addressing the sales execution and product integration challenges that we previously disclosed in our earnings materials and Quarterly Report on Form 10-Q for the first quarter of fiscal 2020.
We launched sales execution initiatives in the second quarter including: re-organizing our sales organization to better leverage experienced leaders; enhancing our sales approach to more closely align with our prospective customer's needs; refining our sales enablement and training process; and growing and leveraging our relationships with strategic partners including global systems integrators (GSIs) to more effectively increase our sales and the implementation of our solutions.
With respect to product integration, we completed the first version of our technical work to integrate our Zuora Billing and Zuora RevPro® products and resumed the related implementations for certain customers on a limited basis. We expect to resume our cross-sell activity between our Zuora RevPro and Zuora Billing customers in the latter portion of fiscal 2020.
Other business highlights during the three months ended July 31, 2019 compared to the three months ended July 31, 2018 included:
•Customers with ACV exceeding $100,000 increased to 566, which represented a 19% increase over last year. We expect this metric to increase on a long-term basis, although we may experience fluctuations including decreases in this metric as we continue to work through the sales execution and product integration challenges we discussed last quarter.

•Dollar-based retention rate was 107% as of July 31, 2019. The decrease in dollar-based retention rate compared to last year was primarily due to the lower cross-sell activity between our Zuora RevPro and Zuora Billing customers resulting from the product integration challenges and some customers renewed with lower transaction volume in the quarter. We expect dollar-based retention to trend between 108% to 112% on a long-term basis, although we may experience fluctuations including potentially lower rates as we continue working to improve our overall sales motion.
•Customer transaction volume through Zuora's billing platform was $10.1 billion, an increase of 35%.
Fiscal Second Quarter Financial Performance Summary:
Our financial performance for the three months ended July 31, 2019 compared to the three months ended July 31, 2018 reflects the following:
•Subscription revenues were $50.6 million, an increase of $9.8 million, or 24%; and total revenues were $69.7 million, an increase of $11.9 million, or 21%.
•Gross profit was $36.0 million, or 52% of total of revenue, compared to $29.2 million, or 50% of total revenue.
•Loss from operations was $21.3 million, or 31% of total revenue, compared to a loss of $17.1 million, or 30% of total revenue.
Key Operational and Financial Metrics
We monitor the following key operational and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:
Customers with Annual Contract Value (ACV) Equal to or Greater than $100,000
We believe our ability to enter into larger contracts is indicative of broader adoption of our solution by larger organizations. It also reflects our ability to expand our revenue footprint within our current customer base. We define ACV as the subscription revenue we would contractually expect to recognize from that customer over the next twelve months, assuming no increases or reductions in their subscriptions. We define the number of customers at the end of any particular period as the number of parties or organizations that have entered into a distinct subscription contract with us for which the term has not ended. Each party with which we have entered into a distinct subscription contract is considered a unique customer, and in some cases, there may be more than one customer within a single organization. We have increased the number of customers with ACV equal to or greater than $100,000 to 566 as of July 31, 2019, as compared to 474 customers as of July 31, 2018.
Dollar-Based Retention Rate
We believe our dollar-based retention rate is a key measure of our ability to retain and expand revenue from our customer base over time. We calculate our dollar-based retention rate as of a period end by starting with the sum of the ACV from all customers as of twelve months prior to such period end, or prior period ACV. We then calculate the sum of the ACV from these same customers as of the current period end, or current period ACV. Current period ACV includes any upsells and also reflects contraction or attrition over the trailing twelve months, but excludes revenue from new customers added in the current period. We then divide the current period ACV by the prior period ACV to arrive at our dollar-based retention rate. Our dollar-based retention rate was 107% as of July 31, 2019, compared to 110% as of April 30, 2019.
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
Gross profit and gross margin. Our gross profit and gross margin may fluctuate from period to period as our revenue fluctuates, and as a result of the timing and amount of investments to expand hosting capacity, including through third party cloud providers, our continued efforts to build platform support and professional services teams, as well as the amortization expense associated with capitalized internal-use software and acquired technology. We expect our gross profit and gross margin to increase over the long-term.
Operating Expenses
Research and development. Research and development expense consists primarily of employee compensation costs, allocated overhead, and travel costs. We capitalize research and development costs associated with the development of internal-use software and we amortize these costs over a period of three years into cost of subscription revenue. All other research and development costs are expensed as incurred. We believe that continued investment in our platform, product integrations, and other applications is important for our growth, and as such, expect our research and development expense to continue to increase in absolute dollars for the foreseeable future but may vary as a percentage of total revenue in the near term.

Sales and marketing. Sales and marketing expense consists primarily of employee compensation costs, including commissions for our sales personnel, allocated overhead, costs of general marketing and promotional activities, and travel costs. We amortize commissions to sales and marketing expense over a period of benefit of five years. While our sales and marketing expense as a percentage of total revenue has decreased in recent periods, we expect to continue to make significant investments as we expand our customer acquisition and retention efforts and pursue our sales execution initiatives. Therefore, we expect that sales and marketing expense will increase in absolute dollars but may vary as a percentage of total revenue in the near term.
General and administrative. General and administrative expense consists primarily of employee compensation costs, allocated overhead, and travel costs for finance, accounting, legal, human resources, and recruiting personnel. In addition, general and administrative expense includes non-personnel costs, such as accounting fees, legal fees, and all other supporting corporate expenses not allocated to other departments. We expect to incur ongoing costs as a result of operating as a public company, including costs related to compliance and reporting obligations of public companies, and continued investment to support our growing operations. As a result, we expect our general and administrative expense to continue to increase in absolute dollars for the foreseeable future but may vary as a percentage of total revenue in the near term. Over the long-term, we expect general and administrative expense to decline as a percentage of total revenue as we realize efficiencies.
Interest and other income (expense), net
Interest and other income (expense), net primarily consists of interest income from our investment holdings, interest expense associated with our Debt Agreement, and foreign exchange fluctuations.
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

Results of Operations
The following tables set forth our unaudited condensed consolidated results of operations for the periods presented in dollars and as a percentage of our total revenue (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
		As Adjusted²		As Adjusted²
Revenue:
Subscription	$50,647	$40,877	$97,958	$76,766
Professional services	19,086	16,970	35,884	33,529
Total revenue	69,733	57,847	133,842	110,295
Cost of revenue:
Subscription¹	12,798	10,421	24,731	20,286
Professional services¹	20,904	18,226	41,002	34,379
Total cost of revenue	33,702	28,647	65,733	54,665
Gross profit	36,031	29,200	68,109	55,630
Operating expenses:
Research and development¹	18,744	13,323	35,759	25,385
Sales and marketing¹	27,290	24,379	52,791	46,159
General and administrative¹	11,324	8,563	21,769	17,974
Total operating expenses	57,358	46,265	110,319	89,518
Loss from operations	(21,327)	(17,065)	(42,210)	(33,888)
Interest and other income (expense), net	569	(1,178)	1,104	(1,851)
Loss before income taxes	(20,758)	(18,243)	(41,106)	(35,739)
Income tax provision	(55)	(302)	(299)	(595)
Net loss	$(20,813)	$(18,545)	$(41,405)	$(36,334)
(1)    Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Cost of subscription revenue	$811	$433	$1,304	$756
Cost of professional services revenue	1,984	1,399	3,343	2,430
Research and development	4,484	1,416	7,674	2,464
Sales and marketing	2,491	1,522	4,343	3,112
General and administrative	1,846	892	2,911	1,501
Total stock-based compensation expense	$11,616	$5,662	$19,575	$10,263

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
		As Adjusted²		As Adjusted²
Revenue:
Subscription	73%	71%	73%	70%
Professional services	27	29	27	30
Total revenue	100	100	100	100
Cost of revenue:
Subscription	18	18	18	18
Professional services	30	32	31	31
Total cost of revenue	48	50	49	50
Gross profit	52	50	51	50
Operating expenses:
Research and development	27	23	27	23
Sales and marketing	39	42	39	42
General and administrative	16	15	16	16
Total operating expenses	82	80	82	81
Loss from operations	(31)	(30)	(32)	(31)
Interest and other income (expense), net	1	(2)	1	(2)
Loss before income taxes	(30)	(32)	(31)	(32)
Income tax provision	—	(1)	—	(1)
Net loss	(30)%	(32)%	(31)%	(33)%
(2) See Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements for a summary of adjustments related to the adoption of Topic 606.
Comparison of the Three Months Ended July 31, 2019 and 2018
Revenue

	Three Months Ended July 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscription	$50,647	$40,877	$9,770	24%
Professional services	19,086	16,970	2,116	12%
Total revenue	$69,733	$57,847	$11,886	21%
Percentage of revenue:
Subscription	73%	71%
Professional services	27	29
Total revenue	100%	100%
Subscription revenue increased by $9.8 million, or 24%, for the three months ended July 31, 2019 compared to the three months ended July 31, 2018. The increase was driven by growth in our customer base, including both new and existing customers, and reflects our dollar-based retention rate of 107% as of July 31, 2019 and a 19% increase in the number of customers with ACV equal to or greater than $100,000 as of July 31, 2019 compared to July 31, 2018. Approximately 54% of the increase in subscription revenue for the three months ended July 31, 2019 was attributable to new customers acquired since July 31, 2018, and the remainder was attributable to an increase in usage and sales of additional products to our existing customers. Subscription revenue during the three months ended July 31, 2019 continued to be adversely impacted by the previously disclosed product integration challenges between our Zuora RevPro and Zuora Billing products.

Professional services revenue increased by $2.1 million, or 12%, for the three months ended July 31, 2019 compared to the three months ended July 31, 2018. The growth in professional services revenue was primarily due to increased revenue from customer deployments of our products. The growth in professional services revenue was negatively impacted by the temporary slow down in Zuora RevPro implementations for Zuora Billing customers due to product integration challenges and a $1.2 million decrease in professional services related to a decline in the number of customers adopting Topic 606 in the three months ended July 31, 2019, compared to the same period last year.
Cost of Revenue and Gross Margin

	Three Months Ended July 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$12,798	$10,421	$2,377	23%
Professional services	20,904	18,226	2,678	15%
Total cost of revenue	$33,702	$28,647	$5,055	18%
Gross margin:
Subscription	75%	75%
Professional services	(10)	(7)
Total gross margin	52%	50%
Cost of subscription revenue increased by $2.4 million, or 23%, for the three months ended July 31, 2019 compared to the three months ended July 31, 2018. This compares to an increase in subscription revenue of 24% during the same period. The increase in cost of subscription revenue was driven by an increase of $1.4 million in data center costs primarily related to third-party cloud hosting as we transition our data center model to the cloud; and $1.0 million in employee compensation costs related to increased headcount. The key drivers of the increase in cost of subscription revenue were the growth in number of customers and cost of building out the infrastructure for migrating our data center to the cloud.
Cost of professional services revenue increased by $2.7 million, or 15%, for the three months ended July 31, 2019 compared to the three months ended July 31, 2018. Costs grew faster than the related professional services revenue of 12% during the same period due to the impact of lower professional services revenue growth resulting from product integration challenges between our Zuora RevPro and Zuora Billing products. The increase in cost of professional services revenue was driven by an increase of $3.2 million in compensation costs related to increased headcount and $0.5 million in allocated overhead including facilities expansions; partially offset by a decrease of $0.5 million in outside professional services and a decrease of $0.3 million in expenses due to the timing of our annual internal professional services training event being held in the first quarter of fiscal 2020 versus the second quarter of fiscal 2019.
Our gross margin for subscription services was 75% for the three months ended July 31, 2019 and 2018 as our cost of subscription revenue increased at approximately the same rate as subscription revenue.
Our gross margin for professional services decreased to (10)% for the three months ended July 31, 2019 compared to (7)% for the three months ended July 31, 2018, primarily due to the impact of the product integration challenges between our Zuora RevPro and Zuora Billing products and by higher employee compensation costs, primarily consisting of stock-based compensation expense growing faster than revenue; partially offset by the timing of our annual internal professional services training event.

Operating Expenses
Research and Development

	Three Months Ended July 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Research and development	$18,744	$13,323	$5,421	41%
Percentage of total revenue	27%	23%
Research and development expense increased by $5.4 million, or 41%, for the three months ended July 31, 2019 compared to the three months ended July 31, 2018, primarily due to an increase of $5.5 million in employee compensation costs due to increased headcount, $0.2 million in allocated overhead including facilities expansions, and $0.2 million in data center costs, partially offset by $0.5 million in higher capitalized software development costs. The increase in headcount was driven by our continued investment in technology, innovation, and new products. Research and development expense as a percent of total revenue increased to 27% during the three months ended July 31, 2019 from 23% during the three months ended July 31, 2018. The increase was driven by higher employee compensation costs, primarily consisting of stock-based compensation expense, and lower professional services revenue growth.
Sales and Marketing

	Three Months Ended July 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$27,290	$24,379	$2,911	12%
Percentage of total revenue	39%	42%
Sales and marketing expense increased by $2.9 million, or 12%, for the three months ended July 31, 2019 compared to the three months ended July 31, 2018, primarily due to an increase of $3.3 million in employee compensation costs related to increased headcount, $0.2 million in outside professional services, and $0.2 million in software license costs, partially offset by a decrease of $0.4 million in marketing and event costs and $0.3 million in travel costs. The increase in headcount was driven by our continued investment to acquire new customers and to grow our revenue from existing customers. Sales and marketing expense as a percent of total revenue decreased to 39% during the three months ended July 31, 2019 from 42% during the three months ended July 31, 2018. The decrease was primarily due to a decrease in travel and efficiencies in marketing and events costs.
General and Administrative

	Three Months Ended July 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
General and administrative	$11,324	$8,563	$2,761	32%
Percentage of total revenue	16%	15%
General and administrative expense increased by $2.8 million, or 32%, for the three months ended July 31, 2019 compared to the three months ended July 31, 2018, primarily due to an increase of $2.1 million in employee compensation costs related to increased headcount and $0.6 million in accounting, tax and legal costs, as we continue to invest in public company infrastructure and compliance, such as Sarbanes-Oxley. General and administrative expense as a percentage of total revenue increased to 16% during the three months ended July 31, 2019 from 15% during the three months ended July 31, 2018. The increase was driven by lower professional services revenue growth.

Interest and Other Income (Expense), Net

	Three Months Ended July 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Interest and other income (expense), net	$569	$(1,178)	$1,747	148%
Interest and other income (expense), net increased by $1.7 million for the three months ended July 31, 2019 compared to the three months ended July 31, 2018, primarily due to an increase of $1.0 million in net gains related to the revaluation of cash, accounts receivable and payables recorded in a foreign currency and $0.4 million in income from invested cash balances. We began investing our proceeds from the IPO in the second half of fiscal year 2019.
Income Tax Provision

	Three Months Ended July 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Income tax provision	$(55)	$(302)	$247	82%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the three months ended July 31, 2019 and 2018, we recorded a tax provision of $0.1 million and $0.3 million, respectively, on losses before income taxes of $20.8 million and $18.2 million, respectively. The effective tax rates for the three months ended July 31, 2019 and 2018 were (0.3)% and (1.7)%, respectively. The effective tax rate differs from the statutory rate primarily as a result of no benefit on pretax losses incurred in the United States. For the three months ended July 31, 2019 and 2018, we maintained a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.
Comparison of the Six Months Ended July 31, 2019 and 2018
Revenue

	Six Months Ended July 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscription	$97,958	$76,766	$21,192	28%
Professional services	35,884	33,529	2,355	7%
Total revenue	$133,842	$110,295	$23,547	21%
Percentage of revenue:
Subscription	73%	70%
Professional services	27	30
Total revenue	100%	100%
Subscription revenue increased by $21.2 million, or 28%, for the six months ended July 31, 2019 compared to the six months ended July 31, 2018. The increase was driven by growth in our customer base, including both new and existing customers, and reflects our dollar-based retention rate of 107% as of July 31, 2019 and a 19% increase in the number of customers with ACV equal to or greater than $100,000 as of July 31, 2019 compared to July 31, 2018. Subscription revenue during the six months ended July 31, 2019 was negatively impacted by product integration challenges between our Zuora RevPro and Zuora Billing products.
Professional services revenue increased by $2.4 million, or 7%, for the six months ended July 31, 2019 compared to the six months ended July 31, 2018. The growth in professional services revenue was negatively impacted by the temporary slow down in Zuora RevPro implementations for Zuora Billing customers due to product integration challenges and a $2.3 million decrease in professional services related to a decline in the number of customers adopting Topic 606 in the six months ended July 31, 2019, compared to the same period last year.
Cost of Revenue and Gross Margin

	Six Months Ended July 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$24,731	$20,286	$4,445	22%
Professional services	41,002	34,379	6,623	19%
Total cost of revenue	$65,733	$54,665	$11,068	20%
Gross margin:
Subscription	75%	74%
Professional services	(14)	(3)
Total gross margin	51%	50%
Cost of subscription revenue increased by $4.4 million, or 22%, for the six months ended July 31, 2019 compared to the six months ended July 31, 2018. This compares to an increase in subscription revenue of 28% during the same period. The increase in cost of subscription revenue was driven by an increase of $2.8 million in data center costs primarily related to third-party cloud hosting as we transition our data center model to the cloud, $1.5 million in employee compensation costs related to increased headcount, and $0.3 million in software license costs. The key drivers of the increase in cost of subscription revenue were the growth in number of customers and cost of building out the infrastructure for migrating our data center to the cloud.
Cost of professional services revenue increased by $6.6 million, or 19%, for the six months ended July 31, 2019 compared to the six months ended July 31, 2018. This compares to an increase in professional services revenue of 7% during the same period. The increase in cost of professional services revenue was driven by an increase of $6.2 million in compensation costs related to increased headcount, $1.3 million in allocated overhead including facilities expansions, $0.4 million in events, partially offset by a decrease of $1.1 million in outside professional services.
Our gross margin for subscription services increased to 75% for the six months ended July 31, 2019 from 74% for the six months ended July 31, 2018.
Our gross margin for professional services decreased to (14)% for the six months ended July 31, 2019 compared to (3)% for the six months ended July 31, 2018, primarily due to the impact of the product integration challenges between our Zuora RevPro and Zuora Billing products and by higher employee compensation costs, primarily consisting of stock-based compensation expense, growing faster than professional services revenue.
Operating Expenses
Research and Development

	Six Months Ended July 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Research and development	$35,759	$25,385	$10,374	41%
Percentage of total revenue	27%	23%
Research and development expense increased by $10.4 million, or 41%, for the six months ended July 31, 2019 compared to the six months ended July 31, 2018, primarily due to an increase of $9.7 million in employee compensation costs due to increased headcount, $0.5 million in allocated overhead including facilities expansions, $0.3 million in data center costs, and $0.2 million in software license costs, partially offset by $0.3 million in higher capitalized software development costs. The increase in headcount was driven by our continued investment in technology, innovation, and new products. Research and development expense as a percentage of total revenue increased to 27% during the six months ended July 31, 2019 from 23% during the six months ended July 31, 2018. The increase was driven by higher employee compensation costs, primarily consisting of stock-based compensation expense, and the impact of lower professional services revenue growth.
Sales and Marketing

	Six Months Ended July 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$52,791	$46,159	$6,632	14%
Percentage of total revenue	39%	42%
Sales and marketing expense increased by $6.6 million, or 14%, for the six months ended July 31, 2019 compared to the six months ended July 31, 2018, primarily due to an increase of $6.8 million in employee compensation costs related to increased headcount, $0.8 million in allocated overhead including facilities expansions, $0.2 million in outside professional services, and $0.2 million in software license costs, partially offset by a decrease of $1.0 million in marketing and event costs and $0.2 million in travel costs. The increase in headcount was driven by our continued investment to acquire new customers and to grow our revenue from existing customers. Sales and marketing expense as a percentage of total revenue decreased to 39% during the six months ended July 31, 2019 from 42% during the six months ended July 31, 2018. The decrease was primarily due to a decrease in travel and efficiencies in marketing and events costs.
General and Administrative

	Six Months Ended July 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
General and administrative	$21,769	$17,974	$3,795	21%
Percentage of total revenue	16%	16%
General and administrative expense increased by $3.8 million, or 21%, for the six months ended July 31, 2019 compared to the six months ended July 31, 2018, primarily due to an increase of $4.0 million in employee compensation costs related to increased headcount, $0.3 million in allocated overhead including facilities expansions, and $0.2 million in software license costs, partially offset by a decrease of $0.8 million in costs related to our IPO. General and administrative expense as a percent of total revenue remained at 16% during the six months ended July 31, 2019 and 2018.
Interest and Other Income (Expense), Net

	Six Months Ended July 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Interest and other income (expense), net	$1,104	$(1,851)	$2,955	160%
Interest and other income (expense), net increased by $3.0 million for the six months ended July 31, 2019 compared to the six months ended July 31, 2018, primarily due to an increase of $1.4 million in income from invested cash balances and $1.2 million in net gains related to revaluing cash, accounts receivable and payables held in a foreign currency. We began investing our proceeds from the IPO in the second half of fiscal year 2019.

Income Tax Provision

	Six Months Ended July 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Income tax provision	$(299)	$(595)	$296	50%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the six months ended July 31, 2019 and 2018, we recorded a tax provision of $0.3 million and $0.6 million, respectively, on losses before income taxes of $41.1 million and $35.7 million, respectively. The effective tax rates for the six months ended July 31, 2019 and 2018 were (0.7)% and (1.7)%, respectively. The effective tax rate differs from the statutory rate primarily as a result of no benefit on pretax losses incurred in the United States. For the six months ended July 31, 2019 and 2018, we maintained a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.
Liquidity and Capital Resources
As of July 31, 2019, we had cash and cash equivalents and short-term investments of $174.6 million. Since inception, we have financed our operations primarily through the net proceeds we received through private sales of equity securities, payments received from customers for subscription and professional services, and borrowings from our Debt Agreement. Additionally, in April 2018 we completed our IPO in which we issued and sold an aggregate of 12.7 million shares of newly authorized Class A common stock at a price of $14.00 per share. We received aggregate net proceeds of $159.7 million from the IPO, after deducting underwriting discounts and commissions and payments of offering costs.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended July 31,
	2019	2018
Net cash used in operating activities	$(11,108)	$(10,222)
Net cash used in investing activities	(13,419)	(6,937)
Net cash provided by financing activities	11,329	149,307
Effect of exchange rates on cash and cash equivalents and restricted cash	(275)	338
Net (decrease) increase in cash and cash equivalents and restricted cash	$(13,473)	$132,486

Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription and professional services. Our primary uses of cash from operating activities are for employee-related expenditures, marketing expenses, third-party consulting expenses, facilities costs, and third-party hosting costs.
For the six months ended July 31, 2019, net cash used in operating activities was $11.1 million, which consisted of a net loss of $41.4 million adjusted for non-cash charges of $30.8 million and net cash outflows of $0.5 million from changes in our operating assets and liabilities. Non-cash charges, which primarily consisted of stock-based compensation, depreciation and amortization of property and equipment and intangible assets and amortization of deferred commissions, increased compared to the same period last year primarily as a result of growth in our business operations.
For the six months ended July 31, 2018, net cash used in operating activities was $10.2 million, which consisted of a net loss of $36.3 million adjusted for non-cash charges of $21.2 million and net cash inflows of $5.0 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization of property and equipment and intangible assets, amortization of deferred commissions and provision for doubtful accounts.
Investing Activities
Net cash used in investing activities for the six months ended July 31, 2019 of $13.4 million was primarily due to $9.2 million used by us to purchase additional short-term investments, and $4.2 million in purchases of property and equipment and capitalized internal-use software.
Net cash used in investing activities for the six months ended July 31, 2018 of $6.9 million was due to $6.7 million in purchases of property and equipment and capitalized internal-use software and $0.2 million in cash paid to investors in connection with our acquisition of Leeyo.
Financing Activities
Cash provided by financing activities for the six months ended July 31, 2019 of $11.3 million was primarily due to $7.0 million of stock option exercise proceeds and $5.1 million in proceeds from issuance of common stock under the ESPP, partially offset by $0.7 million of debt payments.
Cash provided by financing activities for the six months ended July 31, 2018 of $149.3 million was primarily the result of net IPO proceeds of $160.4 million and $6.7 million in proceeds from the issuance of common stock upon exercise of employee stock options, partially offset by $12.6 million in payments to investors, $4.3 million in loans made to related parties in connection with the Leeyo acquisition, $0.5 million in payments made on leased equipment and $0.4 million of debt payments.
Off-Balance Sheet Arrangements
As of July 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Obligations and Other Commitments
Our principal commitments consist of obligations under our operating leases for office space and our Debt Agreement. The following table summarizes our contractual obligations as of July 31, 2019 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations¹	$88,506	$9,340	$21,817	$18,667	$38,682
Debt principal and interest²	13,658	4,928	8,730	—	—
	$102,164	$14,268	$30,547	$18,667	$38,682
_________________________________
(1) We lease our facilities under long-term operating leases which expire on varying dates through June 2030. The lease agreements often contain provisions which require us to pay taxes, insurance, and maintenance costs.
(2) Debt principal and interest includes amounts owed under our Debt Agreement with Silicon Valley Bank including principal, interest and a $0.2 million facility fee on the term loan. Interest payments were calculated using the applicable rate as of July 31, 2019. See Note 12. Debt of the notes to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information.
In March 2019, we entered into a new operating lease agreement for approximately 100,000 square feet of office space located in Redwood Shores, California that will replace our existing headquarters in San Mateo, CA. The initial rental rate is $446,460 per month with seven months of free rent in the first year, with annual increases of three percent (3%). The initial lease term is 127 months and commences upon the earlier of the date we move into the space or January 1, 2020, and includes an option to renew for an additional seven years at the then prevailing rental rate.
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us, or from data breaches or intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. As of July 31, 2019, no demands had been made upon us to provide indemnification under such agreements and there were no claims that we are aware of that could have a material effect on our consolidated balance sheets, consolidated statements of operations and comprehensive loss, or consolidated statements of cash flows.
As of July 31, 2019, we had accrued liabilities related to uncertain tax positions, which are reflected in our unaudited condensed consolidated balance sheets. These accrued liabilities are not reflected in the table above since it is unclear when these liabilities will be repaid.
Critical Accounting Policies and Estimates
We prepare our unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (GAAP). In the preparation of these unaudited condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates.
See Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements of our accompanying unaudited condensed consolidated financial statements for more information.
Non-GAAP Financial Measures
To supplement our condensed consolidated financial statements presented in accordance with U.S. GAAP, we monitor and consider non-GAAP loss from operations, free cash flow and Growth Efficiency Index (GEI). We believe our non-GAAP measures are useful in evaluating our operating performance. We use non-GAAP financial measures in conjunction with GAAP measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance. We believe our non-GAAP financial measures provide investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of our operating results. We also believe our non-GAAP financial measures are useful in evaluating our operating performance compared to that of other companies in our industry, as they generally eliminate the effects of certain items that may vary for different companies for reasons unrelated to overall operating performance.
Investors are cautioned that there are material limitations associated with the use of non-GAAP financial measures as an analytical tool. The non-GAAP financial measures we use may be different from non-GAAP financial measures used by other companies, limiting their usefulness for comparison purposes. We compensate for these limitations by providing specific information regarding the GAAP items excluded from our non-GAAP financial measures. The presentation of these non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP. Reconciliations of our non-GAAP financial measures to the nearest respective GAAP measures are provided below.
Non-GAAP Loss from Operations
We define non-GAAP loss from operations as GAAP operating loss adjusted to exclude stock-based compensation expense, amortization of acquired intangibles, and capitalization and amortization of internal-use software. We exclude the following items from non-GAAP loss from operations:

•
Stock-based compensation expense. We exclude stock-based compensation expense, which is a non-cash expense, because we believe that excluding this item provides meaningful supplemental information regarding operational performance. In particular, stock-based compensation expense is not comparable across companies given it is calculated using a variety of valuation methodologies and subjective assumptions.

•
Amortization of acquired intangible assets. We exclude amortization of acquired intangible assets, which is a non-cash expense. We exclude these amortization expenses because we do not believe these expenses have a direct correlation to the operation of our business.

•
Internal-use software. We exclude capitalization and the subsequent amortization of internal-use software, which is a non-cash expense. We capitalize certain costs incurred for the development of computer software for internal use and then amortize those costs over the estimated useful life. Capitalization and amortization of software development costs can vary significantly depending on the timing of products reaching technological feasibility and being made generally available. Moreover, because of the variety of approaches taken and the subjective assumptions made by other companies in this area, we believe that excluding the effects of capitalized software costs allows investors to make more meaningful comparisons between our operating results and those of other companies.

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
GAAP loss from operations	$(21,327)	$(17,065)	$(42,210)	$(33,888)
Add:
Stock-based compensation expense	11,616	5,662	19,575	10,263
Amortization of acquired intangibles	427	563	930	1,244
Internal-use software	(776)	(354)	(847)	(697)
Non-GAAP loss from operations	$(10,060)	$(11,194)	$(22,552)	$(23,078)
Free Cash Flow
We define free cash flow as net cash used in operating activities, less cash used for purchases of property and equipment. We exclude purchases of property and equipment from our free cash flow because we consider these capital expenditures to be a necessary component of our ongoing operations. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can possibly be used for investing in our business and strengthening our balance sheet, but it is not intended to represent the residual cash flow available for discretionary expenditures.

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Net cash used in operating activities	$(8,946)	$(2,396)	$(11,108)	$(10,222)
Less:
Purchases of property and equipment	(2,566)	(4,926)	(4,242)	(6,690)
Free cash flow	$(11,512)	$(7,322)	$(15,350)	$(16,912)
Net cash used in investing activities	$(3,434)	$(5,173)	$(13,419)	$(6,937)
Net cash provided by financing activities	$6,523	$(14,667)	$11,329	$149,307
Growth Efficiency Index
We define Growth Efficiency Index (GEI) as the trailing 12-months sales and marketing expense, excluding trailing 12-months stock-based compensation expense, divided by the year-over-year increase in the trailing 12-month subscription revenue. We consider GEI as a metric of our operational efficiencies and believe GEI provides useful information to management and investors about how much sales and marketing expense we incur to attain new revenue. A lower GEI indicates lower sales and marketing spending to acquire incremental revenue and reflects increased operational efficiencies. Our GEI was 2.1 as of July 31, 2019. We expect to experience fluctuations in GEI as we grow and scale our business.
The following table includes the information needed to reconcile GEI:

July 31, 2019
As Adjusted¹

GAAP sales and marketing expense	$101,801
Less:
Stock-based compensation expense	(8,615)
Non-GAAP sales and marketing expense	$93,186
Change in GAAP subscription revenue	$43,601
GEI	2.1
(1) Financial information presented above has been adjusted to reflect the adoption of ASC 606.
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

Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Our sales are typically denominated in the local currency of the country in which the customer resides. The majority of our sales are made in the United States and those sales are denominated in U.S. dollars. Therefore, the portion of our revenue that is subject to significant foreign currency risk is limited. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Europe, China, India, Japan, and Australia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. For the six months ended July 31, 2019, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our accompanying unaudited condensed consolidated financial statements.
Interest Rate Risk
We had cash and cash equivalents and short-term investments of $174.6 million as of July 31, 2019. Our cash and cash equivalents and short-term investments are held for working capital purposes. We do not make investments for trading or speculative purposes.
Our cash equivalents and short-term investments are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of our expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our short-term investments as “available for sale,” no realized gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or decreases in fair value are determined to be other-than-temporary.
Under our Debt Agreement, we pay interest on any outstanding balances based on a variable market rate. A significant change in these market rates may adversely affect our operating results.
As of July 31, 2019, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents and short-term investments. Fluctuations in the value of our cash equivalents and short-term investments caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities prior to maturity. In addition, a hypothetical 10% relative change in interest rates would not have had a material impact on our operating results for the six months ended July 31, 2019.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2019. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of July 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.
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

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
From time to time, we may be subject to legal proceedings, as well as demands, claims and threatened litigation. Other than the matters described in Note 16. Commitments and Contingencies in the notes to our condensed consolidated financial statements, we are not currently party to any material legal proceedings or claims, nor are we aware of any pending or threatened litigation or claims that could have a material adverse effect on our business, operating results, cash flows, or financial condition should such litigation or claim be resolved unfavorably. The outcomes of our legal proceedings and other contingencies are inherently unpredictable, subject to significant uncertainties, and could be material to our operating results and cash flows for a particular period. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
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
We have incurred net losses in each fiscal year since inception, including net losses of $77.6 million, $47.2 million, and $39.1 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively. We expect to incur net losses for the foreseeable future. As of July 31, 2019, we had an accumulated deficit of $348.9 million to make significant future expenditures related to the development and expansion of our business, including increasing our overall customer base, expanding relationships with existing customers, entering new vertical markets, expanding our global footprint, leveraging our strategic partners including GSIs to accelerate our growth, optimizing pricing and packaging, and expanding our operations and infrastructure, both domestically and internationally, and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these increased expenses. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.
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

•	the number of companies shifting to subscription business models;

•	the number of consumers and businesses adopting new, flexible ways to consume products and services;

•	the security capabilities, reliability, and availability of cloud-based services;

•	customer concerns with entrusting a third party to store and manage their data, especially transaction-critical, confidential, or sensitive data;

•	our ability to minimize the time and resources required to deploy our solution;

•	our ability to achieve and maintain high levels of customer satisfaction;

•	our ability to deploy upgrades and other changes to our solution without disruption to our customers;

•	the level of customization or configuration we offer; and

•	the price, performance, and availability of competing products and services.
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
We have experienced rapid growth in our operations and personnel in recent years. The growth and expansion of our business has placed and continues to place a significant strain on our management, operations, financial infrastructure, and corporate culture. In the event of further growth of our operations or in the number of our third-party relationships, our information technology systems and our internal controls and procedures may not be adequate to support our operations.
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
We may also be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. Furthermore, hiring sales personnel in new countries requires additional set up and upfront costs that we may not recover if the sales personnel fail to achieve full productivity. In addition, as we continue to grow, a larger percentage of our sales force will be new to our company and our solution, which may adversely affect our sales if we cannot train our sales force quickly or effectively. Attrition rates may increase, and we may also face integration challenges as we continue to seek to expand our sales force. If we are unable to hire and train sufficient numbers of effective sales personnel, if attrition increases, or if the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business will be adversely affected.
We periodically change and make adjustments to our sales organization in response to market opportunities, competitive threats, management changes, product and service introductions or enhancements, acquisitions, sales performance, increases in sales headcount, cost levels, and other internal and external considerations. For example, in May 2019, our President stepped down from his position leading our sales organization, and we are conducting a search for his replacement. Changes in the sales organization may result in a temporary reduction of productivity, which could negatively affect our rate of growth. In addition, any significant change to the way we structure our compensation of our sales organization may be disruptive and may affect our revenue growth.
If we are unable to attract new customers and expand sales to existing customers our revenue growth could be slower than we expect, and our business may be adversely affected.
Our ability to achieve significant growth in revenue in the future will depend, in large part, upon our ability to attract new customers. This may be particularly challenging where an organization has already invested substantial personnel and financial resources to integrate billings and other business and financial management tools, including custom-built solutions, into its business, as such an organization may be reluctant or unwilling to invest in new products and services. As a result, selling our solution often requires sophisticated and costly sales efforts that are targeted at senior management. During the six months ended July 31, 2019, sales and marketing expenses represented approximately 39% of our total revenue. If we fail to attract new customers and fail to maintain and expand new customer relationships, our revenue may grow more slowly than we expect and our business may be adversely affected.
Our future revenue growth also depends upon expanding sales and renewals of subscriptions to our solution with existing customers. If our existing customers do not expand their use of our solution over time or do not renew their subscriptions, our revenue may grow more slowly than expected, may not grow at all, or may decline. Our success, in part, is dependent on our ability to cross-sell our Zuora Billing and Zuora RevPro products. If we experience delays in integration or implementation of these products, revenue from cross-selling may grow more slowly or may not grow at all. In the three months ended April 30, 2019, we temporarily slowed down implementations between our Zuora RevPro and Zuora Billing customers due to product integration challenges. This temporary slowdown resulted in lower than expected total revenues for such quarter and resulted in us lowering our financial projections. In the second quarter of fiscal 2020, we resumed the implementations for certain customers on a limited basis.

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
We cannot assure you that any limitations of liability provisions in our contracts would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim relating to a security breach or other security-related matters. We also cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient scope or amounts to cover one or more large claims related to a security incident or breach, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.
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
Our quarterly operating results have fluctuated in the past and may fluctuate in the future. Additionally, we have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results and subjects us to a number of uncertainties, including our ability to plan for and anticipate future growth. As a result, you should not rely upon our past quarterly operating results as indicators of future performance. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly evolving markets, such as the risks and uncertainties described herein. Our operating results in any given quarter can be influenced by numerous factors, many of which are unpredictable or are outside of our control, including:

•	our ability to maintain and grow our customer base;

•	our ability to retain and increase revenue from existing customers;

•	our ability to introduce new products and services and enhance existing products and services;

•	our ability to integrate or implement our existing products and services on a timely basis or at all;

•	our ability to deploy our products successfully within our customers' information technology ecosystems;

•	our ability to enter into larger contracts;

•	increases or decreases in subscriptions to our platform;

•	our ability to sell to large enterprise customers;

•	the transaction volume that our customers processes through our system;

•	our ability to respond to competitive developments, including pricing changes and the introduction of new products and services by our competitors;

•	the productivity of our sales force;

•	our ability to grow our relationships with strategic partners such as GSIs and their effectiveness in increasing our sales and implementing our products;

•	changes in the mix of products and services that our customers use;

•	the length and complexity of our sales cycles;

•	cost to develop and upgrade our solution to incorporate new technologies;

•	seasonal purchasing patterns of our customers;

•	impact of outages of our solution and reputational harm;

•	costs related to the acquisition of businesses, talent, technologies, or intellectual property, including potentially significant amortization costs and possible write-downs;

•	failures or breaches of security or privacy, and the costs associated with responding to and addressing any such failures or breaches;

•	foreign exchange fluctuations;

•
changes to financial accounting standards and the interpretation of those standards that may affect the way we recognize and report our financial results, including changes in accounting rules governing recognition of revenue;

•	the impact of changes to financial accounting standards;

•	general economic and political conditions and government regulations in the countries where we currently operate or plan to expand;

•	decisions by us to incur additional expenses, such as increases in sales and marketing or research and development;

•	the timing of stock-based compensation expense; and

•	potential costs to attract, onboard, retain, and motivate qualified personnel.
The impact of one or more of the foregoing and other factors may cause our operating results to vary significantly. As such, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future performance. If we fail to meet or exceed the expectations of investors or securities analysts, then the trading price of our Class A common stock could fall substantially, and we could face costly lawsuits, including shareholder litigation.
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
We began selling Zuora RevPro following our acquisition of Leeyo in May 2017. We have less experience marketing, determining pricing for, and selling Zuora RevPro, and we are still determining how to best market, price, and support adoption of this offering. We have directed, and intend to continue to direct, a significant portion of our financial and operating resources to develop and grow Zuora RevPro. The market for Zuora RevPro is rapidly evolving as a result of the effectiveness of Topic 606, the revenue recognition accounting standard that took effect for most public companies in January 2018. While we have seen a significant number of Zuora RevPro deployments associated with the effectiveness of Topic 606, it is uncertain whether Zuora RevPro will achieve and sustain high levels of demand and market acceptance. For example, during the six months ended July 31, 2019, we experienced a decline in total revenues due to a decrease in the number of customers adopting Topic 606. Our future success depends in part upon growth in this market and the ability of our Zuora RevPro product to meet the demand for revenue recognition automation solutions. We have limited experience with respect to determining the optimal prices for this solution. Companies may choose to purchase our Zuora RevPro product to comply with Topic 606 in the short-term but may develop proprietary solutions in-house or migrate toward other solutions developed by our competitors in the future. Customers may purchase Zuora RevPro as a standalone product and not purchase other core Zuora products. The rapidly evolving nature of this market, as well as other factors that are beyond our control, reduces our ability to accurately evaluate our long-term outlook and forecast annual performance. A reduction or slowdown in demand for revenue recognition automation software, caused by shifts in the marketplace, regulatory requirements, accounting standards, lack of acceptance, technological challenges, and competing solutions, could have a material adverse effect on our business, future growth, operating results, and financial condition. Moreover, in the three months ended April 30, 2019, we temporarily slowed down implementations between our Zuora RevPro and Zuora Billing customers due to product integration challenges. This temporary slowdown resulted in lower than expected total revenues for such quarter and resulted in us lowering our financial projections. In the second quarter of fiscal 2020, we resumed implementations for certain customers on a limited basis.
Our long-term success depends, in part, on our ability to expand the sales of our solution to customers located outside of the United States. Our current international operations, and any further expansion of those operations, expose us to risks that could have a material adverse effect on our business, operating results, and financial condition.
We have been recognizing increased revenue from international sales, and we conduct our business activities in various foreign countries. We currently have operations in North America, Europe, Asia, and Australia. During the six months ended July 31, 2019 we derived approximately 31% of our total revenue from customers located outside the United States. Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple cultures, customs, legal systems, regulatory systems, and commercial infrastructures. International expansion will require us to invest significant funds and other resources. Our operations in international markets may not develop at a rate that supports our level of investment. Expanding internationally may subject us to new risks that we have not faced before or increase risks that we currently face, including risks associated with:

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
We also cannot be certain that we will be able to maintain successful relationships with any strategic partners and, to the extent that our strategic partners are unsuccessful in marketing our solution, our ability to sell our solution and our business, operating results, and financial condition could be adversely affected. Our strategic partners may market to our customers the products and services of several different companies, including products and services that compete with our solution. Because our strategic partners do not have an exclusive relationship with us, we cannot be certain that they will prioritize or provide adequate resources to marketing our solution. Moreover, divergence in strategy by any of these partners may materially adversely affect our ability to develop, market, sell, or support our solution. We cannot assure you that our strategic partners will continue to cooperate with us. In addition, actions taken or omitted to be taken by such parties may adversely affect us. We are unable to control the quantity or quality of resources that our systems integrator partners commit to deploying our products and services, or the quality or timeliness of such deployment. If our partners do not commit sufficient or qualified resources to these activities, our customers will be less satisfied, be less supportive with references, or may require the investment of our resources at discounted rates. These, and other failures by our partners to successfully deploy our products and services, may have an adverse effect on our business and our operating results.
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
We generally charge our customers a flat fee for their use of our platform and a variable fee based on the amount of transaction volume they process through our system. If our customers do not increase their transaction volume, or an economic downturn reduces their transaction volume, our revenue may be adversely impacted by customers reducing their contracted transaction volume. We have limited experience with respect to determining the optimal prices for our platform, and, as a result, we have in the past needed to and expect in the future to need to change our pricing model from time to time. As the market for our platform matures, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing models as we have used historically. We may experience pressure to change our pricing model to defer fees until our customers have fully deployed our solution. Moreover, larger organizations which comprise a large and growing component of our sales efforts, may demand substantial price concessions. As a result, in the future we may be required to reduce our prices or change our pricing model, which could adversely affect our revenue, gross margin, profitability, financial position, and cash flow.
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
We are currently involved in shareholder litigation and have in the past and may in the future become involved in other class actions, derivative actions, private actions, collective actions, investigations, and various other legal proceedings by stockholders, clients, employees, suppliers, competitors, government agencies, or others. The results of any such litigation, investigations, and other legal proceedings are inherently unpredictable and expensive. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, damage our reputation, require significant amounts of management time, and divert significant resources. If any of these legal proceedings were to be determined adversely to us, or we were to enter into a settlement arrangement, we could be exposed to monetary damages or limits on our ability to operate our business, which could have an adverse effect on our business, financial condition, and operating results.
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
Our business strategy may, from time to time, include acquiring other complementary products, technologies, or businesses. For example, in May 2017, we acquired Leeyo. An acquisition, investment, or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of the acquired companies, particularly if the key personnel of the acquired companies choose not to work for us, if an acquired company’s software is not easily adapted to work with ours, or if we have difficulty retaining the customers of any acquired business due to changes in management or otherwise. For example, during the three months ended April 30, 2019, we experienced product integration challenges and consequently temporarily slowed down our implementations in that period between our Zuora Billing and Zuora RevPro customers. In the second quarter of fiscal 2020, we resumed implementations for certain customers on a limited basis. Acquisitions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our business. Moreover, the anticipated benefits of any acquisition, investment, or business relationship may not be realized or we may be exposed to unknown liabilities. We may in the future seek to acquire or invest in additional businesses, products, technologies, or other assets. We also may enter into relationships with other businesses to expand our products and services or our ability to provide our products and services in foreign jurisdictions, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing, or investments in other companies. Negotiating these transactions can be time consuming, difficult, and expensive, and our ability to close these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close. For one or more of those transactions, we may:

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
Our solution is subject to governmental, including United States and European Union, export control laws and import regulations, and as a U.S. company we are covered by the U.S. sanctions regulations. U.S. export control and economic sanctions laws and regulations prohibit the shipment of certain products and services to U.S. embargoed or sanctioned countries, governments, entities and persons, and complying with export control and sanctions regulations for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. While we take precautions to prevent our solution from being exported in violation of these laws or engaging in any other activities that are subject to these regulations, if we were to fail to comply with U.S. export laws, U.S. Customs regulations and import regulations, U.S. economic sanctions, and other countries’ import and export laws, we could be subject to substantial civil and criminal penalties, including fines for the company, incarceration for responsible employees and managers, and the possible loss of export or import privileges as well as incur reputational harm.
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
Further, if our partners, including suppliers, fail to obtain required import, export, or re-export licenses or permits, we may also be harmed, become the subject of government investigations or penalties, and incur reputational harm. Changes in our solution or changes in export and import regulations may create delays in the introduction of our solution in international markets, prevent our customers with international operations from deploying our solution globally or, in some cases, prevent the export or import of our solution to certain countries, governments, or persons altogether. Any change in export or import laws or regulations, economic sanctions, or related legislation, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons, or technologies targeted by such laws and regulations, could result in decreased use of our solution by, or in our decreased ability to export or sell our solution to, existing or potential customers such as customers with international operations or customers who are added to the restricted entities list published by the U.S. Office of Foreign Assets Control (OFAC). Any decreased use of our solution or limitation on our ability to export or sell our solution would likely harm our business, financial condition, and operating results.
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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations. We expect compliance with these rules and regulations will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources, particularly beginning on January 31, 2020 when we will no longer qualify as an emerging growth company. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees and outside consultants to comply with these requirements, we may need to add additional resources, which would increase our costs and expenses.
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
Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting while we are an emerging growth company. We will no longer qualify as an emerging growth company beginning on January 31, 2020, and therefore our independent registered public accounting firm will be required to provide this attestation beginning with our Annual Report on Form 10-K for our fiscal year ending January 31, 2020, which will require increased costs, expenses, and management resources. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could adversely affect our business and operating results and could cause a decline in the price of our Class A common stock.
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
We are currently an emerging growth company, and we cannot be certain that the reduced disclosure requirements applicable to emerging growth companies will not make our Class A common stock less attractive to investors.
As an emerging growth company, we have elected to use certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to take advantage of the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies.

We cannot predict if investors will find our Class A common stock less attractive or our company less comparable to certain other public companies because we will rely on these exemptions and elections. For example, if we do not adopt a new or revised accounting standard, our future operating results and financial statements may not be as comparable to the operating results and financial statements of certain other companies in our industry that adopted such standards. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile. We will no longer qualify as an emerging growth company beginning on January 31, 2020, and at that time, we will no longer be permitted to use these reporting exemptions.
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
The market price of our Class A common stock has been and may continue to be volatile. Since shares of our Class A were sold in our IPO in April 2018 at a price of $14.00 per share, the reported low and high sales prices of our common stock has ranged from $13.04 to $37.78, through September 12, 2019. We experienced a significant decline in our stock price following our announcement of earnings for the quarter ended April 30, 2019. In addition to factors discussed in this Form 10-Q, the market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies, and technology companies in particular, have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted shareholder litigation following periods of market volatility. We are currently subject to shareholder litigation, which is described in Note 16. Commitments and Contingencies in the notes to our condensed consolidated financial statements. This or any future shareholder litigation could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.
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
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market. The perception that these sales might occur may also cause the market price of our Class A common stock to decline. As of July 31, 2019, we had outstanding a total of 87.9 million shares of Class A common stock and 24.4 million shares of Class B common stock.
In addition, as of July 31, 2019, we had outstanding stock options and restricted stock units (RSUs) that could result in the issuance of 17.3 million shares of Class A common stock. Subject to the satisfaction of applicable vesting requirements, the shares issued upon exercise of outstanding stock options or settlement of outstanding RSUs will be available for immediate resale in the open market.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of July 31, 2019, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the outstanding shares of Class B common stock, (ii) April 16, 2028, and (iii) the date the shares of Class B common stock cease to represent at least 5% of all outstanding shares of our common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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
In addition, our restated certificate of incorporation provides that, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware is the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, or DGCL, our restated certificate of incorporation, or our restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. This choice of forum provision does not apply to claims that are vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery of the State of Delaware, or for which the Court of Chancery of the State of Delaware does not have subject matter jurisdiction. For instance, the provision would not preclude the filing of claims brought to enforce any liability or duty created by the Securities Act of 1933, as amended (the Securities Act) or the Exchange Act, or the rules and regulations thereunder in federal court.
The choice of forum provision in our restated certificate of incorporation may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results, and financial condition.
Moreover, Section 203 of the DGCL may discourage, delay, or prevent a change of control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.

Item 6. Exhibits.

Exhibit Number		Incorporated By Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Transition Agreement by and between Marc Diouane and Zuora, Inc. dated May 29, 2019					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act					X
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
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

ZUORA, INC.

Date: September 13, 2019	By:	/s/ Tyler Sloat
Tyler Sloat
Chief Financial Officer (Principal Accounting and Financial Officer)