Form 10-Q
period 2019-10-31
ZUORA INC
filed 2019-12-16
CIK 1423774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2019
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

As of November 30, 2019, the Registrant had approximately 93.7 million shares of Class A common stock and 19.5 million shares of Class B common stock outstanding.

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
Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements about our expectations regarding:
•trends in revenue, cost of revenue, and gross margin;
•our investments in our platform and the cost of third-party hosting fees;
•trends in operating expenses, including research and development expense, sales and marketing expense, and general and administrative expense, and expectations regarding these expenses as a percentage of revenue;
•our existing cash and cash equivalents, investment balances, funds available under our loan and security agreement, and cash provided by subscriptions to our platform and related professional services being sufficient to meet our working capital and capital expenditure needs for at least the next 12 months; and
•other statements regarding our future operations, financial condition, and prospects and business strategies.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ZUORA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	October 31, 2019	January 31, 2019
		As Adjusted¹
Assets
Current assets:
Cash and cash equivalents	$64,621	$67,940
Short-term investments	105,777	107,908
Accounts receivable, net of allowance for doubtful accounts of $2,622 and $2,522 as of October 31, 2019 and January 31, 2019, respectively	60,073	58,258
Restricted cash, current portion	—	400
Deferred commissions, current portion	8,981	8,616
Prepaid expenses and other current assets	16,157	14,632
Total current assets	255,609	257,754
Property and equipment, net	28,392	19,625
Restricted cash, net of current portion	—	1,684
Purchased intangibles, net	6,043	7,396
Deferred commissions, net of current portion	18,044	18,664
Goodwill	17,632	17,632
Other assets	5,569	3,292
Total assets	$331,289	$326,047
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,719	$1,512
Accrued expenses and other current liabilities	17,158	14,210
Accrued employee liabilities	27,227	22,603
Debt, current portion	4,447	2,963
Deferred revenue, current portion	94,010	86,784
Total current liabilities	144,561	128,072
Debt, net of current portion	7,187	10,494
Deferred revenue, net of current portion	209	112
Deferred tax liabilities	1,877	1,877
Other long-term liabilities	9,712	3,678
Total liabilities	163,546	144,233
Commitments and contingencies (note 16)
Stockholders’ equity:
Class A common stock	8	8
Class B common stock	3	3
Additional paid-in capital	534,642	488,776
Accumulated other comprehensive income	186	481
Accumulated deficit	(367,096)	(307,454)
Total stockholders’ equity	167,743	181,814
Total liabilities and stockholders’ equity	$331,289	$326,047
(1) See Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements for a summary of adjustments related to the adoption of Topic 606.
See notes to unaudited condensed consolidated financial statements.

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
		As Adjusted¹		As Adjusted¹
Revenue:
Subscription	$54,038	$43,083	$151,996	$119,849
Professional services	17,784	18,273	53,668	51,802
Total revenue	71,822	61,356	205,664	171,651
Cost of revenue:
Subscription	13,858	10,987	38,589	31,273
Professional services	20,443	19,190	61,445	53,569
Total cost of revenue	34,301	30,177	100,034	84,842
Gross profit	37,521	31,179	105,630	86,809
Operating expenses:
Research and development	17,903	14,282	53,662	39,667
Sales and marketing	28,027	24,849	80,818	71,008
General and administrative	10,597	9,579	32,366	27,553
Total operating expenses	56,527	48,710	166,846	138,228
Loss from operations	(19,006)	(17,531)	(61,216)	(51,419)
Interest and other income (expense), net	1,190	633	2,294	(1,218)
Loss before income taxes	(17,816)	(16,898)	(58,922)	(52,637)
Income tax provision	(421)	(326)	(720)	(921)
Net loss	(18,237)	(17,224)	(59,642)	(53,558)
Comprehensive loss:
Foreign currency translation adjustment	(141)	(679)	(416)	(341)
Unrealized gain (loss) on available-for-sale securities	75	(32)	121	(32)
Comprehensive loss	$(18,303)	$(17,935)	$(59,937)	$(53,931)
Net loss per share attributable to common stockholders, basic and diluted	$(0.16)	$(0.16)	$(0.54)	$(0.62)
Weighted-average shares outstanding used in calculating net loss per share attributable to common stockholders, basic and diluted	111,835	106,049	110,436	85,820
(1) See Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements for a summary of adjustments related to the adoption of Topic 606.
See notes to unaudited condensed consolidated financial statements.

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Nine Months Ended October 31, 2019
						Accumulated		Total
	Class A		Class B		Additional	Other	Accumulated	Stockholders'
	Common Stock		Common Stock		Paid-in	Comprehensive	Deficit	Equity
	Shares	Amount	Shares	Amount	Capital	Income	As Adjusted¹	As Adjusted¹
Balance, January 31, 2019	77,119	$8	32,575	$3	$488,776	$481	$(307,454)	$181,814
Conversion of Class B common stock to Class A common stock	15,477	—	(15,477)	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchases	(15)	—	2,217	—	8,981	—	—	8,981
Lapse of restrictions on common stock related to early exercise of stock options	—	—	—	—	365	—	—	365
Purchases of common stock under the ESPP	422	—	—	—	5,069	—	—	5,069
RSU releases	595	—	147	—	—	—	—	—
Stock-based compensation	—	—	—	—	31,413	—	—	31,413
Deferred offering costs	—	—	—	—	38	—	—	38
Other comprehensive loss	—	—	—	—	—	(295)	—	(295)
Net loss	—	—	—	—	—	—	(59,642)	(59,642)
Balance, October 31, 2019	93,598	$8	19,462	$3	$534,642	$186	$(367,096)	$167,743

	Three Months Ended October 31, 2019
						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, July 31, 2019	87,875	$8	24,422	$3	$520,812	$252	$(348,859)	$172,216
Conversion of Class B common stock to Class A common stock	5,413	—	(5,413)	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchases	(7)	—	406	—	1,933	—	—	1,933
Lapse of restrictions on common stock related to early exercise of stock options	—	—	—	—	59	—	—	59
RSU releases	317	—	47	—	—	—	—	—
Stock-based compensation	—	—	—	—	11,838	—	—	11,838
Other comprehensive loss	—	—	—	—	—	(66)	—	(66)
Net loss	—	—	—	—	—	—	(18,237)	(18,237)
Balance, October 31, 2019	93,598	$8	19,462	$3	$534,642	$186	$(367,096)	$167,743
(1) See Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements for a summary of adjustments related to the adoption of Topic 606.
See notes to unaudited condensed consolidated financial statements.

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
(in thousands)
(unaudited)

	Nine Months Ended October 31, 2018
									Accumulated		Total
	Convertible		Class A		Class B		Additional	Related	Other	Accumulated	Stockholders'
	Preferred Stock		Common Stock		Common Stock		Paid-in	Party	Comprehensive	Deficit	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Income	As Adjusted¹	As Adjusted¹
Balance, January 31, 2018	61,984	$6	—	$—	30,524	$3	$286,152	$(1,281)	$471	$(234,713)	$50,638
Conversion of convertible preferred stock to common stock in connection with initial public offering	(61,984)	(6)	—	—	61,984	6	—	—	—	—	—
Issuance of common stock in connection with initial public offering, net of underwriting discounts and issuance costs	—	—	12,650	1	—	—	159,999	—	—	—	160,000
Conversion of Class B common stock to Class A common stock	—	—	59,478	6	(59,478)	(6)	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	369	—	2,543	1	7,012	—	—	—	7,013
RSU releases	—	—	106	—	212	—	—	—	—	—	—
Lapse of restrictions on common stock related to early exercise of stock options	—	—	—	—	—	—	1,751	—	—	—	1,751
Deferred offering costs	—	—	—	—	—	—	(543)	—	—	—	(543)
Stock-based compensation	—	—	—	—	—	—	17,722	—	—	—	17,722
Related party notes receivable	—	—	—	—	—	—	—	1,281	—	—	1,281
Other comprehensive loss	—	—	—	—	—	—	—	—	(373)	—	(373)
Net loss	—	—	—	—	—	—	—	—	—	(53,558)	(53,558)
Balance, October 31, 2018	—	$—	72,603	$7	35,785	$4	$472,093	$—	$98	$(288,271)	$183,931

	Three Months Ended October 31, 2018
									Accumulated		Total
	Convertible		Class A		Class B		Additional	Related	Other	Accumulated	Stockholders'
	Preferred Stock		Common Stock		Common Stock		Paid-in	Party	Comprehensive	Deficit	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Income	As Adjusted¹	As Adjusted¹
Balance, July 31, 2018	—	$—	44,970	$4	62,680	$6	$461,804	$(5,657)	$809	$(271,047)	$185,919
Conversion of Class B common stock to Class A common stock	—	—	27,239	3	(27,239)	(2)	—	—	—	—	1
Issuance of common stock upon exercise of stock options	—	—	369	—	297	—	2,264	—	—	—	2,264
RSU releases	—	—	25	—	47	—	—	—	—	—	—
Lapse of restrictions on common stock related to early exercise of stock options	—	—	—	—	—	—	614	—	—	—	614
Deferred offering costs	—	—	—	—	—	—	(10)	—	—	—	(10)
Stock-based compensation	—	—	—	—	—	—	7,459	—	—	—	7,459
Related party notes receivable	—	—	—	—	—	—	(38)	5,657	—	—	5,619
Other comprehensive loss	—	—	—	—	—	—	—	—	(711)	—	(711)
Net loss	—	—	—	—	—	—	—	—	—	(17,224)	(17,224)
Balance, October 31, 2018	—	$—	72,603	$7	35,785	$4	$472,093	$—	$98	$(288,271)	$183,931
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

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2019	2018
		As Adjusted¹
Cash flows from operating activities:
Net loss	$(59,642)	$(53,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,399	6,628
Stock-based compensation	31,413	17,722
Provision for doubtful accounts	3,229	4,518
Amortization of deferred commissions	7,049	5,769
Other	(1,268)	68
Changes in operating assets and liabilities:
Accounts receivable	(5,044)	(6,133)
Prepaid expenses and other assets	(3,521)	(4,254)
Deferred commissions	(6,794)	(8,923)
Accounts payable	(228)	26
Accrued expenses and other liabilities	6,861	4,211
Accrued employee liabilities	4,624	6,815
Deferred revenue	7,323	10,519
Net cash used in operating activities	(7,599)	(16,592)
Cash flows from investing activities:
Purchases of property and equipment	(12,878)	(10,621)
Purchases of short-term investments	(155,936)	(97,118)
Sales of short-term investments	3,496	—
Maturities of short-term investments	155,800	—
Business combinations, net of cash acquired	—	(247)
Net cash used in investing activities	(9,518)	(107,986)
Cash flows from financing activities:
Payments under capital leases	—	(1,336)
Proceeds from issuance of common stock upon exercise of stock options	8,981	9,026
Payments of offering costs	—	(4,399)
Proceeds of issuance of common stock under employee stock purchase plan	5,069	—
Proceeds from initial public offering, net of underwriters’ discounts and commissions	—	164,703
Payments under related party notes receivable	—	(4,344)
Repayments of related party notes receivable	—	5,625
Repurchases of unvested common stock	(70)	(10)
Principal payments on long-term debt	(1,850)	(834)
Payments related to business combination	—	(12,558)
Net cash provided by financing activities	12,130	155,873
Effect of exchange rates on cash and cash equivalents and restricted cash	(416)	(341)
Net (decrease) increase in cash and cash equivalents and restricted cash	(5,403)	30,954
Cash and cash equivalents and restricted cash, beginning of period	70,024	53,363
Cash and cash equivalents and restricted cash, end of period	$64,621	$84,317
Supplemental disclosure of non-cash investing and financing activities:
Lapse of restrictions on common stock related to early exercise of stock options	$365	$1,751
Property and equipment purchases accrued or in accounts payable	$3,056	$367
Deferred offering costs payable or accrued but not paid	$—	$210
Property and equipment acquired under capital leases	$—	$2,392
Reconciliation of cash and cash equivalents and restricted cash within the unaudited condensed consolidated balance sheets to the amounts shown in the unaudited condensed consolidated statements of cash flows above:
Cash and cash equivalents	$64,621	$77,883
Restricted cash, current	—	4,350
Restricted cash, net of current portion	—	2,084
Total cash and cash equivalents and restricted cash	$64,621	$84,317
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
Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
The Company’s significant accounting policies are discussed in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2019, filed with the Securities and Exchange Commission (SEC) on April 18, 2019. There have been no significant changes to these policies during the nine months ended October 31, 2019, except for the accounting policies for revenue recognition and deferred commissions that were updated as a result of adopting Topic 606, as discussed below.
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
The impact of Topic 606 on reported revenue results was not material. Topic 606, however, modified the Company’s revenue recognition policy in the following ways:
•Removal of the limitation on contingent revenue, which can result in revenue for certain multi-element customer contracts being recognized differently during the contract term;
•Allocation of discounts over the entire committed contract period, which have affected transactions where customer commitments increased or where discounts fluctuated over the contract term;
•The treatment of revenue recognition related to on-premise term licenses. The Company has a limited number of on-premise term licenses. Under Topic 606, the Company recognizes the revenue on these licenses when the software is delivered to the customer, which is typically at the beginning of the contract term. In the past the Company recognized revenue for on-premise term licenses ratably over the contract term; and
•Allocation between periods and between subscription revenues and professional services revenues driven by changes mandated by Topic 606 for the treatment of material rights.

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
The Company determines the amount of revenue to be recognized through application of the following steps:
◦Identification of the contract, or contracts with a customer;
◦Identification of the performance obligations in the contract;
◦Determination of the transaction price;
◦Allocation of the transaction price to the performance obligations in the contract; and
◦Recognition of revenue when or as the Company satisfies the performance obligations.
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
Contract Assets
Subscription services revenue is generally recognized ratably over the contract term beginning on the commencement date of each contract. Under Topic 606, the timing and amount of revenue recognition may differ in certain situations from the revenue recognized under previous accounting guidance, which included a contingent revenue rule that limited subscription revenue to the customer invoice amount for the period of service (collectively billings). Under Topic 606, the Company records a contract asset when revenue recognized on a contract exceeds the billings for the period. Contract assets are included in Prepaid expenses and other current assets and Other assets in the Company's unaudited condensed consolidated balance sheets. The total value of the Company's contract assets was $4.5 million as of October 31, 2019 and $4.2 million as of January 31, 2019.
For further detail regarding the Company's remaining performance obligations please refer to Note 10. Deferred Revenue and Performance Obligations.
Recent Accounting Pronouncements—Not Yet Adopted
Under the Jumpstart Our Business Startups Act (JOBS Act), the Company currently qualifies as an “emerging growth company” and has elected to use the extended transition period for complying with new or revised accounting standards under the JOBS Act. However, the Company will no longer qualify as an emerging growth company beginning as of January 31, 2020 and therefore the expected adoption dates for the ASUs discussed below reflect the public business entity effective dates.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the guidance in topic ASC 840, Leases. Under the new standard, lessees will be required to record a right-of-use asset and a lease liability for all leases, with certain exceptions, on their balance sheets. The Company expects to adopt ASU 2016-02 using the modified retrospective method beginning with its Annual Report on Form 10-K for the fiscal year ending January 31, 2020, including interim period disclosures within that filing. The Company is currently evaluating its lease portfolio and expects the adoption of this standard to have a material impact on its consolidated balance sheets.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method rather than the incurred loss model for recognizing credit losses. Additionally, any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. The Company expects to adopt ASU 2016-13 beginning with its fiscal year ending January 31, 2021, including interim periods within that fiscal year. The Company is currently evaluating the impact of adopting this standard and does not expect its adoption to have a significant impact on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which amends ASC 820, Fair Value Measurement. The standard no longer requires disclosure of the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted-average used to develop significant unobservable inputs for Level 3 fair value measurements. The Company expects to adopt ASU 2018-13 beginning with its fiscal year ending January 31, 2021, including interim periods within that fiscal year. The Company is currently evaluating the impact of adopting this standard and does not expect the adoption to have a significant impact on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company expects to adopt ASU 2018-15 beginning with its fiscal year ending January 31, 2021, including interim periods within that fiscal year. The Company is currently evaluating the impact of adopting this standard and does not expect the adoption to have a significant impact on its consolidated financial statements.
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
The adoption of Topic 606 did not have a significant impact on U.S. taxes due to the full valuation allowance against the deferred tax asset. However, the deferral of incremental commissions for foreign employees increased foreign deferred tax liabilities which will be realized over the period of the deferred commission amortization.
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

The following table summarizes the adjustments on affected line items of the unaudited adjusted condensed consolidated balance sheet resulting from the adoption of Topic 606 (in thousands):

	January 31, 2019
	As Reported Under ASC 605	Topic 606 Adjustment	As Adjusted Under Topic 606
Assets
Deferred commissions, current portion	$—	$8,616	$8,616
Prepaid expenses and other current assets¹	10,414	4,218	14,632
Deferred commissions, net of current portion	—	18,664	18,664
Purchased intangibles, net	9,042	(1,646)	7,396
Goodwill	20,861	(3,229)	17,632
Liabilities
Deferred revenue, current portion	90,565	(3,781)	86,784
Deferred revenue, net of current portion	406	(294)	112
Deferred tax liabilities	—	1,877	1,877
Equity
Accumulated deficit	(336,275)	28,821	(307,454)
(1) Prepaid expenses and other current assets includes the impact of contract assets.
The following tables summarize the adjustments on affected line items of the unaudited adjusted condensed consolidated statements of comprehensive loss resulting from the adoption of Topic 606 (in thousands):

	Three Months Ended October 31, 2018
	As Reported Under ASC 605	Topic 606 Adjustment	As Adjusted Under Topic 606
Revenue
Subscription	$44,485	$(1,402)	$43,083
Professional services	17,152	1,121	18,273
Total revenues	61,637	(281)	61,356
Gross profit	31,460	(281)	31,179
Sales and marketing	25,896	(1,047)	24,849
Total operating expenses	49,757	(1,047)	48,710
Loss from operations	(18,297)	766	(17,531)
Loss before income taxes	(17,664)	766	(16,898)
Income tax provision	(225)	(101)	(326)
Net loss	(17,889)	665	(17,224)
Comprehensive loss	(18,600)	665	(17,935)
Net loss per share attributable to common stockholders, basic and diluted	(0.17)	0.01	(0.16)

	Nine Months Ended October 31, 2018
	As Reported Under ASC 605	Topic 606 Adjustment	As Adjusted Under Topic 606
Revenue
Subscription	$122,069	$(2,220)	$119,849
Professional services	49,066	2,736	51,802
Total revenues	171,135	516	171,651
Gross profit	86,293	516	86,809
Sales and marketing	74,162	(3,154)	71,008
Total operating expenses	141,382	(3,154)	138,228
Loss from operations	(55,089)	3,670	(51,419)
Loss before income taxes	(56,307)	3,670	(52,637)
Income tax provision	(616)	(305)	(921)
Net loss	(56,923)	3,365	(53,558)
Comprehensive loss	(57,296)	3,365	(53,931)
Net loss per share attributable to common stockholders, basic and diluted	(0.66)	0.04	(0.62)

Note 3. Investments
The amortized costs, unrealized gains and losses and estimated fair values of the Company’s short-term investments as of October 31, 2019 were as follows (in thousands):

	October 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$27,930	$72	$—	$28,002
Corporate bonds	36,908	56	—	36,964
Commercial paper	40,811	—	—	40,811
Total short-term investments	$105,649	$128	$—	$105,777
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
There were no material realized gains or losses from sales of marketable securities that were reclassified out of accumulated other comprehensive income into investment income during the three and nine months ended October 31, 2019 and 2018. The Company does not believe that any unrealized losses represent other-than-temporary impairments based on its evaluation of available evidence. All securities had stated effective maturities of two years or less as of October 31, 2019.

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
The following tables summarize the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis (in thousands):

	October 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$53,274	$—	$—	$53,274
Short-term investments:
U.S. government securities	$—	$28,002	$—	$28,002
Corporate bonds	—	36,964	—	36,964
Commercial paper	—	40,811	—	40,811
Total short-term investments	$—	$105,777	$—	$105,777

	January 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$61,201	$—	$—	$61,201
Short-term investments:
U.S. government securities	$—	$17,951	$—	$17,951
Corporate bonds	—	34,302	—	34,302
Commercial paper	—	55,655	—	55,655
Total short-term investments	$—	$107,908	$—	$107,908
Restricted cash:
Money market funds	$2,084	$—	$—	$2,084
The carrying amounts of certain financial instruments, including cash held in bank accounts, accounts receivable, accounts payable, and accrued expenses, approximate fair value due to their relatively short maturities. The carrying amount of debt approximates fair value due to its floating interest rate.

Note 5. Deferred Commissions
Deferred commissions, related to incremental costs of obtaining customer contracts, were $27.0 million as of October 31, 2019 and $27.3 million as of January 31, 2019 (as adjusted), respectively. Amortization expense for deferred commissions was $2.4 million and $7.0 million for the three and nine months ended October 31, 2019, respectively, and $2.0 million and $5.8 million for the three and nine months ended October 31, 2018 (as adjusted), respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
Note 6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	October 31, 2019	January 31, 2019
		As Adjusted¹
Contract assets	$4,152	$4,218
Prepaid software subscriptions	4,037	4,797
Prepaid hosting costs	1,556	1,251
Prepaid insurance	1,342	790
Prepaid rent	1,045	991
Taxes	440	579
Other	3,585	2,006
Total	$16,157	$14,632
(1) See Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements for a summary of adjustments related to the adoption of Topic 606.
Note 7. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	October 31, 2019	January 31, 2019
Servers	$16,873	$14,972
Software	13,967	10,770
Leasehold improvements	12,785	5,010
Computer equipment	11,123	10,109
Furniture and fixtures	3,945	2,523
Vehicles	109	109
	58,802	43,493
Less accumulated depreciation and amortization	(30,410)	(23,868)
Total	$28,392	$19,625
Depreciation and amortization expense related to property and equipment, which includes amortization of capitalized internal-use software, was $2.8 million and $7.0 million for the three and nine months ended October 31, 2019, respectively, and $1.8 million and $4.9 million for the three and nine months ended October 31, 2018, respectively. Depreciation and amortization expense is included in Operating expenses and Cost of revenue in the accompanying unaudited condensed consolidated statements of comprehensive loss.
As of October 31, 2019 and January 31, 2019, capitalized internal-use software costs were $5.7 million and $4.3 million, respectively. Internal-use software amortization recorded to cost of subscription revenue was $1.0 million and $1.8 million for the three and nine months ended October 31, 2019, respectively, and $0.4 million and $1.0 million for the three and nine months ended October 31, 2018, respectively.

Note 8. Purchased Intangible Assets
The following table summarizes the purchased intangible asset balances (in thousands):

	October 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$7,697	$(4,879)	$2,818
Customer relationships	4,287	(1,657)	2,630
Trade names	909	(314)	595
Total	$12,893	$(6,850)	$6,043

	January 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$7,697	$(4,045)	$3,652
Customer relationships (as adjusted)¹	4,287	(1,236)	3,051
Trade names	909	(216)	693
Total	$12,893	$(5,497)	$7,396
(1) See Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements for a summary of adjustments related to the adoption of Topic 606.
Amortization expense related to purchased intangible assets was approximately $0.4 million and $1.4 million for the three and nine months ended October 31, 2019, respectively, and $0.5 million and $1.7 million for the three and nine months ended October 31, 2018, respectively. Amortization expense related to purchased intangible assets is included in Cost of subscription revenue in the accompanying unaudited condensed consolidated statements of comprehensive loss.
Note 9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	October 31, 2019	January 31, 2019
Accrued outside services and consulting	$3,443	$2,089
Accrued goods and services taxes	2,980	3,098
Accrued taxes	1,941	1,651
Accrued hosting and third party license fees	1,919	1,073
Employee early exercised stock options	143	436
Other accrued expenses	6,732	5,863
Total	$17,158	$14,210

Note 10. Deferred Revenue and Performance Obligations
Subscription revenue recognized during the three and nine months ended October 31, 2019 that was included in the deferred revenue balances at the beginning of the respective periods was $42.5 million and $73.7 million, respectively, and was $29.2 million and $50.1 million for the three and nine months ended October 31, 2018 (as adjusted), respectively. Professional service and other revenue recognized in the same periods from deferred revenue balances at the beginning of the respective periods was not material.

As of October 31, 2019, total remaining non-cancellable performance obligations under the Company's subscription contracts with customers was approximately $261.6 million and the Company expects to recognize revenue on approximately 61% of these remaining performance obligations over the next 12 months. Revenue from the remaining performance obligations for professional service and other contracts as of October 31, 2019 was not material.
Note 11. Geographical Information
Disaggregation of Revenue
Revenue by country, based on the customer’s address at the time of sale, was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
		As Adjusted¹		As Adjusted¹
United States	$49,437	$43,630	$142,039	$123,267
Others	22,385	17,726	63,625	48,384
Total	$71,822	$61,356	$205,664	$171,651
Percentage of revenue by geographic area:
United States	69%	71%	69%	72%
Other	31%	29%	31%	28%
(1) See Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements for a summary of adjustments related to the adoption of Topic 606.
Other than the United States, no individual country exceeded 10% of total revenue for the three or nine months ended October 31, 2019 and 2018.
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
Revolving Loan. The Debt Agreement allows the Company to borrow up to $30.0 million in revolving loans until October 2021. Advances drawn down under the revolving loan incur interest at the WSJ Prime Rate minus 1.00% which is due monthly on any amounts drawn down, with the principal due at maturity. Any outstanding amounts must be fully repaid on or before October 2021. The Company is required to pay an annual fee of $20,000 on this revolving loan, regardless of any amounts drawn down. As of October 31, 2019, the Company had not drawn down any amounts under this revolving loan.
Term Loan. The Debt Agreement allows the Company to borrow $15.0 million in term loans, which was drawn down in June 2017 to partially finance the acquisition of Leeyo. Any outstanding amounts under the term loan accrue interest at the WSJ Prime rate minus 1.00%. The interest rate was 3.75% as of October 31, 2019. The Company is required to make equal monthly payments of principal and interest over 36 months until the term loan is repaid in June 2022. The Company may prepay all outstanding principal and accrued interest at any time without penalty. The Company will incur a fee of 1.5% of the original principal amount of the term loan, or $225,000, upon the earlier to occur of prepayment or the termination of the facility. As of October 31, 2019, the Company had $11.6 million outstanding under the term loan.

Both the revolving loan and the term loan are subject to a certain financial covenant to maintain an adjusted quick ratio of no less than 1.10:1.00. As of October 31, 2019, the Company was in compliance with this financial covenant. The Debt Agreement also imposes certain limitations with respect to lines of business, mergers, investments and acquisitions, additional indebtedness, distributions, guarantees, liens, and encumbrances. The Company was also in compliance with these restrictions as of October 31, 2019.
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
Note 13. Income Taxes
The following table reflects the Company's income tax provision, pretax loss and effective tax rate for the periods presented (in thousands, except percentages):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
		As Adjusted¹		As Adjusted¹
Loss before income taxes	$17,816	$16,898	$58,922	$52,637
Income tax provision	$421	$326	$720	$921
Effective tax rate	(2.4)%	(1.9)%	(1.2)%	(1.7)%
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
Note 14. Stockholders’ Equity
Preferred Stock
As of October 31, 2019, the Company had authorized 10 million shares of preferred stock, each with a par value of $0.0001 per share. As of October 31, 2019, no shares of preferred stock were issued and outstanding.
Common Stock
Prior to the Company's IPO, which was effective in April 2018, all shares of common stock then outstanding were reclassified into Class B common stock. Shares offered and sold in the IPO consisted of newly authorized shares of Class A common stock.
As of October 31, 2019, the Company had authorized 500 million shares of Class A common stock and 500 million shares of Class B common stock, each with a par value of $0.0001 per share. As of October 31, 2019, 93.6 million shares of Class A common stock and 19.5 million shares of Class B common stock were issued and outstanding.
Holders of Class A and Class B common stock are entitled to one vote per share and ten votes per share, respectively, and the shares of Class A common stock and Class B common stock are identical, except for voting and conversion rights.

Accumulated Other Comprehensive Income
Components of accumulated other comprehensive income were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain on Available-for-Sale Securities	Total
Balance, January 31, 2019	$474	$7	$481
Foreign currency translation adjustment	(416)	—	(416)
Unrealized gain on available-for-sale securities	—	121	121
Balance, October 31, 2019	$58	$128	$186
There were no material reclassifications out of accumulated other comprehensive income during the three and nine months ended October 31, 2019. Additionally, there was no material tax impact on the amounts presented.
Note 15. Employee Stock Plans
Equity Incentive Plans
In March 2018, the Company’s Board of Directors adopted and its stockholders approved the 2018 Equity Incentive Plan (2018 Plan). The 2018 Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, RSUs, performance awards, and stock bonuses. As of October 31, 2019, approximately 16.1 million shares of Class A common stock were reserved and available for issuance under the 2018 Plan. In addition, as of October 31, 2019, 11.6 million stock options and RSUs exercisable or settleable for Class B common stock were outstanding in the aggregate under the Company’s 2006 Stock Plan (2006 Plan) and 2015 Equity Incentive Plan (2015 Plan), which plans were terminated in May 2015 and April 2018, respectively. The 2006 Plan and 2015 Plan continue to govern outstanding equity awards granted thereunder.
Stock Options
The following table summarizes stock option activity and related information (in thousands, except weighted-average exercise price and average remaining contractual term):

	Shares Subject To Outstanding Stock Options	Weighted-Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of January 31, 2019	14,784	$4.81	7.41	$249,119
Granted	2,646	17.92
Exercised	(2,217)	4.05
Forfeited	(1,115)	7.09
Balance as of October 31, 2019	14,098	7.21	6.99	109,839
Exercisable as of October 31, 2019	11,325	4.64	6.58	108,775
Vested and expected to vest as of October 31, 2019	13,584	7.00	6.91	108,122
The weighted-average grant date fair value per share of options granted during the three and nine months ended October 31, 2019 was $5.55 and $7.10, respectively, and was $10.24 and $6.80 for the three and nine months ended October 31, 2018, respectively. The aggregate intrinsic value of options exercised during the three and nine months ended October 31, 2019 was $4.2 million, and $31.5 million, respectively, and was $13.6 million and $31.5 million for the three and nine months ended October 31, 2018, respectively. As of October 31, 2019, there was $28.9 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average of 2.6 years.

The Company used the Black-Scholes option-pricing model to estimate the fair value of its stock options granted with the following assumptions:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Fair value of common stock	$13.67 - $14.82	$27.86	$13.67 - $23.64	$12.28 - $27.86
Expected volatility	38.3% - 38.9%	32.4%	35.0% - 39.0%	39.2% - 40.9%
Expected term (years)	5.6 - 6.5	5.9 - 6.0	5.6 - 6.5	5.1 - 6.4
Risk-free interest rate	1.4% - 1.7%	2.8%	1.4% - 2.5%	2.6% - 2.9%
Expected dividend yield	—	—	—	—
Options Subject to Early Exercise
At the discretion of the Company’s Board of Directors, certain options may be exercisable immediately at the date of grant but are subject to a repurchase right, under which the Company may buy back any unvested shares at the lower of their original exercise price or then current fair market value in the event of an employee’s termination prior to vesting. The consideration received for an exercise of an unvested option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The liabilities are reclassified into equity as the awards vest. As of October 31, 2019 and January 31, 2019, the Company had $0.2 million and $0.7 million, respectively, recorded in accrued expenses and other current liabilities, and other long-term liabilities, related to early exercises of options to acquire approximately 46,000 and 150,000 shares of common stock, respectively.
RSU and Restricted Stock Award Activity
The following table summarizes RSU and restricted stock award activity and related information for the nine months ended October 31, 2019 (in thousands, except weighted-average grant date fair value):

	Number of RSU and Restricted Shares Outstanding	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2019	3,063	$13.89
Granted	3,117	19.87
Vested	(1,450)	12.15
Forfeited	(524)	19.92
Balance as of October 31, 2019	4,206	18.17
As of October 31, 2019, there was $64.0 million of unrecognized compensation cost related to unvested RSUs and restricted stock awards, which is expected to be recognized over a weighted average of 2.8 years.
2018 Employee Stock Purchase Plan
In March 2018, the Company's Board of Directors adopted and its stockholders approved the 2018 Employee Stock Purchase Plan (ESPP). A total of 2.8 million shares of Class A common stock were reserved and available for issuance under the ESPP as of October 31, 2019. The ESPP provides for 24-month offering periods beginning June 15 and December 15 of each year, and each offering period contains four six-month purchase periods. On each purchase date, ESPP participants will purchase shares of the Company’s Class A common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Class A common stock on the offering date or (2) the fair market value of the Class A common stock on the purchase date.
As of October 31, 2019, there was approximately $4.4 million of unrecognized stock-based compensation expense related to the ESPP which is expected to be recognized over a weighted average of 0.8 years.

The Company estimated the fair value of ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended October 31,
	2019	2018
Fair value of common stock	$14.73	$14.00
Expected volatility	36.0% - 42.6%	24.6% - 29.9%
Expected term (in years)	0.5 - 2.0	0.7 - 2.2
Risk-free interest rate	1.9% - 2.2%	2.0% - 2.4%
Expected dividend yield	—	—
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories in the accompanying unaudited condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Cost of subscription revenue	$683	$555	$1,987	$1,311
Cost of professional services revenue	1,814	1,685	5,157	4,115
Research and development	4,015	1,902	11,690	4,366
Sales and marketing	3,728	2,205	8,071	5,317
General and administrative	1,598	1,112	4,508	2,613
Total stock-based compensation expense	$11,838	$7,459	$31,413	$17,722

Note 16. Commitments and Contingencies
(a) Leases
The Company periodically leases facilities and equipment under noncancellable operating and capital leases. The terms of the lease agreements may include graduated rental payments, allowances, rent holidays and escalations. Accordingly, the Company recognizes the related rent expense on a straight-line basis over the entire lease term and records the difference between amounts charged to operations and amounts paid as deferred rent.
In March 2019, the Company entered into a new operating lease agreement for approximately 100,000 square feet of office space located in Redwood Shores, California that will replace its existing headquarters in San Mateo, California. The initial rental rate is $446,460 per month with seven months of free rent in the first year, with annual increases of three percent (3%). The initial lease term is 127 months and commences upon the earlier of the date the Company moves into the space or January 1, 2020, and includes an option to renew for an additional seven years at the then prevailing rental rate. The agreement also includes a reimbursement allowance of up to $10.0 million for tenant improvements made by the Company, of which $5.3 million was reimbursed as of October 31, 2019.
As of October 31, 2019, the Company had operating leases for its offices in the United States and other locations around the world. The initial lease term for these facilities ranged from approximately one to eleven years and includes approximately 270,000 square feet of space. In connection with these leased facilities, the Company had bank issued irrevocable letters of credit on the leases of $5.1 million outstanding as of October 31, 2019.
Deferred rent was $9.2 million and $3.0 million as of October 31, 2019 and January 31, 2019, respectively, and is included in Accrued expenses and other current liabilities and Other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. Rent expense was $4.0 million and $9.3 million for the three and nine months ended October 31, 2019, respectively, and $2.8 million and $7.2 million for the three and nine months ended October 31, 2018, respectively.
As of October 31, 2019, the future minimum lease payments under operating leases by fiscal year were as follows (in thousands):

Operating Leases
Remainder of 2020	$2,920
2021	9,768
2022	12,722
2023	12,730
2024	10,049
Thereafter	42,525
Total future lease commitments	$90,714
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
Shareholder Litigation
On June 14, 2019, a securities class action lawsuit was filed in the U.S. District Court for the Northern District of California naming the Company and certain of its officers as defendants. The complaint purports to bring suit on behalf of shareholders who purchased or otherwise acquired the Company’s securities between April 12, 2018 and May 30, 2019. The complaint alleges that defendants made false and misleading statements about the Company’s business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (Exchange Act), and seeks unspecified compensatory damages, fees and costs. On September 9, 2019, the district court appointed the lead plaintiff and lead counsel. On November 8, 2019, the lead plaintiff filed a consolidated amended complaint asserting the same claims. The Company believes the plaintiff’s allegations are without merit and intends to defend vigorously against the claims. Given the procedural posture and the nature of this lawsuit, including that the proceedings are in the early stages, the Company is unable to estimate the reasonably possible loss or range of loss, if any, that may result from this matter.
On September 10, 2019, two shareholder derivative lawsuits were filed in the U.S. District Court for the Northern District of California against certain of the Company’s directors and executive officers and naming the Company as a nominal defendant. The derivative actions allege claims based on events similar to those in the securities class action and assert causes of action against the individual defendants for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and for making false and misleading statements about the Company’s business, operations, and prospects in violation of Section 14(a) of the Exchange Act. Plaintiffs seek corporate reforms, unspecified damages and restitution, and fees and costs. On November 5, 2019, the shareholder derivative lawsuits, which are related to the securities class action, were assigned to the same judge who is overseeing the securities class action lawsuit. Given the procedural posture and the nature of the litigation, including that the proceedings are in the early stages, the Company is unable to estimate the reasonably possible loss or range of loss, if any, that may result from these matters.
(c) Other Contractual Obligations
As of October 31, 2019, the Company had a contractual obligation to make $14.6 million in purchases, primarily for cloud computing services provided by one of its vendors by September 30, 2020.

Note 17. Net Loss Per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
		As Adjusted¹		As Adjusted¹
Numerator:
Net loss	$(18,237)	$(17,224)	$(59,642)	$(53,558)
Denominator:
Weighted-average common shares outstanding, basic and diluted	111,835	106,049	110,436	85,820
Net loss per share attributable to common stockholders, basic and diluted	$(0.16)	$(0.16)	$(0.54)	$(0.62)
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

	October 31,
	2019	2018
Issued and outstanding stock options	14,098	15,645
Unvested restricted stock issued and outstanding	551	1,495
Unvested RSUs issued and outstanding	3,655	1,566
Shares committed under ESPP	313	398
Total	18,617	19,104

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
Fiscal Third Quarter Business Highlights:

In the third quarter of fiscal 2020, we continued to address our previously disclosed sales execution and product integration challenges, which have impacted our revenue growth, as follows:
•During the third quarter, we expanded our sales leadership team with the addition of Robert Traube, our new Chief Revenue Officer, who is leading our field organization and helping scale our business. We have also recently hired James Huang as our new Senior Vice President of Global Alliances who, as a part of Mr. Traube's team, will work to establish deeper relationships with our leading global partners. We also continued implementing our sales execution initiatives that we began in the second quarter, including enhancing our sales approach to more closely align with our prospective customer's needs; refining our sales enablement and training process; and growing and leveraging our relationships with strategic partners including global systems integrators (GSIs) to more effectively increase our sales and the implementation of our solutions.
•With respect to the product integration between our Zuora Billing and Zuora RevPro® products, we have resumed the paused customer implementations and are working to get these customers operationally live on our integrated product. We expect to resume cross-sell activity of our Zuora RevPro product into our existing Zuora Billing customers as we make progress on the existing implementations.
Other business highlights during the three months ended October 31, 2019 compared to the three months ended October 31, 2018 included:

•Customers with ACV exceeding $100,000 totaled 586, an increase of 16%. We expect this metric to increase on a long-term basis, although we may experience fluctuations as we continue to work through the sales execution and product integration challenges we discussed in the first quarter.
•Dollar-based retention rate was 106% as of October 31, 2019. We have seen a recent decline in the dollar-based retention rate primarily due to the lower cross-sell activity of our Zuora RevPro into our existing Zuora Billing customers resulting from product integration challenges and some customers renewing with lower transaction volume in the quarter. We may experience fluctuations, including potentially lower rates, as we continue working to improve our overall sales motion.
•Customer transaction volume through Zuora's billing platform was $11.2 billion, an increase of 29%.
Fiscal Third Quarter Financial Performance Summary:
Our financial performance for the three months ended October 31, 2019 compared to the three months ended October 31, 2018 reflects the following:
•Subscription revenues were $54.0 million, an increase of $11.0 million, or 25%; and total revenues were $71.8 million, an increase of $10.5 million, or 17%.
•Gross profit was $37.5 million, or 52% of total of revenue, compared to $31.2 million, or 51% of total revenue.
•Loss from operations was $19.0 million, or 26% of total revenue, compared to a loss of $17.5 million, or 29% of total revenue.
Key Operational and Financial Metrics
We monitor the following key operational and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:
Customers with Annual Contract Value (ACV) Equal to or Greater than $100,000
We believe our ability to enter into larger contracts is indicative of broader adoption of our solution by larger organizations. It also reflects our ability to expand our revenue footprint within our current customer base. We define ACV as the subscription revenue we would contractually expect to recognize from that customer over the next twelve months, assuming no increases or reductions in their subscriptions. We define the number of customers at the end of any particular period as the number of parties or organizations that have entered into a distinct subscription contract with us for which the term has not ended. Each party with which we have entered into a distinct subscription contract is considered a unique customer, and in some cases, there may be more than one customer within a single organization. We have increased the number of customers with ACV equal to or greater than $100,000 to 586 as of October 31, 2019, as compared to 504 customers as of October 31, 2018.
Dollar-Based Retention Rate
We believe our dollar-based retention rate is a key measure of our ability to retain and expand revenue from our customer base over time. We calculate our dollar-based retention rate as of a period end by starting with the sum of the ACV from all customers as of twelve months prior to such period end, or prior period ACV. We then calculate the sum of the ACV from these same customers as of the current period end, or current period ACV. Current period ACV includes any upsells and also reflects contraction or attrition over the trailing twelve months, but excludes revenue from new customers added in the current period. We then divide the current period ACV by the prior period ACV to arrive at our dollar-based retention rate. Our dollar-based retention rate was 106% as of October 31, 2019, compared to 107% as of July 31, 2019.

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

Results of Operations
The following tables set forth our unaudited condensed consolidated results of operations for the periods presented in dollars and as a percentage of our total revenue (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
		As Adjusted²		As Adjusted²
Revenue:
Subscription	$54,038	$43,083	$151,996	$119,849
Professional services	17,784	18,273	53,668	51,802
Total revenue	71,822	61,356	205,664	171,651
Cost of revenue:
Subscription¹	13,858	10,987	38,589	31,273
Professional services¹	20,443	19,190	61,445	53,569
Total cost of revenue	34,301	30,177	100,034	84,842
Gross profit	37,521	31,179	105,630	86,809
Operating expenses:
Research and development¹	17,903	14,282	53,662	39,667
Sales and marketing¹	28,027	24,849	80,818	71,008
General and administrative¹	10,597	9,579	32,366	27,553
Total operating expenses	56,527	48,710	166,846	138,228
Loss from operations	(19,006)	(17,531)	(61,216)	(51,419)
Interest and other income (expense), net	1,190	633	2,294	(1,218)
Loss before income taxes	(17,816)	(16,898)	(58,922)	(52,637)
Income tax provision	(421)	(326)	(720)	(921)
Net loss	$(18,237)	$(17,224)	$(59,642)	$(53,558)
(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Cost of subscription revenue	$683	$555	$1,987	$1,311
Cost of professional services revenue	1,814	1,685	5,157	4,115
Research and development	4,015	1,902	11,690	4,366
Sales and marketing	3,728	2,205	8,071	5,317
General and administrative	1,598	1,112	4,508	2,613
Total stock-based compensation expense	$11,838	$7,459	$31,413	$17,722

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
		As Adjusted²		As Adjusted²
Revenue:
Subscription	75%	70%	74%	70%
Professional services	25	30	26	30
Total revenue	100	100	100	100
Cost of revenue:
Subscription	19	18	19	18
Professional services	28	31	30	31
Total cost of revenue	48	49	49	49
Gross profit	52	51	51	51
Operating expenses:
Research and development	25	23	26	23
Sales and marketing	39	40	39	41
General and administrative	15	16	16	16
Total operating expenses	79	79	81	81
Loss from operations	(26)	(29)	(30)	(30)
Interest and other income (expense), net	2	1	1	(1)
Loss before income taxes	(25)	(28)	(29)	(31)
Income tax provision	(1)	(1)	—	(1)
Net loss	(25)%	(28)%	(29)%	(31)%
(2) See Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements for a summary of adjustments related to the adoption of Topic 606.
Comparison of the Three Months Ended October 31, 2019 and 2018
Revenue

	Three Months Ended October 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscription	$54,038	$43,083	$10,955	25%
Professional services	17,784	18,273	(489)	(3)%
Total revenue	$71,822	$61,356	$10,466	17%
Percentage of revenue:
Subscription	75%	70%
Professional services	25	30
Total revenue	100%	100%

Subscription revenue increased by $11.0 million, or 25%, for the three months ended October 31, 2019 compared to the three months ended October 31, 2018. The increase was driven by growth in our customer base, including both new and existing customers, and includes a one-time recognition of $1.3 million related to a contract resolution with a customer that will not be recurring in upcoming quarters. New customers contributed approximately $5.6 million of the increase in subscription revenue for the three months ended October 31, 2019 excluding the one-time recognition discussed above, compared to the prior year period, while sales of additional products to our existing customers contributed the remainder. We calculate subscription revenue from new customers during the quarter by adding the revenue recognized from new customers acquired in the 12 months prior to the reporting date.

Professional services revenue decreased by $0.5 million, or 3%, for the three months ended October 31, 2019 compared to the three months ended October 31, 2018. The decrease in professional services revenue was primarily due to the impact of the previously disclosed sales execution challenges.
Cost of Revenue and Gross Margin

	Three Months Ended October 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$13,858	$10,987	$2,871	26%
Professional services	20,443	19,190	1,253	7%
Total cost of revenue	$34,301	$30,177	$4,124	14%
Gross margin:
Subscription	74%	74%
Professional services	(15)	(5)
Total gross margin	52%	51%
Cost of subscription revenue increased by $2.9 million, or 26%, for the three months ended October 31, 2019 compared to the three months ended October 31, 2018. The increase in cost of subscription revenue was due to an increase of $2.1 million in data center costs primarily related to third-party cloud hosting as we grow and transition our data center model to the cloud, $0.7 million in amortization of internal-use software costs, and $0.2 million in allocated overhead including facilities expansions. The key drivers of the increase in cost of subscription revenue were the growth in number of customers and cost of building out the infrastructure for migrating our data center to the cloud.
Cost of professional services revenue increased by $1.3 million, or 7%, for the three months ended October 31, 2019 compared to the three months ended October 31, 2018. The increase in cost of professional services revenue was due to an increase of $1.8 million in compensation costs related to increased headcount and $0.7 million in allocated overhead including facilities expansions; partially offset by a decrease of $1.0 million in outside professional services and $0.3 million in travel costs. The key driver of the increase in cost of professional services revenue was additional headcount in anticipation of supporting customer deployments, some of which were not fully utilized due to the previously disclosed sales execution and product integration challenges.
Our gross margin for subscription services was 74% for each of the three months ended October 31, 2019 and 2018, as our cost of subscription revenue increased at approximately the same rate as subscription revenue.

Our gross margin for professional services decreased to (15)% for the three months ended October 31, 2019 compared to (5)% for the three months ended October 31, 2018, primarily due to the previously disclosed sales execution and product integration challenges, which negatively impacted utilization.
Operating Expenses
Research and Development

	Three Months Ended October 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Research and development	$17,903	$14,282	$3,621	25%
Percentage of total revenue	25%	23%
Research and development expense increased by $3.6 million, or 25%, for the three months ended October 31, 2019 compared to the three months ended October 31, 2018, primarily due to an increase of $3.7 million in employee compensation costs related to increased headcount, $0.7 million in allocated overhead including facilities expansions, and $0.2 million in data center costs, partially offset by $0.9 million in higher capitalized software development costs and a decrease of $0.2 million in travel costs. The increase in headcount was driven by our continued investment in technology, innovation, and new products. As a result of our continued investment, research and development expense increased to 25% of total revenue during the three months ended October 31, 2019 from 23% during the three months ended October 31, 2018.
Sales and Marketing

	Three Months Ended October 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$28,027	$24,849	$3,178	13%
Percentage of total revenue	39%	40%
Sales and marketing expense increased by $3.2 million, or 13%, for the three months ended October 31, 2019 compared to the three months ended October 31, 2018, primarily due to an increase of $4.3 million in employee compensation costs related to increased headcount and hiring of certain executives, $0.4 million in outside professional services, partially offset by a decrease of $0.9 million in marketing and event costs, $0.4 million in travel costs, and $0.2 million in allocated overhead. The increase in headcount was driven by our continued investment to acquire new customers and to grow our revenue from existing customers. Sales and marketing expense decreased to 39% of total revenue during the three months ended October 31, 2019 from 40% during the three months ended October 31, 2018.
General and Administrative

	Three Months Ended October 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
General and administrative	$10,597	$9,579	$1,018	11%
Percentage of total revenue	15%	16%
General and administrative expense increased by $1.0 million, or 11%, for the three months ended October 31, 2019 compared to the three months ended October 31, 2018, primarily due to an increase of $0.8 million in employee compensation costs related to increased headcount and $0.5 million in allocated overhead including facilities expansions, partially offset by a decrease of $0.2 million in outside professional services costs. General and administrative expense decreased to 15% of total revenue during the three months ended October 31, 2019 from 16% during the three months ended October 31, 2018.
Interest and Other Income (Expense), Net

	Three Months Ended October 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Interest and other income (expense), net	$1,190	$633	$557	88%
Interest and other income (expense), net increased by $0.6 million for the three months ended October 31, 2019 compared to the three months ended October 31, 2018, primarily due to $0.5 million in net gains related to the revaluation of cash, accounts receivable and payables recorded in a foreign currency.

Income Tax Provision

	Three Months Ended October 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Income tax provision	$(421)	$(326)	$(95)	29%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the three months ended October 31, 2019 and 2018, we recorded a tax provision of $0.4 million and $0.3 million, respectively, on losses before income taxes of $17.8 million and $16.9 million, respectively. The effective tax rates for the three months ended October 31, 2019 and 2018 were (2.4)% and (1.9)%, respectively. The effective tax rate differs from the statutory rate primarily as a result of no benefit on pretax losses incurred in the United States. For the three months ended October 31, 2019 and 2018, we maintained a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.
Comparison of the Nine Months Ended October 31, 2019 and 2018
Revenue

	Nine Months Ended October 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscription	$151,996	$119,849	$32,147	27%
Professional services	53,668	51,802	1,866	4%
Total revenue	$205,664	$171,651	$34,013	20%
Percentage of revenue:
Subscription	74%	70%
Professional services	26	30
Total revenue	100%	100%

Subscription revenue increased by $32.1 million, or 27%, for the nine months ended October 31, 2019 compared to the nine months ended October 31, 2018. The increase was driven by growth in our customer base, including both new and existing customers, and includes a one-time recognition of $1.3 million related to a contract resolution with a customer that will not be recurring in upcoming quarters. New customers contributed approximately $15.6 million of the increase in subscription revenue, excluding the one-time recognition discussed above, for the nine months ended October 31, 2019 compared to the prior year period, while sales of additional products to our existing customers contributed the remainder. We calculate subscription revenue from new customers on a year-to-date basis by adding the revenue recognized from new customers acquired in the 12 months prior to each discrete quarter within the year-to-date period.

Professional services revenue increased by $1.9 million, or 4%, for the nine months ended October 31, 2019 compared to the nine months ended October 31, 2018. The growth in professional services revenue was primarily due to increased revenue from customer deployments of our products. This increase was partially offset by the impact of the previously disclosed sales execution challenges.

Cost of Revenue and Gross Margin

	Nine Months Ended October 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$38,589	$31,273	$7,316	23%
Professional services	61,445	53,569	7,876	15%
Total cost of revenue	$100,034	$84,842	$15,192	18%
Gross margin:
Subscription	75%	74%
Professional services	(14)	(3)
Total gross margin	51%	51%
Cost of subscription revenue increased by $7.3 million, or 23%, for the nine months ended October 31, 2019 compared to the nine months ended October 31, 2018. The increase in cost of subscription revenue was driven by an increase of $4.9 million in data center costs primarily related to third-party cloud hosting as we grow and transition our data center model to the cloud, $1.6 million in employee compensation costs related to increased headcount, $0.9 million in amortization of internal-use software costs, $0.3 million in allocated overhead including facilities expansions, and $0.3 million in software license costs, partially offset by a decrease of $0.4 million in amortization of purchased technology and $0.2 million in travel costs. The key drivers of the increase in cost of subscription revenue were the growth in number of customers and cost of building out the infrastructure for migrating our data center to the cloud.
Cost of professional services revenue increased by $7.9 million, or 15%, for the nine months ended October 31, 2019 compared to the nine months ended October 31, 2018. The increase in cost of professional services revenue was driven by an increase of $8.0 million in compensation costs related to increased headcount, $2.0 million in allocated overhead including facilities expansions, $0.3 million in events, partially offset by a decrease of $2.1 million in outside professional services and $0.4 million in travel costs. The key driver of the increase in cost of professional services revenue was headcount in anticipation of supporting customer deployments, some of which were not fully utilized due to the previously disclosed sales execution and product integration challenges.
Our gross margin for subscription services increased to 75% for the nine months ended October 31, 2019 from 74% for the nine months ended October 31, 2018, primarily due to a benefit from a one-time recognition of $1.3 million related to a contract resolution with a customer that will not be recurring in upcoming quarters.
Our gross margin for professional services decreased to (14)% for the nine months ended October 31, 2019 compared to (3)% for the nine months ended October 31, 2018, primarily due to the previously disclosed sales execution and product integration challenges, which negatively impacted utilization.
Operating Expenses
Research and Development

	Nine Months Ended October 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Research and development	$53,662	$39,667	$13,995	35%
Percentage of total revenue	26%	23%
Research and development expense increased by $14.0 million, or 35%, for the nine months ended October 31, 2019 compared to the nine months ended October 31, 2018, primarily due to an increase of $13.5 million in employee compensation costs due to increased headcount, $1.2 million in allocated overhead including facilities expansions, $0.6 million in data center costs, and $0.2 million in software license costs, partially offset by $1.3 million in higher capitalized software development costs and a decrease of $0.2 million in travel costs. The increase in headcount was driven by our continued investment in technology, innovation, and new products. As a result of our continued investment, research and development expense increased to 26% of total revenue during the nine months ended October 31, 2019 from 23% during the nine months ended October 31, 2018.
Sales and Marketing

	Nine Months Ended October 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$80,818	$71,008	$9,810	14%
Percentage of total revenue	39%	41%
Sales and marketing expense increased by $9.8 million, or 14%, for the nine months ended October 31, 2019 compared to the nine months ended October 31, 2018, primarily due to an increase of $11.1 million in employee compensation costs related to increased headcount and hiring of certain executives, $0.6 million in allocated overhead including facilities expansions, $0.6 million in outside professional services, and $0.3 million in software license costs, partially offset by a decrease of $1.9 million in marketing and event costs and $0.6 million in travel costs. The increase in headcount was driven by our continued investment to acquire new customers and to grow our revenue from existing customers. Sales and marketing expense decreased to 39% of total revenue during the nine months ended October 31, 2019 from 41% during the nine months ended October 31, 2018.
General and Administrative

	Nine Months Ended October 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
General and administrative	$32,366	$27,553	$4,813	17%
Percentage of total revenue	16%	16%
General and administrative expense increased by $4.8 million, or 17%, for the nine months ended October 31, 2019 compared to the nine months ended October 31, 2018, primarily due to an increase of $4.9 million in employee compensation costs related to increased headcount, $0.8 million in allocated overhead including facilities expansions, and $0.2 million in software license costs, partially offset by a decrease of $0.8 million in costs related to our IPO. General and administrative expense remained at 16% of total revenue during the nine months ended October 31, 2019 and 2018.
Interest and Other Income (Expense), Net

	Nine Months Ended October 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Interest and other income (expense), net	$2,294	$(1,218)	$3,512	288%
Interest and other income (expense), net increased by $3.5 million for the nine months ended October 31, 2019 compared to the nine months ended October 31, 2018, primarily due to an increase of $1.3 million in income from invested cash balances, a $1.7 million reduction in losses related to revaluing cash, accounts receivable and payables held in a foreign currency, and a decrease of $0.3 million in interest expense. We began investing our proceeds from the IPO in the second half of fiscal year 2019.

Income Tax Provision

	Nine Months Ended October 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Income tax provision	$(720)	$(921)	$201	22%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the nine months ended October 31, 2019 and 2018, we recorded a tax provision of $0.7 million and $0.9 million, respectively, on losses before income taxes of $58.9 million and $52.6 million, respectively. The effective tax rates for the nine months ended October 31, 2019 and 2018 were (1.2)% and (1.7)%, respectively. The effective tax rate differs from the statutory rate primarily as a result of no benefit on pretax losses incurred in the United States. For the nine months ended October 31, 2019 and 2018, we maintained a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.
Liquidity and Capital Resources
As of October 31, 2019, we had cash and cash equivalents and short-term investments of $170.4 million. Since inception, we have financed our operations primarily through the net proceeds we received through private sales of equity securities, payments received from customers for subscription and professional services, and borrowings from our Debt Agreement. Additionally, in April 2018 we completed our IPO in which we issued and sold an aggregate of 12.7 million shares of newly authorized Class A common stock at a price of $14.00 per share. We received aggregate net proceeds of $159.7 million from the IPO, after deducting underwriting discounts and commissions and payments of offering costs.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended October 31,
	2019	2018
Net cash used in operating activities	$(7,599)	$(16,592)
Net cash used in investing activities	(9,518)	(107,986)
Net cash provided by financing activities	12,130	155,873
Effect of exchange rates on cash and cash equivalents and restricted cash	(416)	(341)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(5,403)	$30,954

Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription and professional services. Our primary uses of cash from operating activities are for employee-related expenditures, marketing expenses, third-party consulting expenses, facilities costs, and third-party hosting costs.
For the nine months ended October 31, 2019, net cash used in operating activities was $7.6 million, which consisted of a net loss of $59.6 million adjusted for non-cash charges of $48.8 million and net cash inflows of $3.2 million from changes in our operating assets and liabilities. Non-cash charges, which primarily consisted of stock-based compensation, depreciation and amortization of property and equipment and intangible assets and amortization of deferred commissions, increased compared to the same period last year primarily as a result of growth in our business operations.
For the nine months ended October 31, 2018, net cash used in operating activities was $16.6 million, which consisted of a net loss of $53.6 million adjusted for non-cash charges of $34.7 million and net cash inflows of $2.3 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization of property and equipment and intangible assets, amortization of deferred commissions and provision for doubtful accounts.
Investing Activities
Net cash used in investing activities for the nine months ended October 31, 2019 of $9.5 million was primarily due to $12.9 million in purchases of property and equipment and capitalized internal-use software, partially offset by 3.5 million provided by sales of short-term investments.
Net cash used in investing activities for the nine months ended October 31, 2018 of $108.0 million was primarily due to $97.1 million in purchases of short-term investments and $10.6 million in purchases of property and equipment and capitalized internal-use software.
Financing Activities
Cash provided by financing activities for the nine months ended October 31, 2019 of $12.1 million was primarily due to $9.0 million of stock option exercise proceeds and $5.1 million in proceeds from issuance of common stock under the ESPP, partially offset by $1.9 million of debt principal payments.
Cash provided by financing activities for the nine months ended October 31, 2018 of $155.9 million was primarily due to $160.3 million in net IPO proceeds, $9.0 million in proceeds from the issuance of common stock upon exercise of employee stock options, and $1.3 million in net proceeds from related party loans, partially offset by $12.6 million in payments to investors related to our acquisition of Leeyo, $1.3 million in payments made on leased equipment, and $0.8 million of debt payments.
Off-Balance Sheet Arrangements
As of October 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Obligations and Other Commitments
Our principal commitments consist of obligations under our operating leases for office space, our Debt Agreement and obligation to purchase cloud hosting services. The following table summarizes our contractual obligations as of October 31, 2019 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations¹	$90,714	$9,866	$25,914	$17,257	$37,677
Debt principal and interest²	12,244	4,785	7,459	—	—
Other contractual obligations³	14,588	14,588	—	—	—
	$117,546	$29,239	$33,373	$17,257	$37,677
_________________________________
(1) We lease our facilities under long-term operating leases which expire on varying dates through June 2030. The lease agreements often contain provisions which require us to pay taxes, insurance, and maintenance costs.
(2) Debt principal and interest includes amounts owed under our Debt Agreement with Silicon Valley Bank including principal, interest and a $0.2 million facility fee on the term loan. Interest payments were calculated using the applicable rate as of October 31, 2019. See Note 12. Debt of the notes to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information.
(3) Represents contractual obligations to make purchases, primarily related to cloud computing services from one of our vendors by September 30, 2020.
In March 2019, we entered into a new operating lease agreement for approximately 100,000 square feet of office space located in Redwood Shores, California that will replace our existing headquarters in San Mateo, CA. The initial rental rate is $446,460 per month with seven months of free rent in the first year, with annual increases of three percent (3%). The initial lease term is 127 months and commences upon the earlier of the date we move into the space or January 1, 2020, and includes an option to renew for an additional seven years at the then prevailing rental rate. The agreement also includes a reimbursement allowance of up to $10.0 million for tenant improvements made by the Company, of which $5.3 million was reimbursed as of October 31, 2019.
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us, or from data breaches or intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. As of October 31, 2019, no demands had been made upon us to provide indemnification under such agreements and there were no claims that we are aware of that could have a material effect on our consolidated balance sheets, consolidated statements of operations and comprehensive loss, or consolidated statements of cash flows.
As of October 31, 2019, we had accrued liabilities related to uncertain tax positions, which are reflected in our unaudited condensed consolidated balance sheets. These accrued liabilities are not reflected in the table above since it is unclear when these liabilities will be repaid.
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
Our significant accounting policies are discussed in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2019, filed with the Securities and Exchange Commission (SEC) on April 18, 2019. There have been no significant changes to these policies during the nine months ended October 31, 2019, except as described in Note 2.Summary of Significant Accounting Policies and Recent Accounting Pronouncements to our condensed consolidated financial statements.
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
Non-GAAP Loss from Operations
We define non-GAAP loss from operations as GAAP operating loss adjusted to exclude stock-based compensation expense, amortization of acquired intangibles, and capitalization and amortization of internal-use software. We exclude the following items from non-GAAP loss from operations:
•Stock-based compensation expense. We exclude stock-based compensation expense, which is a non-cash expense, because we believe that excluding this item provides meaningful supplemental information regarding operational performance. In particular, stock-based compensation expense is not comparable across companies given it is calculated using a variety of valuation methodologies and subjective assumptions.
•Amortization of acquired intangible assets. We exclude amortization of acquired intangible assets, which is a non-cash expense. We exclude these amortization expenses because we do not believe these expenses have a direct correlation to the operation of our business.
•Internal-use software. We exclude non-cash adjustments for capitalization and the subsequent amortization of internal-use software, including any impairment charges, from certain of our non-GAAP measures. We capitalize certain costs incurred for the development of computer software for internal use and then amortize those costs over the estimated useful life. Capitalization and amortization of software development costs can vary significantly depending on the timing of products reaching technological feasibility and being made generally available. Moreover, because of the variety of approaches taken and the subjective assumptions made by other companies in this area, we believe that excluding the effects of capitalized software costs allows investors to make more meaningful comparisons between our operating results and those of other companies.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
GAAP loss from operations	$(19,006)	$(17,531)	$(61,216)	$(51,419)
Add:
Stock-based compensation expense	11,838	7,459	31,413	17,722
Amortization of acquired intangibles	423	503	1,353	1,747
Internal-use software	(529)	(273)	(1,376)	(969)
Non-GAAP loss from operations	$(7,274)	$(9,842)	$(29,826)	$(32,919)
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Net cash provided by (used in) operating activities	$3,509	$(6,370)	$(7,599)	$(16,592)
Less:
Purchases of property and equipment	(8,636)	(3,931)	(12,878)	(10,621)
Free cash flow	$(5,127)	$(10,301)	$(20,477)	$(27,213)
Net cash used in investing activities	$3,901	$(101,049)	$(9,518)	$(107,986)
Net cash provided by financing activities	$801	$6,566	$12,130	$155,873
Growth Efficiency Index
We define Growth Efficiency Index (GEI) as the trailing 12-months sales and marketing expense, excluding trailing 12-months stock-based compensation expense, divided by the year-over-year increase in the trailing 12-month subscription revenue. We consider GEI as a metric of our operational efficiencies and believe GEI provides useful information to management and investors about how much sales and marketing expense we incur to attain new revenue. A lower GEI indicates lower sales and marketing spending to acquire incremental revenue and reflects increased operational efficiencies. Our GEI was 2.2 as of October 31, 2019. We expect to experience fluctuations in GEI as we grow and scale our business.
The following table includes the information needed to reconcile GEI:

October 31, 2019
As Adjusted¹
GAAP sales and marketing expense	$104,979
Less:
Stock-based compensation expense	(10,138)
Non-GAAP sales and marketing expense	$94,841
Change in GAAP subscription revenue	$43,117
GEI	2.2
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
Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Our sales are typically denominated in the local currency of the country in which the customer resides. The majority of our sales are made in the United States and those sales are denominated in U.S. dollars. Therefore, the portion of our revenue that is subject to significant foreign currency risk is limited. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Europe, China, India, Japan, and Australia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. For the nine months ended October 31, 2019, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our accompanying unaudited condensed consolidated financial statements.
Interest Rate Risk
We had cash and cash equivalents and short-term investments of $170.4 million as of October 31, 2019. Our cash and cash equivalents and short-term investments are held for working capital purposes. We do not make investments for trading or speculative purposes.
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
As of October 31, 2019, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents and short-term investments. Fluctuations in the value of our cash equivalents and short-term investments caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities prior to maturity. In addition, a hypothetical 10% relative change in interest rates would not have had a material impact on our operating results for the nine months ended October 31, 2019.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2019. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of October 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

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
We have incurred net losses in each fiscal year since inception, including net losses of $77.6 million, $47.2 million, and $39.1 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively. We expect to incur net losses for the foreseeable future. As of October 31, 2019, we had an accumulated deficit of $367.1 million to make significant future expenditures related to the development and expansion of our business, including increasing our overall customer base, expanding relationships with existing customers, entering new vertical markets, expanding our global footprint, leveraging our strategic partners including GSIs to accelerate our growth, optimizing pricing and packaging, and expanding our operations and infrastructure, both domestically and internationally, and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these increased expenses. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.
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
•the number of companies shifting to subscription business models;
•the number of consumers and businesses adopting new, flexible ways to consume products and services;
•the security capabilities, reliability, and availability of cloud-based services;
•customer concerns with entrusting a third party to store and manage their data, especially transaction-critical, confidential, or sensitive data;
•our ability to minimize the time and resources required to deploy our solution;
•our ability to achieve and maintain high levels of customer satisfaction;
•our ability to deploy upgrades and other changes to our solution without disruption to our customers;
•the level of customization or configuration we offer; and
•the price, performance, and availability of competing products and services.
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
We periodically change and make adjustments to our sales organization in response to market opportunities, competitive threats, management changes, product and service introductions or enhancements, acquisitions, sales performance, increases in sales headcount, cost levels, and other internal and external considerations. For example, in late October 2019, Robert Traube joined Zuora as our new Chief Revenue Officer leading the sales organization and, in November 2019, James Huang joined the sales team as Senior Vice President of Global Alliances. These and future changes in our sales organization may result in a temporary reduction of productivity, which could negatively affect our rate of growth. In addition, any significant change to the way we structure our compensation of our sales organization may be disruptive and may affect our revenue growth.
If we are unable to attract new customers and expand sales to existing customers our revenue growth could be slower than we expect, and our business may be adversely affected.
Our ability to achieve significant growth in revenue in the future will depend, in large part, upon our ability to attract new customers. This may be particularly challenging where an organization has already invested substantial personnel and financial resources to integrate billings and other business and financial management tools, including custom-built solutions, into its business, as such an organization may be reluctant or unwilling to invest in new products and services. As a result, selling our solution often requires sophisticated and costly sales efforts that are targeted at senior management. During the nine months ended October 31, 2019, sales and marketing expenses represented approximately 39% of our total revenue. If we fail to attract new customers and fail to maintain and expand new customer relationships, our revenue may grow more slowly than we expect and our business may be adversely affected.
Our future revenue growth also depends upon expanding sales and renewals of subscriptions to our solution with existing customers. If our existing customers do not expand their use of our solution over time or do not renew their subscriptions, our revenue may grow more slowly than expected, may not grow at all, or may decline. Our success, in part, is dependent on our ability to cross-sell Zuora RevPro products into our existing Zuora Billing customers. If we experience delays in integration or implementation of these products, revenue from cross-selling may grow more slowly or may not grow at all. In the three months ended April 30, 2019, we temporarily slowed down implementations between our Zuora RevPro and Zuora Billing customers due to product integration challenges. This temporary slowdown resulted in lower than expected total revenues for such quarter and resulted in us lowering our financial projections. We have resumed the paused customer implementations and are working to get these customers operationally live on our integrated product.
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
We have in the past experienced infrequent security breaches and may in the future experience additional security breaches. Although the security breaches that we have experienced to date have not had a material effect on our business, there is no assurance that our security systems or processes will prevent or mitigate more serious break-ins, tampering, security breaches or other cyber-attacks that could occur in the future. In late November 2019, we observed an increase in credit card authorization attempts by third parties made through our payment functionality embedded in certain of our customers’ websites. We are currently not aware of any material impact to our business from this matter, and we are working on remediation measures to prevent any such further activity.

If we experience a security breach or incident, we could be required to expend significant capital and other resources to alleviate the problem, as well as incur significant costs and liabilities, including due to litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, and costs for remediation and other incentives offered to affected parties, including customers, other business partners and employees, in an effort to maintain business relationships after a breach or other incident. Moreover, if our solution is perceived as not being secure, regardless of whether our security measures are actually breached, we could suffer harm to our reputation, and our operating results could be negatively impacted.
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
Our quarterly operating results have fluctuated in the past and may fluctuate in the future. Additionally, we have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results and subjects us to a number of uncertainties, including our ability to plan for and anticipate future growth. As a result, you should not rely upon our past quarterly operating results as indicators of future performance. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly evolving markets, such as the risks and uncertainties described herein. Our operating results in any given quarter can be influenced by numerous factors, many of which are unpredictable or are outside of our control, including:
•our ability to maintain and grow our customer base;
•our ability to retain and increase revenue from existing customers;
•our ability to introduce new products and services and enhance existing products and services;
•our ability to integrate or implement our existing products and services on a timely basis or at all;
•our ability to deploy our products successfully within our customers' information technology ecosystems;
•our ability to enter into larger contracts;
•increases or decreases in subscriptions to our platform;

•our ability to sell to large enterprise customers;
•the transaction volume that our customers processes through our system;
•our ability to respond to competitive developments, including pricing changes and the introduction of new products and services by our competitors;
•the productivity of our sales force;
•our ability to grow our relationships with strategic partners such as GSIs and their effectiveness in increasing our sales and implementing our products;
•changes in the mix of products and services that our customers use;
•the length and complexity of our sales cycles;
•cost to develop and upgrade our solution to incorporate new technologies;
•seasonal purchasing patterns of our customers;
•impact of outages of our solution and reputational harm;
•costs related to the acquisition of businesses, talent, technologies, or intellectual property, including potentially significant amortization costs and possible write-downs;
•failures or breaches of security or privacy, and the costs associated with responding to and addressing any such failures or breaches;
•foreign exchange fluctuations;
•changes to financial accounting standards and the interpretation of those standards that may affect the way we recognize and report our financial results, including changes in accounting rules governing recognition of revenue;
•the impact of changes to financial accounting standards;
•general economic and political conditions and government regulations in the countries where we currently operate or plan to expand;
•decisions by us to incur additional expenses, such as increases in sales and marketing or research and development;
•the timing of stock-based compensation expense; and
•potential costs to attract, onboard, retain, and motivate qualified personnel.
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
The market for subscription management products and services, including our billing and revenue recognition offerings, is highly competitive, rapidly evolving, and fragmented, and subject to changing technology, shifting customer needs, and frequent introductions of new products and services. Our main competitors fall into the following categories:
•providers of traditional ERP software, such as Oracle Corporation and SAP AG;
•traditional order-to-cash solutions that address individual elements of the subscription order-to-cash process such as traditional CPQ management, billing, collections, revenue recognition, or e-commerce software;
•telecommunications billing systems and other niche systems, such as Amdocs Limited; and
•in-house custom systems.
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
Our ability to compete successfully in our market depends on a number of factors, both within and outside of our control. Some of these factors include: ease of use; subscription-based product features and functionality; ability to support the specific needs of companies with subscription business models; ability to integrate with other technology infrastructures and third-party applications; enterprise-grade performance and features such as system scalability, security, performance, and resiliency; vision for the market and product innovation; relationships with strategic partners including GSIs, management consulting firms, and resellers; total cost of ownership; strength of sales and marketing efforts; brand awareness and reputation; and customer experience, including support and professional services. Any failure by us to compete successfully in any one of these or other areas may reduce the demand for our solution, as well as adversely affect our business, operating results, and financial condition.
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
We began selling Zuora RevPro following our acquisition of Leeyo in May 2017. We have less experience marketing, determining pricing for, and selling Zuora RevPro, and we are still determining how to best market, price, and support adoption of this offering. We have directed, and intend to continue to direct, a significant portion of our financial and operating resources to develop and grow Zuora RevPro. The market for Zuora RevPro is rapidly evolving as a result of the effectiveness of Topic 606, the revenue recognition accounting standard that took effect for most public companies in January 2018. While we have seen a significant number of Zuora RevPro deployments associated with the effectiveness of Topic 606, it is uncertain whether Zuora RevPro will achieve and sustain high levels of demand and market acceptance. For example, during the nine months ended July 31, 2019, we experienced a decline in total revenues due to a decrease in the number of customers adopting Topic 606. Our future success depends in part upon growth in this market and the ability of our Zuora RevPro product to meet the demand for revenue recognition automation solutions. We have limited experience with respect to determining the optimal prices for this solution. Companies may choose to purchase our Zuora RevPro product to comply with Topic 606 in the short-term but may develop proprietary solutions in-house or migrate toward other solutions developed by our competitors in the future. Customers may purchase Zuora RevPro as a standalone product and not purchase other core Zuora products. The rapidly evolving nature of this market, as well as other factors that are beyond our control, reduces our ability to accurately evaluate our long-term outlook and forecast annual performance. A reduction or slowdown in demand for revenue recognition automation software, caused by shifts in the marketplace, regulatory requirements, accounting standards, lack of acceptance, technological challenges, and competing solutions, could have a material adverse effect on our business, future growth, operating results, and financial condition. Moreover, in the three months ended April 30, 2019, we temporarily slowed down implementations between our Zuora RevPro and Zuora Billing customers due to product integration challenges. This temporary slowdown resulted in lower than expected total revenues for such quarter and resulted in us lowering our financial projections. We have resumed the paused customer implementations and are working to get these customers operationally live on our integrated product.
Our long-term success depends, in part, on our ability to expand the sales of our solution to customers located outside of the United States. Our current international operations, and any further expansion of those operations, expose us to risks that could have a material adverse effect on our business, operating results, and financial condition.
We have been recognizing increased revenue from international sales, and we conduct our business activities in various foreign countries. We currently have operations in North America, Europe, Asia, and Australia. During the nine months ended October 31, 2019 we derived approximately 31% of our total revenue from customers located outside the United States. Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple cultures, customs, legal systems, regulatory systems, and commercial infrastructures. International expansion will require us to invest significant funds and other resources. Our operations in international markets may not develop at a rate that supports our level of investment. Expanding internationally may subject us to new risks that we have not faced before or increase risks that we currently face, including risks associated with:
•recruiting and retaining talented and capable employees in foreign countries;
•providing our solution to customers from different cultures, which may require us to adapt to sales practices, modify our solution, and provide features necessary to effectively serve the local market;
•compliance with multiple, conflicting, ambiguous or evolving governmental laws and regulations, including those relating to employment matters, e-invoicing, consumer protection, privacy, data protection, information security, and encryption;
•longer sales cycles in some countries;
•increased third-party costs relating to data centers outside of the United States;
•generally longer payment cycles and greater difficulty in collecting accounts receivable;
•credit risk and higher levels of payment fraud;
•weaker privacy and intellectual property protection in some countries, including China and India;
•compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended (FCPA), and the UK Bribery Act 2010 (UK Bribery Act);
•currency exchange rate fluctuations;

•tariffs, export and import restrictions, restrictions on foreign investments, sanctions, and other trade barriers or protection measures;
•foreign exchange controls that might prevent us from repatriating cash earned outside the United States;
•economic or political instability in countries where we may operate;
•corporate espionage;
•compliance with the laws of numerous taxing jurisdictions, both foreign and domestic, in which we conduct business, potential double taxation of our international earnings, and potentially adverse tax consequences due to changes in applicable U.S. and foreign tax laws;
•continuing uncertainty regarding social, political, immigration, and tax and trade policies in the U.S. and abroad. For example, the anticipated departure of the United Kingdom from the European Union could lead to disruptions to our business in the United Kingdom and Europe, including our relationships with our existing and prospective customers, partners, and employees, and adversely affect expansion of our international operations;
•increased costs to establish and maintain effective controls at foreign locations; and
•overall higher costs of doing business internationally.
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
Our business may be adversely impacted if any platform provider:
•discontinues or limits access to its APIs by us;
•terminates or does not allow us to renew or replace our contractual relationship;
•modifies its terms of service or other policies, including fees charged to, or other restrictions on, us or other application developers, or changes how customer information is accessed by us or our customers;
•establishes more favorable relationships with one or more of our competitors, or acquires one or more of our competitors and offers competing services to us; or
•otherwise develops its own competitive offerings.
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
Our business strategy may, from time to time, include acquiring other complementary products, technologies, or businesses. For example, in May 2017, we acquired Leeyo. An acquisition, investment, or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of the acquired companies, particularly if the key personnel of the acquired companies choose not to work for us, if an acquired company’s software is not easily adapted to work with ours, or if we have difficulty retaining the customers of any acquired business due to changes in management or otherwise. For example, during the three months ended April 30, 2019, we experienced product integration challenges and consequently temporarily slowed down our implementations in that period between our Zuora Billing and Zuora RevPro customers. We have resumed the paused customer implementations and are working to get these customers operationally live on our integrated product.
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
•issue additional equity securities that would dilute our stockholders;
•use cash that we may need in the future to operate our business;
•incur debt on terms unfavorable to us or that we are unable to repay;
•incur large charges or substantial liabilities;
•encounter difficulties retaining key employees of the acquired company or integrating diverse software codes or business cultures; and
•become subject to adverse tax consequences, substantial depreciation, or deferred compensation charges.
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
In addition, in February 2019, the FASB issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). Under the new standard, lessees will be required to recognize lease assets and liabilities for all leases, with certain exceptions, on their balance sheets. We expect to adopt ASU 2016-02 for the fiscal year ending January 31, 2020, including interim period disclosures within that fiscal year. We are currently evaluating our lease portfolio and expect the adoption of this standard to have a material impact on our consolidated balance sheet.
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
Our Debt Agreement restricts our ability to, among other things:
•use our accounts receivable, inventory, trademarks, and most of our other assets as security in other borrowings or transactions;
•incur additional indebtedness;
•sell certain assets;
•declare dividends or make certain distributions; and
•undergo a merger or consolidation or other transactions.
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
The market price of our Class A common stock has been and may continue to be volatile. Since shares of our Class A were sold in our IPO in April 2018 at a price of $14.00 per share, the reported low and high sales prices of our common stock has ranged from $13.04 to $37.78, through December 13, 2019. We experienced a significant decline in our stock price following our announcement of earnings for the quarter ended April 30, 2019. In addition to factors discussed in this Form 10-Q, the market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•overall performance of the equity markets;
•actual or anticipated fluctuations in our revenue and other operating results;
•changes in the financial projections we may provide to the public or our failure to meet these projections;
•failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•recruitment or departure of key personnel;
•the economy as a whole and market conditions in our industry;
•negative publicity related to the real or perceived quality of our solution, as well as the failure to timely launch new products and services that gain market acceptance;
•growth of the Subscription Economy;
•rumors and market speculation involving us or other companies in our industry;
•announcements by us or our competitors of new products, commercial relationships, or significant technical innovations;
•acquisitions, strategic partnerships, joint ventures, or capital commitments;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•lawsuits threatened or filed against us, litigation involving our industry, or both;
•developments or disputes concerning our or other parties’ products, services, or intellectual property rights;
•changes in accounting standards, policies, guidelines, interpretations, or principles;
•other events or factors, including those resulting from war, incidents of terrorism, or responses to these events;

•the expiration of contractual lock-up or market stand-off agreements; and
•sales of shares of our Class A common stock by us or our stockholders.
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
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market. The perception that these sales might occur may also cause the market price of our Class A common stock to decline. As of October 31, 2019, we had outstanding a total of 93.6 million shares of Class A common stock and 19.5 million shares of Class B common stock.
In addition, as of October 31, 2019, we had outstanding stock options and restricted stock units (RSUs) that could result in the issuance of 17.8 million shares of Class A common stock. Subject to the satisfaction of applicable vesting requirements, the shares issued upon exercise of outstanding stock options or settlement of outstanding RSUs will be available for immediate resale in the open market.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of October 31, 2019, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the outstanding shares of Class B common stock, (ii) April 16, 2028, and (iii) the date the shares of Class B common stock cease to represent at least 5% of all outstanding shares of our common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Even if our stock is actively covered by analysts, we do not have any control over the analysts or the measures that analysts or investors may rely upon to forecast our future results. For example, in order to assess our business activity in a given period, analysts and investors may look at the combination of revenue and changes in deferred revenue in a given period (sometimes referred to as “billings”). Over-reliance on billings or similar measures may result in analyst or investor forecasts that differ significantly from our own for a variety of reasons, including:
•a relatively large number of transactions occur at the end of the quarter. Invoicing of those transactions may or may not occur before the end of the quarter based on a number of factors including receipt of information from the customer, volume of transactions, and holidays. A shift of a few days has little economic impact on our business, but will shift deferred revenue from one period into the next;
•a shift in billing frequency (i.e. from monthly to quarterly or from quarterly to annually), which may distort trends;
•subscriptions that have deferred start dates; and
•services that are invoiced upon delivery.
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
Provisions in our restated certificate of incorporation and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our restated certificate of incorporation and restated bylaws include provisions that:
•provide that our board of directors will be classified into three classes of directors with staggered three-year terms;
•permit the board of directors to establish the number of directors and fill any vacancies and newly-created directorships;
•require supermajority voting to amend some provisions in our restated certificate of incorporation and restated bylaws;
•authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•provide that only the chairman of our board of directors, our chief executive officer, lead independent director, or a majority of our board of directors will be authorized to call a special meeting of stockholders;
•provide for a dual class common stock structure in which holders of our Class B common stock may have the ability to control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the outstanding shares of our common stock, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets;
•prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•provide that the board of directors is expressly authorized to make, alter, or repeal our bylaws; and
•establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
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
Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Section 22 of the Securities Act of 1933, as amended (the Securities Act), creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. The exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or the Securities Act. Accordingly, actions by our stockholders to enforce any duty or liability created by (i) the Exchange Act or the rules and regulations thereunder must be brought in federal court and (ii) the Securities Act or the rules and regulations thereunder can be brought in either federal or state court. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder
Moreover, Section 203 of the DGCL may discourage, delay, or prevent a change of control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.

Item 6. Exhibits.

Exhibit Number		Incorporated By Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1*	Form of Change in Control and Severance Agreement					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act					X
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
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

ZUORA, INC.

Date: December 16, 2019	By:	/s/ Tyler Sloat
Tyler Sloat
Chief Financial Officer (Principal Accounting and Financial Officer)