Form 10-K
period 2020-01-31
ZUORA INC
filed 2020-03-31
CIK 1423774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________
FORM 10-K
_____________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 001-38451
_____________________________
Zuora, Inc.
(Exact name of registrant as specified in its charter)
_____________________________

Delaware	20-5530976
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

101 Redwood Shores Parkway, Redwood City, California (Address of Principal executive offices)	94065 (Zip Code)
(888) 976-9056
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	ZUO	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
_____________________________

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing price, as reported by the New York Stock Exchange, of the Registrant’s Class A common stock, as of July 31, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1.5 billion. Solely for purposes of this disclosure, shares of the Registrant’s Class A common stock and Class B common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
As of February 29, 2020, the number of shares of the Registrant’s Class A common stock outstanding was 97.7 million and the number of shares of the Registrant’s Class B common stock outstanding was 17.3 million.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement relating to the 2020 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended January 31, 2020. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
•economic and industry trends, projected growth, or trend analysis;
•market acceptance of new technology and recently introduced solutions;
•our investments in our platform and the cost of third-party hosting fees, customer acquisition and retention efforts, sales and marketing;
•our ability to develop new products and bring them to market in a timely manner and make enhancements to our existing solution;
•the effects of increased competition in our markets and our ability to compete effectively;
•our expectations concerning relationships with third parties;
•our ability to further penetrate our existing customer base;
•our ability to continue to expand internationally;
•the potential effects on our business of events beyond our control such as the current coronavirus (COVID-19) pandemic and the United Kingdom's departure in January 2020 from the European Union (commonly referred to as "Brexit");
•our ability to optimize the pricing of our solution;
•trends in operating expenses, including research and development expense, sales and marketing expense, and general and administrative expense, and expectations regarding these expenses as a percentage of revenue;
•our existing cash and cash equivalents, restricted cash and investment balances, funds available under our loan and security agreement, and cash provided by subscriptions to our platform and related professional services being sufficient to meet our working capital and capital expenditure needs for at least the next 12 months; and
•other statements regarding our future operations, financial condition, and prospects and business strategies.
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
We believe we are in the early stages of a multi-decade global shift away from product-based business models, characterized by transactional one-time sales, towards recurring subscription-based business models. This trend, which we refer to as the “Subscription Economy,” is visible everywhere you look. In media and entertainment, consumers are adopting video-on-demand services and digital music streaming services. Commuters are taking advantage of automobile subscription programs and subscription-based ride-sharing services. In the technology space, companies are opting for software-as-a-service (SaaS) applications over on-premise installations. In manufacturing, sensors and connectivity have allowed companies to bundle an array of digital services with their physical products. Digital subscriptions have had a positive effect on the newspaper and publishing industries, with readers increasingly subscribing to digital news and information sources. In addition, the retail space features a growing multitude of subscription services including clothing and accessories, cosmetics and personal care, meals and groceries, vitamins and prescriptions, pet care, and many more.
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
Business Benefits of Using Our Solutions
Zuora’s products enable companies to:
•Reduce Time to Market. Zuora significantly reduces the time required to go-to-market with new subscription offerings and to iterate on the pricing and packaging of existing offerings, enabling businesses to quickly react to changing market and customer needs, launch new services, and enter new markets. Changes can be made in minutes without having to re-code or re-engineer back office systems.
•Increase Operational Efficiencies. Customers regularly make changes to their subscriptions. Zuora automates these processes and reduces the impact of changes, including proration for invoices, changes to revenue recognition, taxation, provisioning, and reporting. Automating these functions saves businesses valuable time and resources by eliminating manual processes and customizations, increasing operational efficiencies.
•Free Up IT and Engineering Resources. Our cloud-based solution reduces both system complexity and costs. With Zuora, engineering and IT departments no longer need to build in-house custom systems or customizations for their Enterprise Resource Planning (ERP) systems to keep up with market changes, ongoing customer demands, and new order-to-cash processes.
•Establish a Single System of Record. Our solution captures financial and operational data and enables subscription businesses to have a single system of record rather than having to reconcile data from multiple systems. Key business metrics can be accessed at any point in time to make critical business decisions.
•Make Customer Data-Driven Decisions. Because our solution serves as a single source of data and information for subscribers, companies can use Zuora to gain insight into customer behavior. This helps them understand their subscribers better, predict up-sell opportunities, and increase customer retention.
•Access Growing Ecosystem of Order-to-Revenue Software Partners. Our solution has over 50 pre-built connectors to various order-to-revenue software partners, including payment gateways, tax vendors, general ledgers, and Customer Relationship Management (CRM) systems. Rather than building integrations for each of these, our customers can take advantage of pre-built connectors to extend the capabilities of Zuora for specific industries.
•Support Rapid International Expansion. With over 35 pre-built payment gateways, over 150 supported currencies, and over 15 supported payment methods, our solution enables companies to quickly expand internationally and acquire and support customers in new geographical regions. We believe we are well-positioned to capitalize on what we see as a broad, industry-wide shift towards subscription business models. We have spent over a decade doing three things: building leading and differentiated technology, enhancing our proprietary deployment methodology, and deploying a business model that enables us to deliver on our mission and achieve long-term sustainable growth.
•Automate Revenue Recognition. In light of the accounting complexities associated with subscription models, our revenue recognition product automates revenue recognition processes in compliance with accounting standards and reduces our customers’ reliance on error-prone manual processing and spreadsheets.
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
•Pricing Engine allows customers to price and package in minutes without having to recode or re-engineer back-office systems. This includes mixing and matching one-time, recurring, or usage pricing models in order to design strategic and tailored pricing plans.
•Subscription Orders Engine automates the subscription management lifecycle and recalculates billing, payments, and revenue for events during the subscriber lifecycle.
•Rating Engine enables our customers to meter and rate any monetization or account model so their customers are charged accurately.
•Global Payments Engine simplifies worldwide payment operations by enabling our customers to charge using over 35 pre-built payment gateways, over 150 supported currencies, and over 15 supported payment methods.
•Subscription Metrics Engine provides reporting and insight into metrics required to run a subscription business.
•Subscription Accounting Engine increases business agility by helping our customers close their books with audit-ready, automated financial operations.
Products
We can deploy and configure our portfolio of order-to-revenue products to meet a wide variety of use cases for subscription business models.

We offer two flagship products:
•Zuora Billing. Designed specifically for subscription billing, Zuora Billing allows our customers to bill in multiple ways, calculate prorations when subscriptions change, and to group customers into batches for different billing and payment operations. The product also helps our customers set payment terms, manage hierarchical billing relationships, consolidate invoicing across multiple subscriptions, and collect revenue using a global network of payment gateways.
•Zuora RevPro. Zuora RevPro is a revenue recognition automation solution that enables our customers to group transactions of goods and services into revenue contracts and performance obligations in accordance with the recent Topic 606 / IFRS 15 revenue standards. Zuora RevPro helps our customers automate revenue and deferred revenue management in accordance with their accounting policies, business rules, and pricing models.
We also offer add-on products including:
•Zuora CPQ. Designed specifically for configuring deals, pricing, and quoting in a subscription business, Zuora CPQ allows our customers to configure any type of deal, such as multi-year subscriptions, and price ramp deals and use the rules engine and guided selling workflows to scale their sales team.
•Zuora Collect. Specifically designed to handle the complicated function of collections associated with dynamic subscription-based businesses, Zuora Collect helps our customers streamline their collections processes by configuring their own automated dunning workflow, orchestrating various retry rules for electronic payments, and targeting the root cause of a payment decline.
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
Competitive Strengths
We believe the following competitive advantages enable us to maintain and extend our leadership as the system of record for companies in the Subscription Economy:
•Comprehensive solution built specifically to handle the complexities of subscription business models;
•Flexible technology with a broad range of customers and use cases;
•Mission-critical system that is difficult to replace;
•Accelerated pace of innovation with over a decade of development experience;
•Deep domain expertise across a broad range of subscription business models;
•Proprietary deployment methodology;
•Proven track record with 624 customers with annual contract value (ACV) over $100,000 as of January 31, 2020; and
•Growing subscription economy ecosystem with dozens of pre-built applications on the Zuora Marketplace and a broad network of partners and integrators.
Growth Strategy
Key elements of our growth strategy include:
•New Customer Acquisition. As the Subscription Economy evolves, we intend to capitalize on our leadership and acquire new customers in current and future markets.
•Expand Relationships with Existing Customers. We intend to expand existing customers’ use of our platform and drive sustainable growth in multiple ways, such as increasing transaction volume and up-sells and cross-sells with additional products.
•Enter New Vertical Markets. We currently have a strong position in four key markets: technology, media and telecommunications, manufacturing, and industrial and consumer IoT. We intend to expand to additional vertical markets.

•Expand our Global Footprint. As adoption of the Subscription Economy evolves throughout the world, we intend to expand into new geographies where we see future expansion opportunities.
•Leverage Global Systems Integrators to Accelerate our Growth. We intend to work with large global systems integrators (GSIs) and leverage their role in advocating for and implementing the transformation to subscription business models.
•Launch New Products and Extend our Technology Lead. As we grow and evolve with our customers, we intend to continue to develop additional products and enhance our current offerings.
•Optimize Pricing and Packaging. We intend to optimize and enhance pricing and packaging to align the value customers realize from our products with the revenue we receive.
Our Customers
Organizations of all sizes, across a wide variety of industries and in many locations around the world, have adopted our platform. As of January 31, 2020, we had 624 customers with ACV equal to or greater than $100,000, representing over 85% of our total ACV. As of January 31, 2019 and 2018, we had 526 and 415 customers, respectively, with ACV equal to or greater than $100,000. We define the number of customers at the end of any particular period as the number of parties or organizations that have entered into a distinct subscription contract with us for which the term has not ended. Each party with which we have entered into a distinct subscription contract is considered a unique customer, and in some cases, there may be more than one customer within a single organization. For more information on ACV, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operational and Financial Metrics.”
No customer represented more than 10% of our total revenue for fiscal 2020, fiscal 2019 and fiscal 2018.
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
We have an enterprise sales model supported by a field sales organization. Because of the transformative nature of our solution, especially in larger organizations, the selling process is often complex and can involve agreement across multiple departments inside an organization, including the chief executive officer. Over the years, we have developed methodologies and best practices to assist our sales teams in navigating these challenges and have built these learnings into our sales enablement and training to assist with onboarding and productivity of new sales account executives. We believe our sales methodologies and processes offer us significant advantages, particularly in long enterprise sales-cycles. Our sales teams are organized by geographic territories, customer size, and customer verticals. We plan to continue to invest in our direct sales force to grow our enterprise customer base, both domestically and internationally.
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

•traditional order-to-revenue solutions that address individual elements of the subscription revenue process, such as traditional Configure Price Quote (CPQ) management, billing, collections, revenue recognition, or e-commerce software;
•telecommunications billing systems and other niche systems, such as Amdocs Limited; and
•in-house custom built systems.
The competitive factors that companies in our industry need to have are:
•subscription-based product features and functionality;
•ability to support the specific needs of companies with subscription business models;
•ease of use;
•vision for the market and product innovation;
•enterprise-grade performance and features such as system scalability, security, performance, and resiliency;
•customer experience, including support and professional services;
•strength of sales and marketing efforts;
•relationships with GSIs, management consulting firms, and resellers;
•ability to integrate with legacy and other enterprise infrastructures and third-party applications;
•brand awareness and reputation; and
•total cost of ownership.
We believe we compete favorably against our competitors with respect to these factors. Our ability to compete will largely depend on our ongoing performance and the quality of our platform.
Employees
As of January 31, 2020, we had a total of 1,249 employees, of which 504 were outside the United States, including in Europe and Asia. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe we have a good relationship with our employees and our unique, strong culture differentiates us and is a key driver of business success.
Intellectual Property
Intellectual property is an important aspect of our business, and we seek protection for our intellectual property as appropriate. We currently rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality procedures, contractual commitments, and other legal rights to protect our intellectual property. As of January 31, 2020, in the United States, we hold nine issued patents that expire between 2035 and 2037, and have sixteen patent applications pending. We also hold one issued patent in Australia that expires in 2032 (absent any extensions), and have seven patent applications pending in other foreign jurisdictions. We continually review our development efforts to assess the existence and patentability of new intellectual property. We also pursue the registration of our domain names, trademarks, and service marks in the United States and in certain foreign jurisdictions. As of January 31, 2020, we had sixteen registered trademarks in the United States, including Zuora, Subscription Economy, Subscribed, and Powering the Subscription Economy. We also had twelve registered trademarks in foreign jurisdictions.
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
Zuora.org
In 2017, Zuora became a member of the Pledge 1% movement and committed to donate employee volunteer hours as well as shares of our common stock to support underserved communities. In 2019, we launched Zuora.org, which is a part of our company and not a separate legal entity, to facilitate our charitable efforts. To date, our employees have donated thousands of volunteer hours and we have issued 47,303 shares of our Class A common stock to the Zuora Impact Fund, a donor-advised fund managed by the Tides Foundation, and plan to contribute additional shares in the future. This fund issues grants to organizations committed to providing workforce development and supporting inclusive economies.
Corporate Information
We were incorporated in the State of Delaware in September 2006. Our principal executive offices are located at 101 Redwood Shores Parkway, Redwood City, California 94065 and our telephone number is (888) 976-9056. Our website address is www.zuora.com, and our investor relations website is https://investor.zuora.com. The information on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K. Investors should not rely on any such information in deciding whether to purchase our Class A common stock.
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
Risks Related to Our Business and Industry
We may be adversely affected by natural disasters, pandemics, including COVID-19, and other catastrophic events, and by man-made problems such as terrorism, that could disrupt our business operations and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Natural disasters, pandemics and epidemics, or other catastrophic events such as fire, power shortages, and other events beyond our control may cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse effect on our business, operating results, and financial condition. For example, changes in how we and companies worldwide conduct business due to the current COVID-19 pandemic, including but not limited to restrictions on travel and in-person meetings, could affect services delivery, delay implementations, and interrupt sales activity for our products. In response to the COVID-19 pandemic, we have shifted certain of our customer events, such as Subscribed 2020 in the San Francisco Bay Area, to virtual-only experiences and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. Moreover, these conditions can affect the rate of billings and subscription management solutions spending and could adversely affect our customers’ ability or willingness to attend our events or to purchase our services, delay prospective customers’ purchasing decisions or project implementation timing, reduce the value or duration of their subscription contracts, or affect attrition rates, result in requests from customers for payment or pricing concessions, all of which could adversely affect our future sales and operating results. As a result, we may experience extended sales cycles; our ability to close transactions with new and existing customers and partners may be negatively impacted; our ability to recognize revenue from software transactions we do close may be negatively impacted due to implementation delays or other factors; our demand generation activities, and the efficiency and effect of those activities, may be negatively affected; and our ability to provide 24x7 worldwide support to our customers may be affected. Moreover, it has been and, until the COVID-19 pandemic is contained, will continue to be more difficult for us to forecast our operating results. The COVID-19 pandemic has, and may continue to, put pressure on global economic conditions and overall spending for billings and subscription management solutions, and may cause our customers or their customers to modify spending priorities or delay or abandon purchasing decisions, thereby lengthening sales cycles, and may make it difficult for us to forecast our sales and operating results and to make decisions about future investments. These and other potential effects on our business due to the COVID-19 pandemic may be significant and could materially harm our business, operating results and financial condition.
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

We have incurred net losses in each fiscal year since inception, including net losses of $83.4 million, $72.7 million, and $39.4 million in fiscal 2020, fiscal 2019, and fiscal 2018, respectively. We expect to incur net losses for the foreseeable future. As of January 31, 2020, we had an accumulated deficit of $390.8 million. We expect to make significant future expenditures related to the development and expansion of our business, including increasing our overall customer base, expanding relationships with existing customers, entering new vertical markets, expanding our global footprint, expanding and leveraging our relationships with strategic partners including GSIs to accelerate our growth, optimizing pricing and packaging, and expanding our operations and infrastructure, both domestically and internationally, and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these increased expenses. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.
If the shift by companies to subscription business models, including consumer adoption of products and services that are provided through such models, and, in particular, the market for subscription management software, develops slower than we expect, our growth may slow or stall, and our operating results could be adversely affected.
Our success depends on companies shifting to subscription business models and consumers choosing to consume products and services through such models. Many companies may be unwilling or unable to offer their solutions using a subscription business model, especially if they do not believe that the consumers of their products and services would be receptive to such offerings. Our success will also depend, to a large extent, on the willingness of medium and large businesses that have adopted subscription business models utilizing cloud-based products and services to manage billings and financial accounting relating to their subscriptions. The adoption of these models is still relatively new, and enterprises may not choose to shift their business model or, if they do, they may decide that they do not need a solution that offers the range of functionalities that we offer. Many companies have invested substantial effort and financial resources to develop custom-built applications or integrate traditional enterprise software into their businesses as they shift to subscription or subscription business models and may be reluctant or unwilling to switch to different applications. Accordingly, it is difficult to predict customer adoption rates and demand for our solution, the future growth rate and size of the market for subscription management software, or the entry of competitive solutions. Factors that may affect market acceptance and sales of our products and services include:
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
•the overall level of corporate spending and spending on billing and subscription management solutions by our customers and prospects, including the impact of spending due to the current COVID-19 pandemic;
•general economic conditions, both in domestic and foreign markets; and
•the price, performance, and availability of competing products and services.

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
We have experienced rapid growth in our operations and personnel in recent years. The growth and expansion of our business has placed and continues to place a significant strain on our management, operations, financial infrastructure, and corporate culture. In the event of further growth in our operations or in the number of our third-party relationships, our information technology systems and our internal controls and procedures may not be adequate to support our operations.
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
Our ability to achieve significant growth in revenue in the future will depend, in large part, upon our ability to attract new customers. This may be particularly challenging where an organization has already invested substantial personnel and financial resources to integrate billings and other business and financial management tools, including custom-built solutions, into its business, as such an organization may be reluctant or unwilling to invest in new products and services. As a result, selling our solution often requires sophisticated and costly sales efforts that are targeted at senior management. During the fiscal year ended January 31, 2020, sales and marketing expenses represented approximately 39% of our total revenue. If we fail to attract new customers and fail to maintain and expand new customer relationships, our revenue may grow more slowly than we expect and our business may be adversely affected.
Our future revenue growth also depends upon expanding sales and renewals of subscriptions to our solution with existing customers. If our existing customers do not expand their use of our solution over time or do not renew their subscriptions, our revenue may grow more slowly than expected, may not grow at all, or may decline. Our success, in part, is dependent on our ability to cross-sell Zuora RevPro products into our existing Zuora Billing customers. If we experience delays in integration or implementation of these products, revenue from cross-selling may grow more slowly or may not grow at all. In the three months ended April 30, 2019, we temporarily slowed down implementations between our Zuora RevPro and Zuora Billing customers due to product integration challenges. This temporary slowdown resulted in lower than expected total revenues for such quarter and resulted in us lowering our financial projections. We resumed the paused customer implementations in late fiscal 2020. Some of our customers are now operationally live on our integrated product, and we continue to work with the remaining customers on their implementation of the integrated product.
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
Our revenue growth and ability to achieve and sustain profitability will depend, in part, on being able to expand our direct sales force and increase the productivity of our sales force.
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
We periodically change and make adjustments to our sales organization in response to market opportunities, competitive threats, management changes, product and service introductions or enhancements, acquisitions, sales performance, increases in sales headcount, cost levels, and other internal and external considerations, including potential changes and uncertainties associated with the current COVID-19 pandemic. For example, in late October 2019, Robert Traube joined Zuora as our Chief Revenue Officer leading the sales organization and, in November 2019, we hired a Senior Vice President of Global Alliances, who, as part of Mr. Traube's team, is working to establish deeper relationships with our strategic partners. These and future changes in our sales organization may result in a temporary reduction of productivity, which could negatively affect our rate of growth. In addition, any significant change to the way we structure our compensation of our sales organization may be disruptive and may affect our revenue growth.
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
Our ability to compete successfully in our market depends on a number of factors, both within and outside of our control. Some of these factors include: ease of use; subscription-based product features and functionality; ability to support the specific needs of companies with subscription business models; ability to integrate with other technology infrastructures and third-party applications; enterprise-grade performance and features such as system scalability, security, performance, and resiliency; vision for the market and product innovation; relationships with strategic partners, including GSIs, management consulting firms, and resellers; total cost of ownership; strength of sales and marketing efforts; brand awareness and reputation; and customer experience, including support and professional services. Any failure by us to compete successfully in any one of these or other areas may reduce the demand for our solution, as well as adversely affect our business, operating results, and financial condition.
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
We have in the past experienced infrequent security incidents and breaches and may in the future experience additional security incidents or breaches. Although the security incidents and breaches that we have experienced to date have not had a material effect on our business, there is no assurance that our security systems or processes will prevent or mitigate more serious break-ins, tampering, security incidents or breaches or other cyber-attacks that could occur in the future. In late November 2019, we observed an increase in credit card authorization attempts by third parties made through our payment functionality embedded in certain of our customers’ websites. We notified customers who were potentially impacted by the increased authorization attempts, and worked with our customers to help them implement remediation measures to help mitigate any such further activity. We currently do not expect expenses related to this matter to be material.
If we experience a security incident or breach, we could be required to expend significant capital and other resources to alleviate the problem, as well as incur significant costs and liabilities, including due to litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, and costs for remediation and incentives offered to affected parties, including customers, other business partners and employees, in an effort to maintain business relationships after a breach or other incident. Moreover, if our solution is perceived as not being secure, regardless of whether our security measures are actually breached, we could suffer harm to our reputation, and our operating results could be negatively impacted.
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
•political unrest, changes and uncertainty associated with terrorism, hostilities, war, natural disasters or pandemics, including the current COVID-19 pandemic; and
•potential costs to attract, onboard, retain, and motivate qualified personnel.

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
Our future success also depends in large part on the continued services of senior management and other key personnel. In particular, we are highly dependent on the services of Tien Tzuo, our founder, Chairman and Chief Executive Officer, who is critical to the development of our technology, platform, future vision, and strategic direction. We rely on our leadership team in the areas of operations, security, marketing, sales, support, and general and administrative functions, and on individual contributors on our research and development team. Our senior management and other key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason, and without notice. As announced in March 2020, Tyler Sloat, our Chief Financial Officer, will resign from his role effective April 5, 2020. We have established an Office of the CFO consisting of senior finance leaders and have retained a leading recruiting firm to help identify our next CFO. We do not currently maintain key-person life insurance policies on any of our officers or employees. If we lose the services of senior management or other key personnel, or if we are unable to attract, train, assimilate, and retain the highly skilled personnel we need, our business, operating results, and financial condition could be adversely affected.
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
As a substantial portion of our sales efforts are increasingly targeted at large enterprise customers, we face greater costs, longer sales cycles, and less predictability in the completion of some of our sales. In this market segment, the customer’s decision to use our solution may be an enterprise-wide decision, in which case these types of sales frequently require approvals by multiple departments and executive-level personnel and require us to provide greater levels of customer education regarding the uses and benefits of our solution, as well as education regarding security, privacy, and scalability of our solution, especially for those large “business to consumer” customers or those with extensive international operations. These large enterprise transactions might also be part of a customer’s broader business model or business systems transformation project, which are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing, security review, and other delays that could further lengthen the sales cycle. Larger enterprises typically have longer decision-making and deployment cycles, may have greater resources to develop and maintain customized tools and applications, demand more customization, require greater functionality and scalability, expect a broader range of services, demand that vendors take on a larger share of risks, demand increased levels of customer service and support, require acceptance provisions that can lead to a delay in revenue recognition, and expect greater payment flexibility from vendors. We are often required to spend time and resources to better familiarize potential customers with the value proposition of our solution. As a result of these factors, sales opportunities with large enterprises may require us to devote greater sales and administrative support and professional services resources to individual customers, which could increase our costs, lengthen our sales cycle, and divert our own sales and professional services resources to a smaller number of larger customers. We may spend substantial time, effort, and money in our sales, design and implementation efforts without being successful in producing any sales or deploying our products in such a way that is satisfactory to our customers. All these factors can add further risk to business conducted with these customers. In addition, if sales expected from a large customer for a particular quarter are not realized in that quarter or at all, our business, operating results, and financial condition could be materially and adversely affected.
Furthermore, our sales and implementation cycles could be interrupted or affected by other factors outside of our control. For example, we are closely monitoring the COVID-19 pandemic and its potential impacts on our business. Like many other companies, including our customers and prospects, our employees are working from home and we have limited all non-essential business travel. Restrictions on travel and in-person meetings could affect services delivery, delay implementations, and interrupt sales activity and we cannot predict whether, for how long, or the extent to which the COVID-19 pandemic may adversely affect our business, results of operations, and financial condition.
If we are unable to grow our sales channels and our relationships with strategic partners, such as GSIs, management consulting firms, and resellers, sales of our products and services may suffer and our growth could be slower than we project.
In addition to our direct sales force, we use strategic partners, such as GSIs, management consulting firms, and resellers, to market, sell, and implement our solution. Historically, we have used these strategic partners to a limited degree, but we are prioritizing efforts to make these partners an increasingly important aspect of our business particularly with regard to enterprise and international sales and larger implementations of our products where these partners may have more expertise and established business relationships than we do. We expect to transition a portion of our professional services implementations to these strategic partners, and as a result we expect our professional services revenues to decrease over time. Our relationships with these strategic partners are at an early stage of development. We have generated limited revenue through these relationships to date, and we cannot assure you that these partners will be successful in marketing, selling or implementing our solution. Identifying these partners, negotiating and supporting relationships with them, including training them in how to sell or deploy our solution, and maintaining these relationships requires significant commitment of time and resources that may not yield a significant return on our investment in these relationships. Our future growth in revenue and ability to achieve and sustain profitability depends in part on our ability to identify, establish, and retain successful strategic partner relationships in the United States and internationally, which will take significant time and resources and involve significant risk. If we are unable to establish and maintain our relationships with these partners, or otherwise develop and expand our indirect distribution channel, our business, operating results, financial condition, or cash flows could be adversely affected.
We also cannot be certain that we will be able to maintain successful relationships with any strategic partners and, to the extent that our strategic partners are unsuccessful in marketing, selling, or implementing our solution, our business, operating results, and financial condition could be adversely affected. Our strategic partners may market to our customers the products and services of several different companies, including products and services that compete with our solution. Because our strategic partners do not have an exclusive relationship with us, we cannot be certain that they will prioritize or provide adequate resources to marketing our solution. Moreover, divergence in strategy by any of these partners may materially adversely affect our ability to develop, market, sell, or support our solution. We cannot assure you that our strategic partners will continue to cooperate with us. In addition, actions taken or omitted to be taken by such parties may adversely affect us. We are unable to control the quantity or quality of resources that our systems integrator partners commit to deploying our products and services, or the quality or timeliness of such deployment. If our partners do not commit sufficient or qualified resources to these activities, our customers will be less satisfied, be less supportive with references, or may require the investment of our resources at discounted rates. These, and other failures by our partners to successfully deploy our products and services, may have an adverse effect on our business and our operating results.

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
We began selling Zuora RevPro following our acquisition of Leeyo in May 2017. We have less experience marketing, determining pricing for, and selling Zuora RevPro, and we are still determining how to best market, price, and support adoption of this offering. We have directed, and intend to continue to direct, a significant portion of our financial and operating resources to develop and grow Zuora RevPro. The market for Zuora RevPro is rapidly evolving as a result of the effectiveness of Topic 606, the revenue recognition accounting standard that took effect for most public companies in January 2018. While we have seen a significant number of Zuora RevPro deployments associated with the effectiveness of Topic 606, it is uncertain whether Zuora RevPro will achieve and sustain high levels of demand and market acceptance. Our future success depends in part upon growth in this market and the ability of our Zuora RevPro product to meet the demand for revenue recognition automation solutions. We have limited experience with respect to determining the optimal prices for this solution. Companies may choose to purchase our Zuora RevPro product to comply with Topic 606 in the short-term but may develop proprietary solutions in-house or migrate toward other solutions developed by our competitors in the future. Customers may purchase Zuora RevPro as a standalone product and not purchase other core Zuora products. The rapidly evolving nature of this market, as well as other factors that are beyond our control, reduces our ability to accurately evaluate our long-term outlook and forecast annual performance. A reduction or slowdown in demand for revenue recognition automation software, caused by shifts in the marketplace, regulatory requirements, accounting standards, lack of acceptance, technological challenges, and competing solutions, could have a material adverse effect on our business, future growth, operating results, and financial condition. Moreover, in the three months ended April 30, 2019, we temporarily slowed down implementations between our Zuora RevPro and Zuora Billing customers due to product integration challenges. This temporary slowdown resulted in lower than expected total revenues for such quarter and resulted in us lowering our financial projections. We resumed the paused customer implementations in late fiscal 2020. Some of our customers are now operationally live on our integrated product, and we continue to work with the remaining customers on their implementation of the integrated product.
Our long-term success depends, in part, on our ability to expand the sales of our solution to customers located outside of the United States. Our current international operations, and any further expansion of those operations, expose us to risks that could have a material adverse effect on our business, operating results, and financial condition.
We have been recognizing increased revenue from international sales, and we conduct our business activities in various foreign countries. We currently have operations in North America, Europe, Asia, and Australia. During fiscal 2020, we derived approximately 31% of our total revenue from customers located outside the United States. Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple cultures, customs, legal systems, regulatory systems, and commercial infrastructures. International expansion will require us to invest significant funds and other resources. Our operations in international markets may not develop at a rate that supports our level of investment. Expanding internationally may subject us to new risks that we have not faced before or increase risks that we currently face, including risks associated with:
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
•economic or political instability in countries where we may operate, including the potential effects of Brexit and the current COVID-19 pandemic;
•corporate espionage;

•compliance with the laws of numerous taxing jurisdictions, both foreign and domestic, in which we conduct business, potential double taxation of our international earnings, and potentially adverse tax consequences due to changes in applicable U.S. and foreign tax laws;
•continuing uncertainty regarding social, political, immigration, and tax and trade policies in the U.S. and abroad;
•increased costs to establish and maintain effective controls at foreign locations; and
•overall higher costs of doing business internationally.
Political developments, economic uncertainty or downturns could adversely affect our business and operating results.
Political developments impacting government spending and international trade, including future government shutdowns in the United States, continued uncertainty surrounding the final terms of Brexit, political uncertainty in Hong Kong, health pandemics such as the COVID-19 pandemic, and trade disputes and tariffs, may negatively impact markets and cause weaker macroeconomic conditions. For example, depending on the final terms of Brexit and formal agreements and arrangements between the European Union and the United Kingdom, we could face new regulatory costs and burdens, including imposition of customs duties, or tariffs, on the sale of our solution to customers in the European Union. We are unable to predict how and to what extent Brexit will impact our future results of operations and cash flows. Brexit could also lead to disruptions to our business in the United Kingdom and Europe, including our relationships with our existing and prospective customers, partners, and employees, and adversely affect expansion of our international operations. The continuing effect of any or all of these political uncertainties could adversely impact demand for our products, harm our operations and weaken our financial results.
In addition, in recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. Economic uncertainty and associated macroeconomic conditions, including due to pandemics such as the current COVID-19 pandemic, make it extremely difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our solution, which could delay and lengthen sales cycles. Furthermore, during uncertain economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our results could be negatively impacted.
We have customers in a variety of different industries. A significant downturn in the economic activity attributable to any particular industry may cause organizations to react by reducing their capital and operating expenditures in general or by specifically reducing their spending on information technology. In addition, our customers may delay or cancel information technology projects or seek to lower their costs by renegotiating vendor contracts. To the extent purchases of our solution are perceived by customers and potential customers to be discretionary, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, customers may choose to develop in-house software or modify their legacy business software as an alternative to using our solution. Moreover, competitors may respond to challenging market conditions by lowering prices and attempting to lure away our customers.
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
We currently host our solution, serve our customers, and support our operations in the United States primarily from a third-party Las Vegas-based data center and using Amazon Web Services (AWS), a provider of cloud infrastructure services. As part of our current disaster recovery arrangements, our customer data in the Las Vegas-based data center production environment is replicated to an AWS data center outside of the U.S. West Coast. Additionally, in Europe, we host our solution using AWS. We are also in the process of transitioning the hosting of a portion of our U.S. solution infrastructure to AWS, which may be more expensive than our current data center providers. Despite precautions, we may also experience planned and unplanned costs, interruptions, delays, and outages in service or other performance problems in connection with such transition. We also do not have control over the operations of the facilities of our data center providers or AWS. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures, and similar events. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in our solution. In addition, the current COVID-19 pandemic could potentially disrupt the supply chain of hardware needed to maintain these third-party systems or to run our business. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism, and other misconduct.
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
We generally charge our customers a flat fee for their use of our platform and a variable fee based on the amount of transaction volume they process through our system. If our customers do not increase their transaction volume, or an economic downturn reduces their transaction volume, our revenue may be adversely impacted by customers reducing their contracted transaction volume. We have limited experience with respect to determining the optimal prices for our platform, and, as a result, we have in the past needed to and expect in the future to need to change our pricing model from time to time. As the market for our platform matures, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing models as we have used historically. We may experience pressure to change our pricing model to defer fees until our customers have fully deployed our solution. Moreover, larger organizations, which comprise a large and growing component of our sales efforts, may demand substantial price concessions. As a result, in the future we may be required to reduce our prices or change our pricing model, which could adversely affect our revenue, gross margin, profitability, financial position, and cash flow.
If we fail to integrate our solution with a variety of operating systems, software applications, and hardware platforms that are developed by others, our solution may become less marketable, less competitive, or obsolete, and our operating results may be adversely affected.
Our solution must integrate with a variety of network, hardware, and software platforms, and we need to continuously modify and enhance our solution to adapt to changes in cloud-enabled hardware, software, networking, browser, and database technologies. We have developed our solution to be able to integrate with third-party SaaS applications, including the applications of software providers that compete with us, through the use of APIs. For example, Zuora CPQ integrates with certain capabilities of Salesforce using publicly available APIs. In general, we rely on the fact that the providers of such software systems, including Salesforce, continue to allow us access to their APIs to enable these integrations. To date, we have not relied on a long-term written contract to govern our integration relationship with Salesforce. Instead, we are subject to the standard terms and conditions for application developers of Salesforce, which govern the distribution, operation, and fees of applications on the Salesforce platform, and which are subject to change by Salesforce from time to time. We also integrate certain aspects of our solution with other platform providers. Any change or deterioration in our relationship with any platform provider may adversely impact our business and operating results.
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
•establishes more favorable relationships with one or more of our competitors, or acquires one or more of our competitors or is acquired by a competitor and offers competing services to us; or
•otherwise develops its own competitive offerings.
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
We are currently involved in stockholder litigation and have in the past and may in the future become involved in other class actions, derivative actions, private actions, collective actions, investigations, and various other legal proceedings by stockholders, customers, employees, suppliers, competitors, government agencies, or others. The results of any such litigation, investigations, and other legal proceedings are inherently unpredictable and expensive. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, damage our reputation, require significant amounts of management time, and divert significant resources. If any of these legal proceedings were to be determined adversely to us, or we were to enter into a settlement arrangement, we could be exposed to monetary damages or limits on our ability to operate our business, which could have an adverse effect on our business, financial condition, and operating results.
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
Additionally, the United States Patent and Trademark Office and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions in order to complete the patent or trademark application process and to maintain issued patents or trademarks. There are situations in which noncompliance or non-payment can result in abandonment or lapse of the patent or trademark or associated application, resulting in partial or complete loss of patent or trademark rights in the relevant jurisdiction. If this occurs, it could have a material adverse effect on our business operations and financial condition.
We are vulnerable to intellectual property infringement claims brought against us by others.
There has been considerable activity in our industry to develop and enforce intellectual property rights. Successful intellectual property infringement claims against us or certain third parties, such as our customers, resellers, or strategic partners, could result in monetary liability or a material disruption in the conduct of our business. We cannot be certain that our products and services, content, and brand names do not or will not infringe valid patents, trademarks, copyrights, or other intellectual property rights held by third parties. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to cease selling or using solutions that incorporate the intellectual property that we allegedly infringe, make substantial payments for legal fees, settlement payments, or other costs or damages, obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology, or redesign the allegedly infringing solutions to avoid infringement, which could be costly, time-consuming, or impossible. Any claims or litigation, regardless of merit, could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our products and services, or require that we comply with other unfavorable terms. We do not have a significant patent portfolio, which could prevent us from deterring patent infringement claims through our own patent portfolio, and our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. We may also be obligated to indemnify our customers or strategic partners in connection with such infringement claims, or to obtain licenses from third parties or modify our solution, and each such obligation could further exhaust our resources. Some of our IP infringement indemnification obligations are contractually capped at a very high amount or not capped at all.
Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the time and attention of our management and other employees, and adversely affect our business and operating results. We expect that the occurrence of infringement claims is likely to grow as the market for subscription management products and services grows. Accordingly, our exposure to damages resulting from infringement claims could increase and this could further exhaust our financial and management resources.
We employ third-party licensed software for use in or with our software, and the inability to maintain these licenses or errors in the software we license could result in increased costs or reduced service levels, which could adversely affect our business.
Our software incorporates certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such third-party software and development tools from third parties in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, including open source software, this may not always be the case, or it may be difficult or costly to migrate to other third-party software. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties. In addition, integration of our software with new third-party software may require significant work and require substantial investment of our time and resources. Also, any undetected or uncorrected errors or defects in third-party software could prevent the deployment or impair the functionality of our software, present security risks, delay new updates or enhancements to our solution, result in a failure of our solution, and injure our reputation.
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
Our business strategy may, from time to time, include acquiring other complementary products, technologies, or businesses. For example, in May 2017, we acquired Leeyo. An acquisition, investment, or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of the acquired companies, particularly if the key personnel of the acquired companies choose not to work for us, if an acquired company’s software is not easily adapted to work with ours, or if we have difficulty retaining the customers of any acquired business due to changes in management or otherwise. For example, during the three months ended April 30, 2019, we experienced product integration challenges and consequently temporarily slowed down our implementations in that period between our Zuora Billing and Zuora RevPro customers. We resumed the paused customer implementations in late fiscal 2020. Some of our customers are now operationally live on our integrated product, and we continue to work with the remaining customers on their implementation of the integrated product.
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
We are subject to data protection, security, privacy, and other government- and industry-specific requirements, including those that require us to notify individuals of data security and privacy incidents involving certain types of personal data. Security and privacy compromises experienced by us or our service providers may lead to public disclosures, which could harm our reputation, erode customer confidence in the effectiveness of our security and privacy measures, negatively impact our ability to attract new customers, cause existing customers to elect not to renew their subscriptions with us, or negatively impact our employee relationships or impair our ability to attract new employees. In addition, some of the industries we serve have industry-specific requirements relating to compliance with certain security, privacy and regulatory standards, such as those required by the Health Insurance Portability and Accountability Act. We also maintain compliance with the Payment Card Industry Data Security Standard, which is critical to the financial services and insurance industries. As we expand and sell into new verticals and regions, we will likely need to comply with these and other requirements to compete effectively. If we cannot comply or if we incur a violation in one or more of these requirements, our growth could be adversely impacted, and we could incur significant liability.
Privacy and security concerns and laws, or other domestic or foreign regulations, may reduce the effectiveness of our solution and adversely affect our business.
Our customers can use our solution to collect, use, and store personal or identifying information regarding their customers or other end users. National and local governments and agencies in the countries in which we operate and in which our customers operate have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, storage, data residency, processing, and disclosure of information obtained from consumers and other individuals, which could impact our ability to offer our products and services in certain jurisdictions or our customers’ ability to deploy our solution globally. Laws and regulations relating to the collection, use, disclosure, security, and other processing of individuals’ information can vary significantly from jurisdiction to jurisdiction. The European Union and many countries, including China and India, as well as states within the United States, such as California, have in place or are enacting stricter laws and regulations relating to privacy and data collection. We also may be bound by contractual obligations and other obligations relating to privacy, data protection, and information security that are more stringent than applicable laws and regulations. The costs of compliance with, and other burdens imposed by, laws, regulations, standards, and other obligations relating to privacy, data protection, and information security are significant. In addition, some companies, particularly larger or global enterprises, often will not contract with vendors that do not meet these rigorous standards and often seek contract terms to ensure we are financially liable for any breach of laws or regulations. Accordingly, our failure, or perceived inability, to comply with these laws, regulations, standards, and other obligations may limit the use and adoption of our solution, reduce overall demand for our solution, lead to regulatory investigations, breach of contract claims, litigation, and significant fines, penalties, or liabilities for actual or alleged noncompliance, or slow the pace at which we close sales transactions, any of which could harm our business. Moreover, if we or any of our employees or contractors fail or are believed to fail to adhere to appropriate practices regarding our customers’ data, it may damage our reputation and brand.
Additionally, we expect that existing laws, regulations, standards, and other obligations may be interpreted in new and differing manners in the future, and may be inconsistent among jurisdictions. Future laws, regulations, standards, and other obligations, and changes in the interpretation of existing laws, regulations, standards, and other obligations could result in increased regulation, increased costs of compliance and penalties for non-compliance, costly changes to Zuora's products or their functionality, and limitations on data collection, use, disclosure, and transfer for us and our customers. The European Union and United States agreed in 2016 to a framework for data transferred from the European Union to the United States, called the Privacy Shield, but this framework has been challenged by private parties and may face additional challenges by national regulators or additional private parties. Additionally, the General Data Protection Regulation (GDPR) became effective in May 2018. The GDPR establishes, and the pending European Union ePrivacy Regulation is expected to establish, new requirements applicable to the handling of personal data and imposes penalties for non-compliance of up to the greater of €20 million or 4% of worldwide revenue. Additionally, in January 2020, the California Consumer Privacy Act (CCPA) which provides new data privacy rights for consumers and contains new operational requirements for companies, went into effect. The costs of compliance with, and other burdens imposed by, the GDPR, CCPA and other U.S., European Union, China (including the Cybersecurity Law of China) and foreign laws currently in existence or that may be passed in the future, may limit the use and adoption of our products and services and could have an adverse impact on our business.
The costs of compliance with, and other burdens imposed by, laws and regulations relating to privacy, data protection, and information security that are applicable to the businesses of our customers may adversely affect our customers’ ability and willingness to process, handle, store, use, and transmit certain types of information, such as demographic and other personal information, of their customers using our solution, which could limit the use, effectiveness, and adoption of our solution and reduce overall demand. In addition, the other bases on which we and our customers rely for the transfer of personal data across national borders, such as the Standard Contractual Clauses promulgated by the EU Commission Decision 2010/87/EU, commonly referred to as the Model Clauses, continue to be subjected to regulatory and judicial scrutiny. We have taken steps in our privacy compliance efforts to address the United Kingdom's departure in January 2020 from the European Union (commonly referred to as "Brexit"). The United Kingdom implemented the Data Protection Act, effective in May 2018 and statutorily amended in 2019, that substantially implements the GDPR. Brexit has created uncertainty with regard to the requirements for data transfers between the United Kingdom, the European Union and other jurisdictions, and the ability to conduct business and transfer personal data between the United Kingdom, the European Union and other countries may be negatively impacted due to circumstances beyond our control, including ongoing uncertainty regarding the final terms of Brexit and formal agreements or arrangements between the European Union and the United Kingdom, changes in laws and enforcement, or the time and costs to put in place new bases on which we and our customers can rely for the transfer of personal data. If we or our customers are unable to transfer data between and among countries and regions in which we operate, it could decrease demand for our solution, require us to modify or restrict our solution, products, services, or operations, and impair our ability to maintain and grow our customer base and increase our revenue. With respect to any changes we consider necessary or appropriate to make to our solution, products, services, or practices in an effort to comply, or allow our customers to comply, with laws, regulations, or other obligations relating to privacy, data protection, or information security, we may be unable to make those changes in a commercially reasonable manner, in a timely fashion, or at all. Even the perception of privacy concerns, whether or not valid, may inhibit the adoption, effectiveness, or use of our solution.
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
Our solution is subject to governmental, including United States and European Union, export control laws and import regulations, and as a U.S. company we are covered by the U.S. sanctions regulations. U.S. export control and economic sanctions laws and regulations prohibit the shipment of certain products and services to U.S. embargoed or sanctioned countries, governments, entities and persons, and complying with export control and sanctions regulations for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. While we take precautions to prevent our solution from being exported in violation of these laws or engaging in any other activities that are subject to these regulations, if we were to fail to comply with U.S. export laws, U.S. Customs regulations and import regulations, U.S. economic sanctions, and other countries’ import and export laws, we could be subject to substantial civil and criminal penalties, including fines for the company, incarceration for responsible employees and managers; the possible loss of export or import privileges which could impact our ability to provide our solution to customers; and reputational harm.
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
The applicability of sales, use and other tax laws or regulations in the U.S. and internationally on our business is uncertain. Adverse tax laws or regulations could be enacted or existing laws could be applied to us or our customers, which could subject us to additional tax liability and related interest and penalties, increase the costs of our services and adversely impact our business.

The application of federal, state, local, and non-U.S. tax laws to services provided electronically is evolving. New income, sales, use, value-added, or other direct or indirect tax laws, statutes, rules, regulations, or ordinances could be enacted at any time (possibly with retroactive effect), and could be applied solely or disproportionately to services provided over the Internet or could otherwise materially affect our financial position and results of operations. Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations. As we expand the scale of our international business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, results of operations, and financial condition.
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
Generally Accepted Accounting Principles (GAAP) is subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors' confidence in us.
Any difficulties in implementing new accounting pronouncements, such as those described in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements of our Notes to Consolidated Financial Statements included in this Form 10-K, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations. We expect compliance with these rules and regulations will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources, particularly as we no longer qualify as an emerging growth company (EGC). The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees and outside consultants to comply with these requirements, we may need to add additional resources, which would increase our costs and expenses.
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
The rules and regulations applicable to public companies make it more expensive for us to obtain and maintain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.
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
As a public company, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Class A common stock.
This report will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting. Because we are no longer an EGC as of January 31, 2020, Section 404(b) of the Sarbanes-Oxley Act requires our independent registered public accounting firm to annually attest to the effectiveness of our internal control over financial reporting commencing with this Form 10-K, which has required, and will continue to require, increased costs, expenses, and management resources. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation. We are required to disclose changes made in our internal controls and procedures on a quarterly basis. To comply with the requirements of being a public company, we have undertaken, and may need to further undertake in the future, various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff.
If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control, including as a result of any identified material weakness, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our Class A common stock to decline, and we may be subject to investigation or sanctions by the SEC. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange.
Our management team has limited experience managing a public company.
Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage the significant regulatory and reporting requirements of a public company under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and operating results.
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
The market price of our Class A common stock has been and may continue to be volatile. Since shares of our Class A were sold in our Initial Public Offering (IPO) in April 2018 at a price of $14.00 per share, the reported low and high sales prices of our common stock has ranged from $6.21 to $37.78, through March 27, 2020. We experienced a significant decline in our stock price following our announcement of earnings for the quarter ended April 30, 2019. The market price of our Class A common stock and the market price of the common stock of many other companies have fallen significantly since the outbreak of the COVID-19 pandemic. The extent to which, and for how long, the COVID-19 pandemic may impact the market price of our Class A common stock is unclear, and the market price of our Class A common stock may fluctuate significantly as a result of the COVID-19 pandemic and any associated economic downturn. In addition to factors discussed in this Form 10-Q, the market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
•other events or factors, including those resulting from pandemics, war, incidents of terrorism, or responses to these events; and
•sales of shares of our Class A common stock by us or our stockholders.
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies, and technology companies in particular, have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted shareholder litigation following periods of market volatility. We are currently subject to stockholder litigation, which is described in Note 14. Commitments and Contingencies in the notes to our consolidated financial statements. This or any future shareholder litigation could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.
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
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market. The perception that these sales might occur may also cause the market price of our Class A common stock to decline. As of February 29, 2020, we had outstanding a total of 97.7 million shares of Class A common stock and 17.3 million shares of Class B common stock.
In addition, as of January 31, 2020, we had outstanding stock options and restricted stock units (RSUs) that could result in the issuance of 18.7 million shares of Class A common stock. Subject to the satisfaction of applicable vesting requirements, the shares issued upon exercise of outstanding stock options or settlement of outstanding RSUs will be available for immediate resale in the open market.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of January 31, 2020, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the outstanding shares of Class B common stock, (ii) April 16, 2028, and (iii) the date the shares of Class B common stock cease to represent at least 5% of all outstanding shares of our common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Stock index providers, such as S&P Dow Jones and FTSE Russell, exclude or limit the eligibility of public companies with multiple classes of shares of common stock for certain indices, including the S&P 500. In addition, several shareholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual class structure of our common stock may prevent the inclusion of our Class A common stock in such indices and may cause shareholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from indices could result in a less active trading market for our Class A common stock. Any actions or publications by shareholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.
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
Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Section 22 of the Securities Act of 1933, as amended (the Securities Act), creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. The exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or the Securities Act. Accordingly, actions by our stockholders to enforce any duty or liability created by (i) the Exchange Act or the rules and regulations thereunder must be brought in federal court and (ii) the Securities Act or the rules and regulations thereunder can be brought in either federal or state court. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.
Moreover, Section 203 of the DGCL may discourage, delay, or prevent a change of control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters are currently located in Redwood City, California where we currently utilize approximately 100,000 square feet of office space under a lease agreement that expires in July 2030, with an option to renew for an additional seven years at the then prevailing rental rate. We also lease facilities in other areas within the United States and around the world.
We intend to procure additional space as we add employees and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional or substitute space will be available as needed to accommodate any such expansion.
Item 3. Legal Proceedings
Information with respect to this item may be found in Note 14. Commitments and Contingencies to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, which is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

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
Holders of Record
As of February 29, 2020, there were 142 and 103 registered holders of record of our Class A and Class B common stock, respectively. The actual number of Class A common stockholders is greater than this number of record holders and includes Class A common stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
We have presented below the cumulative total return to our stockholders between April 12, 2018 (the date our Class A common stock commenced trading on the New York Stock Exchange) through January 31, 2020 in comparison to the Standard & Poor’s 500 Index and Standard & Poor Information Technology Index. All values assume a $100 initial investment and data for the Standard & Poor’s 500 Index and Standard & Poor Information Technology Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

$160
$140
$120
$100
$80
$60
Base Period
April 2018
July 2018
October 2018
January 2019
April 2019
July 2019
October 2019
January 2020
Period Ending
Zuora
NASDAQ Composite
S&P 500 Index
S&P 500 Information Technology Index

Company/Index	Base Period April 12, 2018	April 30, 2018	July 31, 2018	October 31, 2018	January 31, 2019	April 30, 2019	July 31, 2019	October 31, 2019	January 31, 2020
Zuora	$100	$96.30	$122.65	$102.10	$108.20	$110.50	$75.05	$71.25	$73.75
S&P 500 Index	$100	$99.44	$106.27	$102.81	$103.08	$112.85	$114.76	$117.54	$125.44
NASDAQ Composite	$100	$98.97	$107.75	$102.87	$102.83	$114.63	$116.09	$118.07	$130.63
S&P 500 Information Technology Index	$100	$98.38	$107.46	$105.40	$101.26	$120.77	$124.36	$129.21	$147.92
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.

Item 6. Selected Consolidated Financial Data and Other Data
The following tables summarize our consolidated financial data. We derived our selected consolidated statements of comprehensive loss for fiscal 2020, fiscal 2019 and fiscal 2018 and our selected consolidated balance sheet data as of January 31, 2020 and 2019 from our audited consolidated financial statements that are included in this Form 10-K. We derived the selected consolidated statements of comprehensive loss data for fiscal 2017 and 2016 and the selected consolidated balance sheet data as of January 31, 2018 (as adjusted) and January 31, 2017 from our audited consolidated financial statements and related notes thereto, which are not included in this Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future. The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this Form 10-K. Our fiscal year end is January 31, and our fiscal quarters end on April 30, July 31, October 31, and January 31. Our fiscal years ended January 31, 2020, 2019, 2018, 2017, and 2016 are referred to herein as fiscal 2020, fiscal 2019, fiscal 2018, fiscal 2017, and fiscal 2016, respectively.

	Fiscal Year Ended January 31,
	2020	2019	2018	2017[1]	2016[1]

	(in thousands, except per share data)
Consolidated Statements of Comprehensive Loss:
Revenue:
Subscription	$206,555	$164,805	$122,482	$89,836	$68,228
Professional services	69,502	70,184	48,624	23,172	23,956
Total revenue	276,057	234,989	171,106	113,008	92,184
Cost of revenue:
Subscription[3]	53,036	42,993	31,077	22,840	17,820
Professional services[3]	81,145	73,597	48,829	25,322	25,540
Total cost of revenue	134,181	116,590	79,906	48,162	43,360
Gross profit	141,876	118,399	91,200	64,846	48,824
Operating expenses:
Research and development[3]	74,398	54,417	38,639	26,355	20,485
Sales and marketing[3]	108,264	95,169	68,067	62,384	64,508
General and administrative[3]	44,879	39,230	22,572	15,140	11,979
Total operating expenses	227,541	188,816	129,278	103,879	96,972
Loss from operations	(85,665)	(70,417)	(38,078)	(39,033)	(48,148)
Interest and other income (expense), net	2,712	(417)	252	219	(528)
Loss before income taxes	(82,953)	(70,834)	(37,826)	(38,814)	(48,676)
Income tax (provision) benefit	(441)	(1,907)	(1,551)	(284)	469
Net loss	(83,394)	(72,741)	(39,377)	(39,098)	(48,207)
Comprehensive loss:
Foreign currency translation adjustment	(379)	3	960	(470)	(191)
Unrealized gain on available-for-sale securities, net of tax	86	7	—	—	—
Comprehensive loss	$(83,687)	$(72,731)	$(38,417)	$(39,568)	$(48,398)
Net loss per share, basic and diluted[2]	$(0.75)	$(0.80)	$(1.48)	$(1.64)	$(2.14)
Weighted-average shares outstanding used to compute net loss per share, basic and diluted[2]	111,122	91,267	26,563	23,891	22,497
(1)Does not reflect the adoption of Topic 606. Refer to Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements of the notes to our consolidated financial statements included elsewhere in this Form 10-K for further discussion.

(2) Please refer to Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements and Note 18. Net Loss Per Share of the notes to our consolidated financial statements included elsewhere in this Form 10-K for an explanation of the calculations of our net loss per share, basic and diluted.
(3)Includes stock-based compensation expense as follows:

	Fiscal Year Ended January 31,
	2020	2019	2018	2017	2016

	(in thousands)
Cost of subscription revenue	$2,772	$1,967	$747	$326	$235
Cost of professional services revenue	7,265	5,900	2,121	583	566
Research and development	17,568	6,345	2,292	1,126	827
Sales and marketing	11,129	7,384	2,717	1,577	1,536
General and administrative	6,312	3,761	1,113	771	497
Total stock-based compensation expense	$45,046	$25,357	$8,990	$4,383	$3,661

	As of January 31,
	2020	2019[1]	2018[1]	2017[1,2]

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments[3]	$171,937	$175,848	$48,208	$72,645
Working capital	101,164	129,682	7,595	39,663
Total assets	402,227	326,047	176,478	120,468
Deferred revenue, current portion	111,411	86,784	61,966	42,554
Total debt	10,526	13,457	14,969	—
Convertible preferred stock	—	—	6	6
Total stockholders’ equity	164,659	181,814	50,638	54,980
(1)The selected consolidated balance sheet data for periods prior to January 31, 2020 does not reflect the adoption of Topic 842. Refer to Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.
(2)The selected consolidated balance sheet data as of January 31, 2017 does not reflect the adoption of Topic 606. Refer to Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.
(3)Does not include restricted cash of $2.1 million, $5.2 million and $5.2 million as of January 31, 2019, 2018, and 2017, respectively.

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
We believe we are in the early stages of a multi-decade global shift away from product-based business models, characterized by transactional one-time sales, towards recurring subscription-based business models. This trend, which we refer to as the “Subscription Economy,” is visible everywhere you look. In media and entertainment, consumers are adopting video-on-demand services and digital music streaming services. Commuters are taking advantage of automobile subscription programs and subscription-based ride-sharing services. In the technology space, companies are opting for SaaS applications over on-premise installations. In manufacturing, sensors and connectivity have allowed companies to bundle an array of digital services with their physical products. Digital subscriptions have had a positive effect on the newspaper and publishing industries, with readers increasingly subscribing to digital news and information sources. In addition, the retail space features a growing multitude of subscription services including clothing and accessories, cosmetics and personal care, meals and groceries, vitamins and prescriptions, pet care, and many more.
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
Fiscal 2020 Business Highlights
Our business highlights in fiscal 2020 include the following:
•As of the end of fiscal 2020, we grew our business to 624 customers with ACV exceeding $100,000, a 19% increase compared to prior year.
•Our subscription revenue for fiscal 2020 increased to $206.6 million, or 25%, over our prior fiscal year.

•During fiscal 2020, customer transaction volume processed through Zuora's Billing platform was $44.0 billion, an increase of 29% year over year.
•We hired Robert Traube as our Chief Revenue Officer to lead our field organization and global alliances program.
•We hired a new Chief Product Officer, Chris Battles, and appointed a Chief Customer Officer, Tom Krackeler, to lead our next generation of platform innovation and customer adoption.
•We opened our new headquarters in Redwood City, California.
•Zuora was cited as a leader by Forrester in “The Forrester Wave™: SaaS Billing Solutions, Q4 2019” report and by IDC in the "IDC MarketScape: Worldwide Subscription Management 2019-2020 Vendor Assessment"; and as a top rated vendor by MGI Research in the "Agile Billing Solutions Buyer's Guide".
•Zuora was named one of the San Francisco Business Times’ 50 Greater Bay Area Financial Tech Companies.
•Zuora concluded its 2019 Subscribed World Tour, holding events in 16 cities, with record attendance and speakers from Zuora customers including Ubisoft, Siemens Healthineers, RICOH, FUJIFILM, and more.
•At Zuora’s annual user conference, Subscribed San Francisco, we announced the new Zuora Central Platform including new Workflow Builder and Data Query Tools; and a collection of enhancements across Zuora’s suite of applications: international capabilities in Zuora Billing, enhanced usability for collections agents in Zuora Collect, and a new Subscriber Portal to enable self-serve account management and payments.
•We made progress in addressing the sales execution challenges that we experienced in the first quarter of fiscal 2020, which included lower than anticipated productivity from our sales representatives, by refining our sales enablement and training process; enhancing our sales approach to more closely align with our prospective customer's needs; and growing and leveraging our relationships with strategic partners including GSIs to more effectively increase our sales and the implementation of our solutions.
•We made progress in addressing the challenges that we encountered in the first quarter of fiscal 2020 with respect to the integration between our Zuora Billing and Zuora RevPro products that resulted in a temporary pause in the implementation work for our Zuora Billing customers who had purchased Zuora RevPro. We resumed the paused customer implementations later in the year and some of our customers are now operationally live on our integrated product. We will continue to work with the remaining customers on their implementation of the integrated product. We resumed and expect to continue increasing cross-sell activity of our Zuora RevPro product into our existing Zuora Billing customers.
•We adopted Accounting Standards Update 2014-09 Revenue from Contracts with Customers (Topic 606) and Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) effective February 1, 2019. The comparative information for periods reflected in this Form 10-K has been adjusted to reflect the adoption of Topic 606. See Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements in our accompanying consolidated financial statements for more details.
For a definition of ACV, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operational and Financial Metrics.”
Fiscal 2020 Financial Performance Summary
Our financial performance in fiscal 2020, compared to fiscal 2019, reflects the following:
•Subscription revenues were $206.6 million, an increase of $41.8 million, or 25%, and total revenues were $276.1 million, an increase of $41.1 million, or 17%. This growth reflects our acquisition of new customers as well as increased transaction volume and sales of new products to our existing customers.
•Total cost of revenue was $134.2 million, or 49% of total revenue, in fiscal 2020 compared to $116.6 million, or 50% of revenue, in fiscal 2019. During fiscal 2020, we invested additional resources to support the growth in the number of customers as well as the increased activity from existing customers.
•Loss from operations was $85.7 million, or 31% of revenue, in fiscal 2020 compared to a loss of $70.4 million, or 30% of revenue, in fiscal 2019.

Key Operational and Financial Metrics
We monitor the following key operational and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:

	As of or for the Fiscal Year Ended January 31,
	2020	2019	2018
Customers with ACV equal to or greater than $100,000	624	526	415
Dollar-based retention rate	104%	112%	110%
Customers with Annual Contract Value (ACV) Equal to or Greater than $100,000
We believe our ability to enter into larger contracts is indicative of broader adoption of our solution by larger organizations. It also reflects our ability to expand our revenue footprint within our current customer base. We define ACV as the subscription revenue we would contractually expect to recognize from that customer over the next twelve months, assuming no increases or reductions in their subscriptions. We define the number of customers at the end of any particular period as the number of parties or organizations that have entered into a distinct subscription contract with us for which the term has not ended. Each party with which we have entered into a distinct subscription contract is considered a unique customer, and in some cases, there may be more than one customer within a single organization. We have increased the number of customers with ACV equal to or greater than $100,000 to 624 as of January 31, 2020, as compared to 526 as of January 31, 2019 and 415 as of January 31, 2018.
Dollar-Based Retention Rate
We believe our dollar-based retention rate is a key measure of our ability to retain and expand revenue from our customer base over time. We calculate our dollar-based retention rate as of a period end by starting with the sum of the ACV from all customers as of twelve months prior to such period end, or prior period ACV. We then calculate the sum of the ACV from these same customers as of the current period end, or current period ACV. Current period ACV includes any upsells and also reflects contraction or attrition over the trailing twelve months, but excludes revenue from new customers added in the current period. We then divide the current period ACV by the prior period ACV to arrive at our dollar-based retention rate. Our dollar-based retention rate decreased to 104% as of January 31, 2020, as compared to 112% as of January 31, 2019 and 110% as of January 31, 2018. During fiscal 2020, we saw a decline in the dollar-based retention rate primarily due to the lower cross-sell activity of our Zuora RevPro offering into our existing Zuora Billing customers resulting from product integration challenges and an increase in churn due to some customers renewing with lower transaction volume, business failure, and M&A activity. We may experience fluctuations, including potentially lower rates, as we continue working to improve our overall sales execution.
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
Professional services revenue. Professional services revenue consists of fees for services related to helping our customers deploy, configure, and optimize the use of our solutions. These services include system integration, data migration, process enhancement, and training. Professional services projects generally take three to twelve months to complete. Once the contract is signed, we generally invoice for professional services on a time and materials basis, although we occasionally engage in fixed-price service engagements and invoice for those based upon agreed milestone payments. We recognize revenue as services are performed for time and materials engagements and on a proportional performance method as the services are performed for fixed fee engagements. We expect to transition a portion of our professional services implementations to our strategic partners, including

GSIs, and as a result we expect our professional services revenue to decrease over time, and may vary as a percentage of total revenue in the near term.
Topic 606 Adoption. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and has modified the standard thereafter. This standard replaces existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. We adopted Topic 606 for the fiscal year ended January 31, 2020 (i.e., effective February 1, 2019) using the full retrospective method of adoption. See Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements in our accompanying consolidated financial statements for more details.
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
Cost of professional services revenue. Cost of professional services revenue consists primarily of costs related to the deployment of our platform. These costs include employee compensation costs for our professional services team, allocated overhead, travel costs, and costs of outside services associated with supplementing our internal staff. We believe that investment in our GSI partner network will lead to total margin improvement, however costs may fluctuate in the near term as we shift deployments to our partner network.
Gross profit and gross margin. Our gross profit and gross margin may fluctuate from period to period as our revenue fluctuates, and as a result of the timing and amount of investments to expand hosting capacity, including through third-party cloud providers, our continued efforts to build platform support and professional services teams, as well as the amortization expense associated with capitalized internal-use software and acquired technology.
Operating Expenses
Research and development. Research and development expense consists primarily of employee compensation costs, allocated overhead, and travel costs. We capitalize research and development costs associated with the development of internal-use software and we amortize these costs over a period of approximately two to three years into cost of subscription revenue. All other research and development costs are expensed as incurred. We believe that continued investment in our platform is important for our growth, and as such, expect our research and development expense to continue to increase in absolute dollars for the foreseeable future but may increase or decrease as a percentage of total revenue.
Sales and marketing. Sales and marketing expense consists primarily of employee compensation costs, including the amortization of deferred commissions related to our sales personnel, allocated overhead, costs of general marketing and promotional activities, and travel costs. Effective February 1, 2019 under Topic 606, commission costs that are incremental to obtaining a contract are amortized in sales and marketing expense over the period of benefit, which is expected to be five years. While our sales and marketing expense as a percentage of total revenue has decreased slightly in recent periods, we expect to continue to make significant investments as we expand our customer acquisition and retention efforts. Therefore, we expect that sales and marketing expense will increase in absolute dollars but may vary as a percentage of total revenue for the foreseeable future.
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
Results of Operations
The following tables set forth our consolidated results of operations data for the periods presented in dollars and as a percentage of our total revenue:

	Fiscal Year Ended January 31,
	2020	2019	2018

	(in thousands)
Revenue:
Subscription	$206,555	$164,805	$122,482
Professional services	69,502	70,184	48,624
Total revenue	276,057	234,989	171,106
Cost of revenue:
Subscription[1]	53,036	42,993	31,077
Professional services[1]	81,145	73,597	48,829
Total cost of revenue	134,181	116,590	79,906
Gross profit	141,876	118,399	91,200
Operating expenses:
Research and development[1]	74,398	54,417	38,639
Sales and marketing[1]	108,264	95,169	68,067
General and administrative[1]	44,879	39,230	22,572
Total operating expenses	227,541	188,816	129,278
Loss from operations	(85,665)	(70,417)	(38,078)
Interest and other income (expense), net	2,712	(417)	252
Loss before income taxes	(82,953)	(70,834)	(37,826)
Income tax provision	(441)	(1,907)	(1,551)
Net loss	$(83,394)	$(72,741)	$(39,377)

(1)Includes stock-based compensation expense as follows:

	Fiscal Year Ended January 31,
	2020	2019	2018

	(in thousands)
Cost of subscription revenue	$2,772	$1,967	$747
Cost of professional services revenue	7,265	5,900	2,121
Research and development	17,568	6,345	2,292
Sales and marketing	11,129	7,384	2,717
General and administrative	6,312	3,761	1,113
Total stock-based compensation expense	$45,046	$25,357	$8,990

	Fiscal Year Ended January 31,
	2020	2019	2018
Revenue:
Subscription	75%	70%	72%
Professional services	25	30	28
Total revenue	100	100	100
Cost of revenue:
Subscription	19	18	18
Professional services	29	31	29
Total cost of revenue	49	50	47
Gross profit	51	50	53
Operating expenses:
Research and development	27	23	23
Sales and marketing	39	40	40
General and administrative	16	17	13
Total operating expenses	82	80	76
Loss from operations	(31)	(30)	(22)
Interest and other income (expense), net	1	—	—
Loss before income taxes	(30)	(30)	(22)
Income tax provision	—	(1)	(1)
Net loss	(30)%	(31)%	(23)%
Note: Percentages in the table above may not sum due to rounding.
Fiscal Years Ended January 31, 2020 and 2019
Revenue

	Fiscal Year Ended January 31,
	2020	2019	$ Change	% Change

Revenue:	(dollars in thousands)
Subscription	$206,555	$164,805	$41,750	25%
Professional services	69,502	70,184	(682)	(1)%
Total revenue	$276,057	$234,989	$41,068	17%
Percentage of total revenue:
Subscription	75%	70%
Professional services	25	30
Total	100%	100%

Subscription revenue increased by $41.8 million, or 25%, for fiscal 2020 compared to fiscal 2019. The increase was driven by growth in our customer base, including both new and existing customers, and includes a one-time recognition of $1.3 million in the third quarter of fiscal 2020 related to a contract resolution with a customer. New customers contributed approximately $20.6 million of the increase in subscription revenue, excluding the one-time recognition discussed above, for fiscal 2020 compared to the prior year period, while increased transaction volume and sales of additional products to our existing customers contributed the remainder. We calculate subscription revenue from new customers for the fiscal year by adding the revenue recognized from new customers acquired in the 12 months prior to the reporting date.
Professional services revenue decreased by $0.7 million, or 1%, for fiscal 2020 compared to fiscal 2019. The decrease in professional services revenue was primarily due to the impact of the previously disclosed sales execution and product integration challenges.
Cost of Revenue and Gross Margin

	Fiscal Year Ended January 31,
	2020	2019	$ Change	% Change

	(dollars in thousands)
Cost of revenue:
Subscription	$53,036	$42,993	$10,043	23%
Professional services	81,145	73,597	7,548	10%
Total cost of revenue	$134,181	$116,590	$17,591	15%
Gross margin:
Subscription	74%	74%
Professional services	(17)%	(5)%
Total gross margin	51%	50%
Cost of subscription revenue increased by $10.0 million, or 23%, for fiscal 2020 compared to fiscal 2019. The increase in cost of subscription revenue was driven by increases of $6.9 million in data center costs, primarily related to third-party cloud hosting as we grow and transition our data center model to the cloud, $1.9 million in employee compensation costs related to increased headcount, $1.3 million in amortization of internal-use software costs, and $0.6 million in allocated overhead, which increased due mainly to facilities expansions, partially offset by decreases of $0.5 million in amortization of purchased technology and $0.2 million in travel costs. The key drivers of the increase in cost of subscription revenue were the growth in number of customers and cost of building out the infrastructure for migrating our data center to the cloud.
Cost of professional services revenue increased by $7.5 million, or 10%, for fiscal 2020 compared to fiscal 2019. The increase in cost of professional services revenue was driven by increases of $8.3 million in compensation costs related to increased headcount, $2.9 million in allocated overhead primarily due to facilities expansions, $0.2 million in events, partially offset by decreases of $3.0 million in outside professional services and $1.0 million in travel costs. The key driver of the increase in cost of professional services revenue was headcount in anticipation of supporting customer deployments, some of which were not fully utilized due to the previously disclosed sales execution and product integration challenges.
Our gross margin for subscription services remained at 74% for both fiscal 2020 and fiscal 2019.
Our gross margin for professional services decreased to (17)% for fiscal 2020 compared to (5)% for fiscal 2019, primarily due to the previously disclosed sales execution and product integration challenges, which negatively impacted utilization.

Operating Expenses
Research and Development

	Fiscal Year Ended January 31,
	2020	2019	$ Change	% Change

	(dollars in thousands)
Research and development	$74,398	$54,417	$19,981	37%
Percentage of total revenue	27%	23%
Research and development expense increased by $20.0 million, or 37%, for fiscal 2020 compared to fiscal 2019, primarily due to increases of $19.1 million in employee compensation costs due to increased headcount, $2.1 million in allocated overhead primarily due to facilities expansions, $0.8 million in data center costs, $0.3 million in professional services, and $0.3 million in software license costs. These increased costs were partially offset by decreases of $2.3 million in costs related to higher capitalized internal-use software costs and $0.3 million in travel costs. The increase in headcount was driven by our continued investment in technology, innovation, and new products. As a result of our continued investment, research and development expense increased to 27% of total revenue during fiscal 2020 from 23% during fiscal 2019.
Sales and Marketing

	Fiscal Year Ended January 31,
	2020	2019	$ Change	% Change

	(dollars in thousands)
Sales and marketing	$108,264	$95,169	$13,095	14%
Percentage of total revenue	39%	40%
Sales and marketing expense increased by $13.1 million, or 14%, for fiscal 2020 compared to fiscal 2019, primarily due to increases of $13.8 million in employee compensation costs related to increased headcount, including the hiring of a new Chief Revenue Officer, $1.0 million in outside professional services, $0.6 million in allocated overhead primarily due to facilities expansions and $0.4 million in software license costs. These increased costs were partially offset by decreases of $1.5 million in events and $1.1 million in travel costs. The increase in headcount was driven by our continued investment to acquire new customers and to grow our revenue from existing customers. Sales and marketing expense decreased to 39% of total revenue during fiscal 2020 from 40% during fiscal 2019.
General and Administrative

	Fiscal Year Ended January 31,
	2020	2019	$ Change	% Change

	(dollars in thousands)
General and administrative	$44,879	$39,230	$5,649	14%
Percentage of total revenue	16%	17%
General and administrative expense increased by $5.6 million, or 14%, for fiscal 2020 compared to fiscal 2019, primarily due to increases of $6.2 million in employee compensation costs related to increased headcount, $1.4 million in allocated overhead primarily due to facilities expansions, and $0.2 million in outside professional services costs. These increased costs were partially offset by decreases of $1.0 million in events and $0.9 million in administrative costs. General and administrative expense decreased to 16% of total revenue during fiscal 2020 from 17% during fiscal 2019.

Interest and Other Income (Expense), net

	Fiscal Year Ended January 31,
	2020	2019	$ Change	% Change

	(in thousands)
Interest and other income (expense), net	$2,712	$(417)	$3,129	Not Meaningful
Interest and other income (expense), net increased by $3.1 million for fiscal 2020 compared to fiscal 2019, primarily due to a $1.5 million increase related to foreign currency revaluation of assets and liabilities held in a foreign currency, an increase of $1.0 million from accretion on short-term investments, and an increase of $0.3 million in net interest expense as a result of lower interest rates on our debt, and an increase in miscellaneous income of $0.3 million.
Income Tax Provision

	Fiscal Year Ended January 31,
	2020	2019	$ Change	% Change

	(in thousands)
Income tax provision	$(441)	$(1,907)	$1,466	(77)%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For fiscal 2020 and fiscal 2019 we recorded a tax provision of $0.4 million and $1.9 million on losses before income taxes of $83.0 million and $70.8 million, respectively. The effective tax rate for fiscal 2020 and fiscal 2019 was (0.5)% and (2.7)%, respectively. The effective tax rates differ from the statutory rate primarily as a result of providing no benefit on pretax losses incurred in the United States. For fiscal 2020 and fiscal 2019, we maintained a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized. The decrease in tax expense resulted primarily from a decline in pre-tax earnings in our foreign jurisdictions.
Fiscal Years Ended January 31, 2019 and 2018
Revenue

	Fiscal Year Ended January 31,
	2019	2018	$ Change	% Change

	(dollars in thousands)
Revenue:
Subscription	$164,805	$122,482	$42,323	35%
Professional services	70,184	48,624	21,560	44%
Total revenue	$234,989	$171,106	$63,883	37%
Percentage of total revenue:
Subscription	70%	72%
Professional services	30	28
Total	100%	100%
Subscription revenue increased by $42.3 million, or 35%, for fiscal 2019 compared to fiscal 2018. The increase in subscription revenue was driven by growth in our customer base, including both new and existing customers. Additionally, as a result of our acquisition of Leeyo in May 2017, we recognized more subscription revenue in fiscal 2019 compared to fiscal 2018 due to the impact of purchase accounting from the acquisition and recognizing a full year of revenue from Zuora RevPro. New customers contributed approximately $20.3 million of the increase in subscription revenue, excluding the one-time recognition discussed above, for the year ended January 31, 2019 compared to the prior year period, while increased transaction volume and sales of additional products to our existing customers contributed the remainder. We calculate subscription revenue from new customers for the fiscal year by adding the revenue recognized from new customers acquired in the 12 months prior to the reporting date.

Professional services revenue increased by $21.6 million, or 44%, for fiscal 2019 compared to fiscal 2018, primarily due to increased revenue from customer deployments of our products and recognizing a full year of revenue from Zuora RevPro.
Cost of Revenue and Gross Margin

	Fiscal Year Ended January 31,
	2019	2018	$ Change	% Change

	(dollars in thousands)
Cost of revenue:
Subscription	$42,993	$31,077	$11,916	38%
Professional services	73,597	48,829	24,768	51%
Total cost of revenue	$116,590	$79,906	$36,684	46%
Gross margin:
Subscription	74%	75%
Professional services	(5)%	—%
Total gross margin	50%	53%
Cost of subscription revenue increased by $11.9 million, or 38%, for fiscal 2019 compared to fiscal 2018, primarily due to an increase of $4.4 million in data center costs, $3.4 million in employee compensation costs related to increased headcount, $1.6 million of professional services, $1.1 million in software license costs, $1.0 million in allocated overhead primarily due to facilities expansions, and $0.3 million related to the amortization of purchased technology and amortization of internal-use software. The increase in these costs is driven by the growth in the number of customers as well as the increase in usage from existing customers and incurring a full year of costs from Zuora RevPro.
Cost of professional services revenue increased by $24.8 million for fiscal 2019 compared to fiscal 2018, primarily due to an increase of $16.6 million in employee compensation costs related to increased headcount, $4.4 million in allocated overhead including facilities expansions, $1.7 million in professional services, $1.7 million in travel costs, and $0.3 million in software license costs. In addition, in fiscal 2019 we incurred a full year of costs from Zuora RevPro.
Our gross margin for subscription revenue decreased from 75% for fiscal 2018 to 74% for fiscal 2019 as a result of increased stock-based compensation costs related to our initial public offering, partially offset by the impact of purchase accounting from the acquisition of Leeyo that resulted in higher subscription revenue recognition relative to costs for fiscal 2019 as compared to fiscal 2018.
Our gross margin for professional services revenue decreased from 0% for fiscal 2018 to (5)% for fiscal 2019, primarily from the increase in deployment capacity. Some of this incremental investment in headcount was not fully utilized during fiscal 2019 due to ramp-up time for new hires.

Operating Expenses
Research and Development

	Fiscal Year Ended January 31,
	2019	2018	$ Change	% Change

	(dollars in thousands)
Research and development	$54,417	$38,639	$15,778	41%
Percentage of total revenue	23%	23%
Research and development expense increased by $15.8 million, or 41%, for fiscal 2019 compared to fiscal 2018, primarily due to an increase of $12.0 million in employee compensation costs due to increased headcount, $2.3 million in allocated overhead including facilities expansions, $0.8 million in professional services, $0.7 million in travel costs, $0.6 million in data center costs, and $0.4 million in software license costs, partially offset by a decrease of $1.1 million in costs related to higher capitalized internal-use software costs. The increase in headcount was driven by our continued investment in technology, innovation, and new products. In addition, in fiscal 2019 we incurred a full year of expenses from Zuora RevPro.
Sales and Marketing

	Fiscal Year Ended January 31,
	2019	2018	$ Change	% Change

	(dollars in thousands)
Sales and marketing	$95,169	$68,067	$27,102	40%
Percentage of total revenue	40%	40%
Sales and marketing expense increased by $27.1 million, or 40%, for fiscal 2019 compared to fiscal 2018, primarily due to an increase of $16.5 million in employee compensation costs related to increased headcount, $4.3 million in allocated overhead including facilities expansions, $3.4 million in marketing and event costs and $2.6 million in travel costs. The increase in headcount was driven by our continued investment to acquire new customers and to grow our revenue from existing customers. In addition, in fiscal 2019 we incurred a full year of expenses from Zuora RevPro.
General and Administrative

	Fiscal Year Ended January 31,
	2019	2018	$ Change	% Change

	(dollars in thousands)
General and administrative	$39,230	$22,572	$16,658	74%
Percentage of total revenue	17%	13%
General and administrative expense increased by $16.7 million, or 74%, for fiscal 2019 compared to fiscal 2018, primarily due to an increase of $7.3 million in employee compensation costs related to increased headcount, $3.8 million in professional services primarily related to accounting, tax and legal costs, $2.0 million in allocated overhead including facilities expansions, $1.0 million in donations of our Class A common stock to a charitable donor-advised fund, $1.0 million in software license costs, $1.0 million in administrative costs, and $0.4 million in travel costs. The increase in these costs was primarily driven by investment required to support our growth as well as operations as a public company. In addition, in fiscal 2019 we incurred a full year of expenses from Zuora RevPro.

Interest and Other Income (Expense), Net

	Fiscal Year Ended January 31,
	2019	2018	$ Change	% Change

	(in thousands)
Interest and other income (expense), net	$(417)	$252	$(669)	(265)%
Interest and other income (expense), net decreased by $0.7 million for fiscal 2019 compared to fiscal 2018, due to an increase of $2.6 million in net losses related to foreign currency revaluation of assets and liabilities recorded in a foreign currency, partially offset by an increase of $1.3 million in net interest income as a result of invested cash balances and an increase of $0.6 million from accretion on short-term investments.
Income Tax Provision

	Fiscal Year Ended January 31,
	2019	2018	$ Change	% Change

	(in thousands)
Income tax provision	$(1,907)	$(1,551)	$(356)	23%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For fiscal 2019 and fiscal 2018 we recorded a tax provision of $1.9 million and $1.6 million on losses before income taxes of $70.8 million and $37.8 million, respectively. The effective tax rate for fiscal 2019 and fiscal 2018 was (2.7)% and (4.1)%, respectively. The effective tax rates differ from the statutory rate primarily as a result of providing no benefit on pretax losses incurred in the United States. For fiscal 2019 and fiscal 2018, we maintained a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.

Quarterly Results of Operations
The following table sets forth our unaudited quarterly consolidated statement of operations data for each of the eight quarters in the period ended January 31, 2020. The unaudited consolidated statement of operations data set forth below has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for the fair presentation of such data. Our historical results are not necessarily indicative of the results that may be expected in the future and the results for any quarter are not necessarily indicative of results to be expected for a full year or any other period. The following quarterly financial data should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this filing:

	Three Months Ended
	Jan 31, 2020	Oct 31, 2019	Jul 31, 2019	Apr 30, 2019	Jan 31, 2019	Oct 31, 2018	Jul 31, 2018	Apr 30, 2018

	(dollars in thousands)
Revenue:
Subscription	$54,559	$54,038	$50,647	$47,311	$44,956	$43,083	$40,877	$35,889
Professional services	15,834	17,784	19,086	16,798	18,382	18,273	16,970	16,559
Total revenue	70,393	71,822	69,733	64,109	63,338	61,356	57,847	52,448
Cost of revenue:
Subscription¹	14,447	13,858	12,798	11,933	11,720	10,987	10,421	9,865
Professional services¹	19,700	20,443	20,904	20,098	20,028	19,190	18,226	16,153
Total cost of revenue	34,147	34,301	33,702	32,031	31,748	30,177	28,647	26,018
Gross profit	36,246	37,521	36,031	32,078	31,590	31,179	29,200	26,430
Operating expenses:
Research and development¹	20,736	17,903	18,744	17,015	14,750	14,282	13,323	12,062
Sales and marketing¹	27,446	28,027	27,290	25,501	24,161	24,849	24,379	21,780
General and administrative¹	12,513	10,597	11,324	10,445	11,677	9,579	8,563	9,411
Total operating expenses	60,695	56,527	57,358	52,961	50,588	48,710	46,265	43,253
Loss from operations	(24,449)	(19,006)	(21,327)	(20,883)	(18,998)	(17,531)	(17,065)	(16,823)
Interest and other income (expense), net	418	1,190	569	535	801	633	(1,178)	(673)
Loss before income taxes	(24,031)	(17,816)	(20,758)	(20,348)	(18,197)	(16,898)	(18,243)	(17,496)
Income tax benefit (provision)	279	(421)	(55)	(244)	(986)	(326)	(302)	(293)
Net loss	$(23,752)	$(18,237)	$(20,813)	$(20,592)	$(19,183)	$(17,224)	$(18,545)	$(17,789)

(1)Includes stock-based compensation expense as follows:

	Three Months Ended
	Jan 31, 2020	Oct 31, 2019	Jul 31, 2019	Apr 30, 2019	Jan 31, 2019	Oct 31, 2018	Jul 31, 2018	Apr 30, 2018

	(in thousands)
Cost of subscription revenue	$785	$683	$811	$493	$656	$555	$433	$323
Cost of professional services revenue	2,108	1,814	1,984	1,359	1,785	1,685	1,399	1,031
Research and development	5,878	4,015	4,484	3,191	1,979	1,902	1,416	1,048
Sales and marketing	3,058	3,728	2,491	1,852	2,067	2,205	1,522	1,590
General and administrative	1,804	1,598	1,846	1,064	1,150	1,112	890	609
Total stock-based compensation expense	$13,633	$11,838	$11,616	$7,959	$7,637	$7,459	$5,660	$4,601

The following table sets forth our unaudited quarterly consolidated results of operations data for each of the periods indicated as a percentage of total revenue.

	Three Months Ended
	Jan 31, 2020	Oct 31, 2019	Jul 31, 2019	Apr 30, 2019	Jan 31, 2019	Oct 31, 2018	Jul 31, 2018	Apr 30, 2018
Revenue:
Subscription	78%	75%	73%	74%	71%	70%	71%	68%
Professional services	22	25	27	26	29	30	29	32
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue:
Subscription	21	19	18	19	19	18	18	19
Professional services	28	28	30	31	32	31	32	31
Total cost of revenue	49	48	48	50	50	49	50	50
Gross profit	51	52	52	50	50	51	50	50
Operating expenses:
Research and development	29	25	27	27	23	23	23	23
Sales and marketing	39	39	39	40	38	40	42	42
General and administrative	18	15	16	16	18	16	15	18
Total operating expenses	86	79	82	83	80	79	80	82
Loss from operations	(35)	(26)	(31)	(33)	(30)	(29)	(30)	(32)
Interest and other income (expense), net	1	2	1	1	1	1	(2)	(1)
Loss before income taxes	(34)	(25)	(30)	(32)	(29)	(28)	(32)	(33)
Income tax benefit (provision)	—	(1)	—	—	(2)	(1)	(1)	(1)
Net loss	(34)%	(25)%	(30)%	(32)%	(30)%	(28)%	(32)%	(34)%
 Note: Percentages in the table above may not sum due to rounding.
Quarterly Revenue Trends
Our quarterly subscription revenue increased sequentially in each of the periods presented primarily due to growth in our customer base and sales of increased volume and additional products to our existing customers. We have historically entered into more subscription agreements in the fourth quarter of our fiscal year, though this seasonality is sometimes not apparent in our subscription revenue because we recognize subscription revenue over the term of the contract.
Quarterly professional services revenue has seen quarterly fluctuations from our customers requiring additional services in connection with their adoption of Topic 606, implementation milestones, and the impact of the previously disclosed sales execution and product integration challenges. We expect to transition a portion of our professional services implementations to our strategic partners, including GSIs, and as a result we expect our professional services revenue to decrease over time, and may vary as a percentage of total revenue in the near term.

Quarterly Cost of Revenue and Gross Margin Trends
Our quarterly gross margin from subscription revenue has generally been consistent over the fiscal quarters presented. This reflects the growth in the number of customers and the cost of building out the infrastructure for migrating our data center to a fully serviced provider.
Our quarterly gross margin from professional services has generally decreased sequentially, primarily from headcount in anticipation of supporting customer deployments, some of which were not fully utilized due to the previously disclosed sales execution and product integration challenges. We intend to increase our utilization of external partners in the future to augment our implementation services, which may cause further fluctuation in our professional services revenue and related margins.
Quarterly Operating Expenses Trends
Total operating expenses have generally increased sequentially for the fiscal quarters presented, primarily due to the addition of personnel in connection with the expansion of our business. We also experienced increased facilities costs toward the latter half of fiscal 2020 as we moved to a larger headquarters facility in Redwood City, California.
Our sales and marketing expense increased primarily due to continued investment in expanding our customer acquisition and retention efforts. Our sales and marketing expense can also fluctuate between quarters due to the timing of our annual sales kick-off and our annual user conferences, which are typically held in the first and second quarter of the fiscal year, respectively.
Our research and development expense increased primarily due to our continued investment in technology, innovation, and new products.
Our general and administrative expense increased primarily due to higher headcount to support our growth and the additional costs associated with operating as a public company. In the fourth quarter of fiscal 2019, we donated $1.0 million of our Class A common stock to a charitable donor-advised fund, which increased general and administrative expense by that amount.
Impact of COVID-19 Pandemic
The extent of the impact of the current COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, impact on our customer, employee or industry events, and effect on our vendors, all of which are uncertain and cannot be predicted. For example, changes in how we and companies worldwide conduct business due to the current COVID-19 pandemic, including but not limited to restrictions on travel and in-person meetings, could affect services delivery, delay implementations, and interrupt sales activity for our products. In response to the COVID-19 pandemic, we have shifted certain of our customer events, such as Subscribed 2020 in the San Francisco Bay Area, to virtual-only experiences and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. As of the filing date of this Form 10-K, the extent to which COVID-19 may impact our financial condition or results of operations is uncertain. Due to our subscription-based business model, the effect of COVID-19 may not be fully reflected in our results of operations until future periods, if at all. See Part I, Item 1A. Risk Factors for additional information regarding potential risks to our business, financial condition and operating results related to the COVID-19 pandemic.

Liquidity and Capital Resources
As of January 31, 2020, we had cash and cash equivalents, and short-term investments of $171.9 million. Since inception, we have financed our operations primarily through the net proceeds we received through private sales of equity securities, payments received from customers for subscription and professional services, and borrowings from our Debt Agreement. Additionally, in April 2018, we completed our IPO, in which we issued and sold an aggregate of 12.7 million shares of Class A common stock at a price of $14.00 per share. We received aggregate net proceeds of $159.7 million from the IPO, after underwriting discounts and commissions and payments of offering costs.
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
Debt Agreement
See Note 10. Debt of the notes to our consolidated financial statements included in this Form 10-K for more information about our Debt Agreement.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Fiscal Year Ended January 31,
	2020	2019	2018

	(in thousands)
Net cash used in operating activities	$(3,590)	$(23,581)	$(24,776)
Net cash used in investing activities	(29,760)	(121,123)	(16,118)
Net cash provided by financing activities	17,980	161,362	15,415
Effect of exchange rates on cash and cash equivalents and restricted cash	(379)	3	960
Net (decrease) increase in cash and cash equivalents and restricted cash	$(15,749)	$16,661	$(24,519)
Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription and professional services. Our primary uses of cash in operating activities are for employee-related expenditures, marketing expenses, third-party consulting expenses, facilities costs and third-party hosting costs.
For fiscal 2020, net cash used in operating activities was $3.6 million, which consisted of a net loss of $83.4 million, reduced by non-cash adjustments of $80.5 million and increased by net cash outflows of $0.7 million from changes in our operating assets and liabilities. Non-cash adjustments primarily consisted of depreciation, amortization and accretion related to property and equipment, intangible assets and investments; stock-based compensation; provision for doubtful accounts; amortization of deferred commissions; and a reduction in the carrying amount of right-of-use (ROU) assets. Non-cash adjustments increased compared to last year primarily due to stock-based compensation which increased $19.7 million as a result of new equity grants and enrollments in our ESPP, and an $8.6 million reduction in carrying amount of ROU assets due to the adoption of Topic 842 in fiscal 2020.
Changes in operating assets and liabilities of $0.7 million were primarily due to $30.1 million of cash used related to increases in accounts receivable, prepaid expenses and other assets and deferred commissions; partially offset by $29.4 million of cash provided by increases in accounts payable, accrued liabilities, deferred revenue, and operating lease liabilities. Accounts receivable increased primarily due to increased subscription arrangements as many of our customers are invoiced in advance for annual subscriptions; deferred commissions and prepaid expenses and other assets increased due to growth in our business and the timing of billings and payments; deferred revenue increased due to growth in our business and the timing of collections mostly for fourth quarter billings; and operating lease liabilities increased due to the adoption of Topic 842, which included payments on the operating lease liabilities and receipt of $10.0 million in lease incentives.
For fiscal 2019, net cash used in operating activities was $23.6 million, which consisted of a net loss of $72.7 million, reduced by non-cash adjustments of $46.6 million and reduced by net cash inflows of $2.5 million provided by changes in our operating assets and liabilities. Non-cash adjustments, which primarily consisted of depreciation and amortization of property and equipment and intangible assets, stock-based compensation, provision for doubtful accounts and amortization of deferred commissions increased compared to the same period last year primarily as a result of growth in our business operations. The changes in operating assets and liabilities were primarily due to a $24.7 million increase in deferred revenue and a $10.8 million increase in accrued liabilities reflecting the growth in our business; partially offset by a $12.4 million increase in accounts receivable as an increasing number of customers are invoiced in advance for annual subscriptions, an increase in deferred commissions of $13.6 million, an increase in prepaid expenses and other assets of $5.8 million, and a decrease in accounts payable of $1.1 million related to growth in our business and the timing of payments.
For fiscal 2018, net cash used in operating activities was $24.8 million, which consisted of a net loss of $39.4 million, reduced by non-cash adjustments of $25.0 million and increased by net cash outflows of $10.4 million from changes in our operating assets and liabilities. Non-cash adjustments primarily consisted of depreciation and amortization of property and equipment and intangible assets, stock-based compensation, provision for doubtful accounts and amortization of deferred commissions. The changes in operating assets and liabilities were primarily due to an $18.0 million increase in deferred revenue, offset by a $21.0 million increase in accounts receivable, resulting primarily from increased subscription arrangements as a majority of our customers are invoiced in advance for annual subscriptions, and increased deferred commissions of $11.1 million. Additionally, the change in operating assets and liabilities was due to a decrease of $3.8 million in accounts payable and an increase of $3.2 million in prepaid expenses and other assets, offset by an increase of $10.7 million in accrued expenses and other liabilities.
Investing Activities
Net cash used in investing activities for fiscal 2020 was $29.8 million, primarily due to $184.6 million in purchases of short- term investments partially offset by $172.8 million in maturities of short-term investments, and $21.4 million in purchases of property and equipment, including purchases related to our new corporate headquarters and capitalized internal-use software.
Net cash used in investing activities for fiscal 2019 was $121.1 million, primarily due to $107.5 million in purchases of short-term investments and $13.4 million in purchases of property and equipment including capitalized internal-use software.
Net cash used in investing activities for fiscal 2018 was $16.1 million, primarily due to $11.4 million in cash paid to investors in connection with our acquisition of Leeyo and $4.7 million in purchases of property and equipment and capitalized internal-use software.
Financing Activities
Cash provided by financing activities for fiscal 2020 was $18.0 million, primarily due to $12.1 million in stock option exercise proceeds and $9.0 million in proceeds from issuance of common stock under the ESPP, partially offset by $3.0 million of debt payments.
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

Off-Balance Sheet Arrangements
As of January 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Obligations and Other Commitments
Our principal commitments consist of obligations under our operating leases for office space and our Debt Agreement. The following table summarizes our contractual obligations as of January 31, 2020 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations[1]	$88,456	$9,779	$26,010	$16,528	$36,139
Debt principal and interest[2]	11,132	4,822	6,310	—	—
Other contractual obligations[3]	8,638	8,638	—	—	—
	$108,226	$23,239	$32,320	$16,528	$36,139
_________________________________
(1)Consists of future non-cancelable minimum rental payments under operating leases for our offices including operating leases that have not yet commenced.
(2)Debt principal and interest includes amounts owed under our Debt Agreement with Silicon Valley Bank including principal, interest and a $0.2 million facility fee on the term loan. Interest payments were calculated using the applicable rate as of January 31, 2020. See Note 10. Debt of the notes to our consolidated financial statements included in this Form 10-K for more information about our Debt Agreement.
(3)Represents contractual obligations to make purchases, primarily related to cloud computing services from one of our vendors by September 30, 2020.
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us, or from data breaches or intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our consolidated balance sheets, consolidated statements of comprehensive loss, or consolidated statements of cash flows.
As of January 31, 2020, we had accrued liabilities related to uncertain tax positions, which are reflected in our consolidated balance sheets. These accrued liabilities are not reflected in the table above since it is unclear when these liabilities will be repaid.
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

Revenue Recognition
Adoption of Topic 606
Effective February 1, 2019, we adopted the provisions and expanded disclosure requirements of Topic 606 using the full retrospective method. Accordingly, the results for the prior comparable periods were adjusted to conform to the current period measurement and recognition of results.
The impact of Topic 606 on reported revenue results was not material. Topic 606, however, modified our revenue recognition policy in the following ways:
•Removal of the limitation on contingent revenue, which can result in revenue for certain multi-element customer contracts being recognized differently during the contract term;
•Allocation of discounts over the entire committed contract period, which have affected transactions where customer commitments increased or where discounts fluctuated over the contract term; and
•The treatment of revenue recognition related to on-premise term licenses. We have a limited number of on-premise term licenses. Under Topic 606, we recognize the revenue on these licenses when the software is delivered to the customer, which is typically at the beginning of the contract term. In the past we recognized revenue for on-premise term licenses ratably over the contract term.
Revenue Recognition Policy
We generate revenue primarily from two sources: (1) subscription services, which is comprised of revenue from subscription fees from customers accessing our cloud-based software; and (2) professional services and other revenue.
With the adoption of Topic 606, revenue is recognized upon satisfaction of performance obligations in an amount that reflects the consideration we expect to receive in exchange for those products or services.
We determine the amount of revenue to be recognized through application of the following steps:
◦Identification of the contract, or contracts with a customer;
◦Identification of the performance obligations in the contract;
◦Determination of the transaction price;
◦Allocation of the transaction price to the performance obligations in the contract; and
◦Recognition of revenue when or as we satisfy the performance obligations.
Our subscription service arrangements are typically non-cancelable for a pre-specified subscription term and do not typically contain refund-type provisions.
Subscription Services
Subscription services revenues are primarily comprised of fees that provide customers with access to our cloud-based software during the term of the arrangement. Cloud-based services typically allow customers to use our multi-tenant software without taking possession of the software. Revenue is generally recognized ratably over the contract term beginning on the commencement date of each contract, which is the date our cloud-based software is made available to customers.
On-Premise Arrangements
We inherited some legacy on-premise license arrangements in a prior acquisition. These licenses are primarily term based and bundled with related maintenance (PCS). Revenue for the software license is generally recognized at the beginning of the contract term and the PCS is recognized ratably over the contract term.
Subscription and on-premise license agreements generally have terms ranging from one to three years and are invoiced to customers annually or quarterly in advance upon execution of the contract or subsequent renewals. Amounts that have been invoiced are recorded in accounts receivable and in either deferred revenue or revenue in our consolidated financial statements, depending on whether the underlying performance obligation has been satisfied.
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
Contracts with Multiple Performance Obligations
We enter into contracts with our customers that often include cloud-based software subscriptions and professional services performance obligations. A performance obligation is a commitment in a contract with a customer to transfer products or services that are distinct. Determining whether products and services are distinct performance obligations that should be accounted for separately or combined as one unit of accounting may require significant judgment.
Our cloud-based software subscriptions are distinct as such services are often sold separately. In addition, our subscription services contracts can include multi-year agreements that include a fixed annual platform fee and a volume block usage fee that may vary based on permitted volume usage each year. To the extent that permitted volume usage each year is the same, we concluded that there is one multi-year stand-ready performance obligation. To the extent that permitted volume usage each year varies, we concluded that each year represents a distinct stand-ready performance obligations and we allocate the transaction price to the performance obligations on a relative standalone-selling price basis and revenue is recognized ratably over each year.
In determining whether professional services are distinct, we consider the following factors for each professional services agreement: availability of the services from other vendors, the nature of the professional services, the timing of when the professional services contract was signed in comparison to the cloud-based software, start date and the contractual dependence of the cloud-based software on the customer’s satisfaction with the professional services work. To date, we have concluded that all of the professional services included in contracts with multiple performance obligations are distinct.
We allocate the transaction price to each performance obligation on a relative standalone selling price (SSP) basis. The SSP is the estimated price at which we would sell a promised product or service separately to a customer. Judgment is required to determine the SSP for each distinct performance obligation.
We establish SSP for both our subscription services and professional services elements primarily by considering the actual sales prices of the element when sold on a stand-alone basis or when sold together with other elements. Our actual sales prices for subscription services and professional services for stand-alone sales do not typically vary from our prices for each element when sold together with other elements. When we are unable to rely on actual observable SSPs, we determine SSP based on inputs such as actual sales prices when sold together with other promised subscriptions or services and our overarching pricing objectives and strategies.
For further detail regarding our remaining performance obligations please refer to Note 11. Deferred Revenue and Performance Obligations of the notes to our consolidated financial statements for more information.
Recent Accounting Pronouncements
See “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements of our accompanying consolidated financial statements for more information.
Non-GAAP Financial Measures
To supplement our consolidated financial statements presented in accordance with U.S. GAAP, we monitor and consider non-GAAP loss from operations, free cash flow and Growth Efficiency Index (GEI). We believe our non-GAAP measures are useful in evaluating our operating performance. We use non-GAAP financial measures in conjunction with GAAP measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our Board of Directors concerning our financial performance. We believe our non-GAAP financial measures provide investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of our operating results. We also believe our non-GAAP financial measures are useful in evaluating our operating performance compared to that of other companies in our industry, as they generally eliminate the effects of certain items that may vary for different companies for reasons unrelated to overall operating performance.

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
•Charitable donations. We exclude expenses associated with the charitable donation of our common stock from certain of our non-GAAP financial measures. We believe that excluding this non-recurring and non-cash expense allows investors to make more meaningful comparisons between our operating results and those of other companies.
•Headquarter relocation costs. We exclude non-recurring costs associated with our new corporate headquarters. In January 2020, we incurred costs associated with water damage, net of insurance recovery, at our new headquarters in Redwood City, California, as well as costs to relocate our operations from offices previously located in San Mateo and San Jose, California. We believe that excluding these non-recurring costs allows investors to make more meaningful comparisons between our operating results and those of other companies due to the infrequent nature of these costs.

	For the Fiscal Year Ended January 31,
	2020	2019	2018

	(in thousands)
GAAP loss from operations	$(85,665)	$(70,417)	$(38,078)
Add:
Stock-based compensation expense	45,046	25,357	8,990
Amortization of acquired intangibles	1,776	2,250	2,056
Internal-use software	(1,946)	(962)	8
Charitable donation	—	1,000	—
New headquarters costs	482	—	—
Non-GAAP loss from operations	$(40,307)	$(42,772)	$(27,024)

Free Cash Flow
We define free cash flow as net cash used in operating activities, less cash used for purchases of property and equipment and the development of internal-use software. We exclude purchases of property and equipment from our free cash flow because we consider these capital expenditures to be a necessary component of our ongoing operations. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can possibly be used for investing in our business and strengthening our balance sheet, but it is not intended to represent the residual cash flow available for discretionary expenditures.

	For the Fiscal Year Ended January 31,
	2020	2019	2018

	(in thousands)
Net cash used in operating activities	$(3,590)	$(23,581)	$(24,776)
Less:
Purchases of property and equipment	(21,424)	(13,412)	(4,698)
Free cash flow	$(25,014)	$(36,993)	$(29,474)
Net cash used in investing activities	$(29,760)	$(121,123)	$(16,118)
Net cash provided by financing activities	$17,980	$161,362	$15,415
Growth Efficiency Index
We define Growth Efficiency Index (GEI) as the trailing 12-months sales and marketing expense, excluding trailing 12-months stock-based compensation expense, divided by the year-over-year increase in the trailing 12-month subscription revenue. We consider GEI as a metric of our operational efficiencies and believe GEI provides useful information to management and investors about how much sales and marketing expense we incur to attain new revenue. A lower GEI indicates lower sales and marketing spending to acquire incremental revenue and reflects increased operational efficiencies. Our GEI was 2.3 and 2.1 as of January 31, 2020 and 2019, respectively. We expect to experience fluctuations in GEI as we grow and scale our business.
The following table includes the information needed to reconcile GEI (dollars in thousands):

	As of January 31, 2020	As of January 31, 2019
GAAP sales and marketing expense	$108,264	$95,169
Less:
Stock-based compensation expense	(11,129)	(7,384)
New headquarters costs	(43)	—
Non-GAAP sales and marketing expense	$97,092	$87,785
Change in GAAP subscription revenue	$41,750	$42,323
GEI	2.3	2.1

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
Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Our sales are typically denominated in the local currency of the country in which the sale was made. The majority of our sales are made in the United States and those sales are denominated in U.S. dollars. Therefore, the portion of our revenue that is subject to significant foreign currency risk is lessened. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Europe, China, India, Japan, and Australia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. For fiscal 2020, 2019 and 2018, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our accompanying consolidated financial statements.
Interest Rate Risk
We had cash and cash equivalents and short-term investments of $171.9 million as of January 31, 2020. Our cash and cash equivalents and short-term investments are held for working capital purposes. We do not make investments for trading or speculative purposes. Additionally, under our Debt Agreement, we pay interest on any outstanding balances based on a variable market rate. A significant change in these market rates may adversely affect our operating results.
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
As of January 31, 2020, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents and short-term investments or interest owed on our outstanding debt. Fluctuations in the value of our cash equivalents and short-term investments caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities prior to maturity. In addition, a hypothetical 10% relative change in interest rates would not have had a material impact on our operating results for fiscal 2020.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Zuora, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Zuora, Inc. and subsidiaries (the Company) as of January 31, 2020 and 2019, the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Adoption of New Accounting Pronouncements

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue and sales commissions as of February 1, 2017 and leases as of February 1, 2019 due to the adoption of Topic 606, Revenue from Contracts with Customers (Topic 606), Subtopic 340-40, Other Assets and Deferred Contract Costs – Contracts with Customers, and Topic 842, Leases.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of performance obligations for certain customer contracts upon adoption of Topic 606

As discussed in Note 2 to the consolidated financial statements, the Company adopted Topic 606 on February 1, 2019. The Company applied the full retrospective method and recognized the cumulative effect of initially applying Topic 606 at the adoption date. With the adoption of Topic 606, revenue is recognized upon satisfaction of performance obligations in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Certain of the Company’s subscription services contracts include multi-year agreements with a fixed annual platform fee and a volume block usage fee that may vary based on permitted volume usage each year. To the extent permitted volume usage is the same each year, the Company has concluded that there is one multi-year stand-ready performance obligation. To the extent permitted volume usage varies each year, the Company has concluded that each year represents a distinct stand-ready performance obligation. The Company allocates the transaction price to the performance obligations on a relative standalone selling price (SSP) basis and revenue is recognized ratably over each year.

We identified the evaluation of performance obligations for certain customer contracts upon the Company’s adoption of Topic 606 as a critical audit matter. A high degree of auditor judgment was required in arrangements with varying permitted volume usage to determine that the nature of the Company’s promise to the customer is different each year.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s Topic 606 implementation process, including controls over the Company’s identification of performance obligations. We evaluated the nature of the promised services in the contract. We obtained an understanding of the promised services by inspecting a selection of underlying customer contracts, evaluating the Company’s list prices, inquiring with the Company's internal pricing team, and observing the functionality of the services, and compared our judgments to those made by the Company.

Evaluation of SSPs for subscription services and professional services performance obligations

As discussed in Note 2 to the consolidated financial statements, the Company recognized subscription revenue and professional services revenue of $206.6 million and $69.5 million, respectively, for the fiscal year ended January 31, 2020. The Company allocates the transaction price to each performance obligation on a relative SSP basis. The SSP is the estimated price at which the Company would sell a promised product or service separately to a customer. The Company establishes SSPs for its subscription services and professional services performance obligations primarily by considering the actual sales prices of the promised product or service when sold on a standalone basis. When the Company is unable to rely on actual observable SSPs, it estimates the SSP utilizing inputs such as actual sales prices when sold together with other promised goods or services and other factors such as its overarching pricing objectives and strategies.

We identified the evaluation of SSPs for subscription services and professional services performance obligations as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the Company’s inputs and factors used to estimate the SSPs, including sales prices for bundled arrangements, overarching pricing objectives and strategies, list prices, and historical sales of the deliverables.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s revenue process, including controls over the development of SSPs and the relevance and reliability of the underlying data. We compared a selection of historical sales information, including price and product category attributes, used by the Company to determine SSPs to underlying customer contracts. We compared the range of prices used to establish the SSPs to historical sales prices for bundled arrangements. We assessed the Company’s determination that bundled prices were indicative of SSP taking into consideration list prices, historical sales of the deliverables and pricing objectives and strategies. We interviewed the Company’s internal pricing team to obtain an understanding of the Company’s pricing objectives and strategies.

/s/ KPMG LLP

We have served as the Company’s auditor since 2011.

Santa Clara, CA
March 31, 2020

ZUORA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	January 31,
	2020	2019
		As Adjusted[1]
Assets
Current assets:
Cash and cash equivalents	$54,275	$67,940
Short-term investments	117,662	107,908
Accounts receivable, net of allowance for doubtful accounts of $2,943 and $2,522 as of January 31, 2020 and January 31, 2019, respectively	68,875	58,258
Restricted cash, current portion	—	400
Deferred commissions, current portion	9,585	8,616
Prepaid expenses and other current assets	16,387	14,632
Total current assets	266,784	257,754
Property and equipment, net	33,489	19,625
Restricted cash, net of current portion	—	1,684
Operating lease right-of-use assets[2]	54,286	—
Purchased intangibles, net	5,620	7,396
Deferred commissions, net of current portion	19,591	18,664
Goodwill	17,632	17,632
Other assets	4,825	3,292
Total assets	$402,227	$326,047
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,098	$1,512
Accrued expenses and other current liabilities	17,731	14,210
Accrued employee liabilities	24,193	22,603
Debt, current portion	4,432	2,963
Deferred revenue, current portion	111,411	86,784
Operating lease liabilities, current portion[2]	5,755	—
Total current liabilities	165,620	128,072
Debt, net of current portion	6,094	10,494
Deferred revenue, net of current portion	1,007	112
Operating lease liabilities, net of current portion[2]	62,307	—
Deferred tax liabilities	1,569	1,877
Other long-term liabilities	971	3,678
Total liabilities	237,568	144,233
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A common stock - $0.0001 par value; 500,000 shares authorized, 97,134 and 77,119 shares issued and outstanding as of January 31, 2020 and 2019, respectively.	10	8
Class B common stock - $0.0001 par value; 500,000 shares authorized, 17,348 and 32,575 shares issued and outstanding as of January 31, 2020 and 2019, respectively.	2	3
Additional paid-in capital	555,307	488,776
Accumulated other comprehensive income	188	481
Accumulated deficit	(390,848)	(307,454)
Total stockholders’ equity	164,659	181,814
Total liabilities and stockholders’ equity	$402,227	$326,047
(1) See Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements for a summary of adjustments related to the adoption of Topic 606.

(2) Effective February 1, 2019, the Company adopted Topic 842 using the modified retrospective approach. Under the modified retrospective approach, the comparative information has not been restated and continues to be reported under the accounting standards in effect for that period. See Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements for a summary of adjustments related to the adoption of Topic 842.
See notes to consolidated financial statements.

ZUORA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share data)

	Fiscal Year Ended January 31,
	2020	2019	2018
		As Adjusted[1]	As Adjusted[1]
Revenue:
Subscription	$206,555	$164,805	$122,482
Professional services	69,502	70,184	48,624
Total revenue	276,057	234,989	171,106
Cost of revenue:
Subscription	53,036	42,993	31,077
Professional services	81,145	73,597	48,829
Total cost of revenue	134,181	116,590	79,906
Gross profit	141,876	118,399	91,200
Operating expenses:
Research and development	74,398	54,417	38,639
Sales and marketing	108,264	95,169	68,067
General and administrative	44,879	39,230	22,572
Total operating expenses	227,541	188,816	129,278
Loss from operations	(85,665)	(70,417)	(38,078)
Interest and other income (expense), net	2,712	(417)	252
Loss before income taxes	(82,953)	(70,834)	(37,826)
Income tax provision	(441)	(1,907)	(1,551)
Net loss	(83,394)	(72,741)	(39,377)
Comprehensive loss:
Foreign currency translation adjustment	(379)	3	960
Unrealized gain on available-for-sale securities, net of tax	86	7	—
Comprehensive loss	$(83,687)	$(72,731)	$(38,417)
Net loss per share, basic and diluted	$(0.75)	$(0.80)	$(1.48)
Weighted-average shares outstanding used in calculating net loss per share, basic and diluted	111,122	91,267	26,563
(1) See Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements for a summary of adjustments related to the adoption of Topic 606.
See notes to consolidated financial statements.

ZUORA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

									Accumulated		Total
	Convertible		Class A		Class B		Additional	Related	Other	Accumulated	Stockholders'
	Preferred Stock		Common Stock		Common Stock		Paid-in	Party	Comprehensive	Deficit	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	(Loss) Income	As Adjusted[1]	As Adjusted[1]
Balance, January 31, 2017	61,984	$6	—	$—	24,635	$3	$266,990	$—	$(489)	$(195,336)	$71,174
Stock-based compensation	—	—	—	—	—	—	8,990	—	—	—	8,990
Vesting of early exercised stock options	—	—	—	—	—	—	734	—	—	—	734
Issuance of common stock upon exercise of stock options	—	—	—	—	1,903	—	3,483	—	—	—	3,483
Issuance of common stock in connection with acquisition	—	—	—	—	3,986	—	5,955	—	—	—	5,955
Other comprehensive income	—	—	—	—	—	—	—	—	960	—	960
Related party notes receivable	—	—	—	—	—	—	—	(1,281)	—	—	(1,281)
Net loss	—	—	—	—	—	—	—	—	—	(39,377)	(39,377)
Balance, January 31, 2018	61,984	$6	—	$—	30,524	$3	$286,152	$(1,281)	$471	$(234,713)	$50,638
Conversion of convertible preferred stock to common stock in connection with initial public offering	(61,984)	(6)	—	—	61,984	6	—	—	—	—	—
Conversion of Class B common stock to Class A common stock	—	—	63,469	7	(63,469)	(7)	—	—	—	—	—
Issuance of common stock in connection with initial public offering, net of underwriting discounts and issuance costs	—	—	12,650	1	—	—	159,456	—	—	—	159,457
Issuance of common stock upon exercise of stock options	—	—	369	—	3,271	1	9,394	—	—	—	9,395
Lapse of restrictions on common stock related to early exercise of stock options	—	—	—	—	—	—	2,088	—	—	—	2,088
Related party notes receivable	—	—	—	—	—	—	—	1,281	—	—	1,281
RSU releases	—	—	138	—	265	—	—	—	—	—	—
Purchases of common stock under the ESPP	—	—	446	—	—	—	5,329	—	—	—	5,329
Charitable donation of stock	—	—	47	—	—	—	1,000	—	—	—	1,000
Stock-based compensation	—	—	—	—	—	—	25,357	—	—	—	25,357
Other comprehensive income	—	—	—	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	—	—	—	(72,741)	(72,741)
Balance, January 31, 2019	—	$—	77,119	$8	32,575	$3	$488,776	$—	$481	$(307,454)	$181,814
Conversion of Class B common stock to Class A common stock	—	—	18,398	1	(18,398)	(1)	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	(25)	—	2,980	—	12,055	—	—	—	12,055

Lapse of restrictions on common stock related to early exercise of stock options	—	—	—	—	—	—	412	—	—	—	412
RSU releases	—	—	893	—	191	—	—	—	—	—	—
Purchases of common stock under the ESPP	—	—	749	1	—	—	8,980	—	—	—	8,981
Stock-based compensation	—	—	—	—	—	—	45,046	—	—	—	45,046
Deferred offering costs	—	—	—	—	—	—	38	—	—	—	38
Other comprehensive loss	—	—	—	—	—	—	—	—	(293)	—	(293)
Net loss	—	—	—	—	—	—	—	—	—	(83,394)	(83,394)
Balance, January 31, 2020	—	$—	97,134	$10	17,348	$2	$555,307	$—	$188	$(390,848)	$164,659
(1) See Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements for a summary of adjustments related to the adoption of Topic 606. The cumulative effect adjustment to Accumulated Deficit and Total Stockholders' Equity related to the adoption of Topic 606 as of January 31, 2017 was a credit of $16.2 million primarily related to deferred commissions.
See notes to consolidated financial statements.

ZUORA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended January 31,
	2020	2019	2018
		As Adjusted[1]	As Adjusted[1]
Cash flows from operating activities:
Net loss	$(83,394)	$(72,741)	$(39,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	11,866	8,228	6,550
Stock-based compensation	45,046	25,357	8,990
Provision for doubtful accounts	3,887	3,949	3,306
Donation of common stock to charitable foundation	—	1,000	—
Amortization of deferred commissions	9,515	7,959	6,118
Reduction in carrying amount of right-of-use assets[2]	8,584	—	—
Other	1,643	147	—
Changes in operating assets and liabilities:
Accounts receivable	(14,504)	(12,443)	(20,983)
Prepaid expenses and other assets	(4,180)	(5,825)	(3,194)
Deferred commissions	(11,411)	(13,556)	(11,137)
Accounts payable	417	(1,103)	(3,774)
Accrued expenses and other liabilities	627	5,856	4,387
Accrued employee liabilities	1,590	4,902	6,371
Deferred revenue	25,522	24,689	17,967
Operating lease liabilities[2]	1,202	—	—
Net cash used in operating activities	(3,590)	(23,581)	(24,776)
Cash flows from investing activities:
Purchases of property and equipment	(21,424)	(13,412)	(4,698)
Purchases of short-term investments	(184,633)	(107,464)	—
Sales of short-term investments	3,497	—	—
Maturities of short-term investments	172,800	—	—
Business combination, net of cash acquired	—	(247)	(11,420)
Net cash used in investing activities	(29,760)	(121,123)	(16,118)
Cash flows from financing activities:
Payments under capital leases	—	(3,623)	(2,081)
Proceeds from issuance of common stock upon exercise of stock options	12,079	11,481	4,453
Repurchases of unvested common stock	(119)	(18)	(2)
Payments of offering costs	—	(4,399)	(643)
Proceeds of issuance of common stock under employee stock purchase plan	8,980	5,329	—
Proceeds from initial public offering, net of underwriters’ discounts and commissions	—	164,703	—
Payments under related party notes receivable	—	(4,344)	(1,281)
Repayments of related party notes receivable	—	5,625	—
Principal payments on long-term debt	(2,960)	(834)	—
Payments related to business combination	—	(12,558)	—
Proceeds from long-term debt, net of issuance costs	—	—	14,969
Net cash provided by financing activities	17,980	161,362	15,415
Effect of exchange rates on cash and cash equivalents and restricted cash	(379)	3	960
Net (decrease) increase in cash and cash equivalents and restricted cash	(15,749)	16,661	(24,519)
Cash and cash equivalents and restricted cash, beginning of year	70,024	53,363	77,882
Cash and cash equivalents and restricted cash, end of year	$54,275	$70,024	$53,363
Supplemental disclosure of cash flow information:
Cash paid for interest	$595	$963	$421

Cash paid for tax	$836	$755	$952
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$—	$—	$644
Lapse in restrictions on early exercised common stock options	$412	$2,088	$734
Property and equipment purchases accrued or in accounts payable	$3,611	$307	$171
Deferred offering costs payable or accrued but not paid	$—	$210	$1,817
Accrued acquisition-related payments	$—	$—	$12,558
Accrued interest on related party notes receivable	$—	$—	$5
Reconciliation of cash and cash equivalents and restricted cash within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows above:
Cash and cash equivalents	$54,275	$67,940	$48,208
Restricted cash, current	—	400	—
Restricted cash, net of current portion	—	1,684	5,155
Total cash and cash equivalents and restricted cash	$54,275	$70,024	$53,363
(1) See Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements for a summary of adjustments related to the adoption of Topic 606.
(2) Effective February 1, 2019, the Company adopted Topic 842 using the modified retrospective approach. Under the modified retrospective approach, the comparative information has not been restated and continues to be reported under the accounting standards in effect for that period. See Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements for a summary of adjustments related to the adoption of Topic 842.
See notes to consolidated financial statements.

ZUORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Overview and Basis of Presentation
Description of Business
Zuora, Inc. was incorporated in the state of Delaware in 2006 and began operations in 2007. Zuora's fiscal year ends on January 31. Zuora is headquartered in Redwood City, California.
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
Under the Jumpstart Our Business Startups Act (JOBS Act), the Company was an “emerging growth company” (EGC) and had elected to use the extended transition period for complying with new or revised accounting standards under the JOBS Act. Effective January 31, 2020, the Company lost its EGC status upon becoming a large accelerated filer.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP principles requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, as well as reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates. The Company’s most significant estimates and assumptions are related to revenue recognition with respect to the determination of the relative standalone selling prices for the Company’s services; the expected period of benefit over which deferred commissions are amortized; determination of the fair value of the Company’s common stock for valuation of the Company’s stock-based awards issued prior to the completion of the IPO; valuation of the Company’s stock-based awards; estimates of allowance for doubtful accounts; estimates of the fair value of goodwill, intangible assets and other long-lived assets; and the valuation of deferred income tax assets and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ materially from these estimates under different assumptions or conditions.

Foreign Currency
The functional currencies of the Company’s foreign subsidiaries are the respective local currencies. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income within the Company's consolidated balance sheets. Foreign currency transaction gains and losses are included in interest and other income (expense), net in the consolidated statements of comprehensive loss and were not material for fiscal 2020, 2019 and 2018. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average exchange rate during the period, and equity balances are translated using historical exchange rates.
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
Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Adoption of Topic 606
Effective February 1, 2019, the Company adopted the provisions and expanded disclosure requirements of Topic 606 using the full retrospective method. Accordingly, the results for fiscal 2019 and 2018 were adjusted to conform to the current period measurement and recognition of results.
The impact of Topic 606 adoption included recognizing deferred commissions on the Company's consolidated balance sheets. The impact on reported revenue results was not material. Topic 606, however, modified the Company's revenue recognition policy in the following ways:
•Removal of the limitation on contingent revenue, which can result in revenue for certain multi-element customer contracts being recognized differently;
•Allocation of discounts over the entire committed contract period, which may affect transactions where customer performance obligations with discounts outside of SSP fluctuated over the contract term; and
•The treatment of revenue recognition related to on-premise term licenses. The Company has a limited number of on-premise term licenses. Under Topic 606, the Company recognize the majority of revenue on these licenses when the software is delivered to the customer, which is typically at the beginning of the contract term. In the past the Company recognized revenue for on-premise term licenses ratably over the contract term.
The adoption did not have a significant impact on the Company's consolidated statements of cash flows.
Adoption of Topic 842
On February 1, 2019, the Company adopted the provisions and expanded disclosure requirements of Topic 842 using the modified retrospective approach. Accordingly, the results for fiscal 2019 and 2018 were not adjusted and are presented under the prior standard.
Adopting Topic 842 had a material impact on the Company's consolidated balance sheets for the recognition of right-of-use (ROU) assets and lease liabilities related to operating leases. The adoption did not have a significant impact on the Company's consolidated statement of comprehensive loss or cash flows.
The adoption of this new standard at February 1, 2019 resulted in the following changes:
•the recognition of ROU assets for operating leases of $24.8 million; and
•the recognition of lease liabilities for operating leases of $27.0 million.
The ROU assets are presented net of deferred rent liabilities of $2.2 million upon adoption.

Revenue Recognition Policy
The Company generates revenue primarily from two sources: (1) subscription services, which is comprised of revenue from subscription fees from customers accessing its cloud-based software; and (2) professional services and other revenue.
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
◦Allocation of the transaction price to the performance obligations in the contract; and
◦Recognition of revenue when or as we satisfy the performance obligations.
The Company's subscription service arrangements are typically non-cancelable for a pre-specified subscription term and do not typically contain refund-type provisions.
Subscription Services
Subscription services revenues are primarily comprised of fees that provide customers with access to our cloud-based software during the term of the arrangement. Cloud-based services typically allow customers to use our multi-tenant software without taking possession of the software. Revenue is generally recognized ratably over the contract term beginning on the commencement date of each contract, which is the date our cloud-based software is made available to customers. The company generally invoices for subscription services annually or quarterly in advance of services being performed.
On-Premise Arrangements
The Company inherited some legacy on-premise license arrangements when it acquired a business in fiscal 2018. These licenses are primarily term based and bundled with related maintenance (PCS). Revenue for the software license is generally recognized at the beginning of the contract term and the PCS is recognized ratably over the contract term.
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
Professional Services and Other Revenue
Professional services revenue consists of fees for services related to helping the Company's customers deploy, configure, and optimize the use of our solutions. These services include system integration, data migration, process enhancement, and training. Professional services projects generally take three to twelve months to complete. Once the contract is signed, the Company generally invoices for professional services on a time and materials basis, although it occasionally engages in fixed-price service engagements and invoices for those based upon agreed milestone payments. The Company recognizes revenue as services are performed for time and materials engagements and on a proportional performance method as the services are performed for fixed fee engagements. Training revenues are recognized as the services are performed.
Contracts with Multiple Performance Obligations
The Company enters into contracts with its customers that often include cloud-based software subscriptions and professional services performance obligations. A performance obligation is a commitment in a contract with a customer to transfer products or services that are distinct. Determining whether products and services are distinct performance obligations that should be accounted for separately or combined as one unit of accounting may require judgment.
The Company's cloud-based software subscriptions are distinct as such services are often sold separately. In addition, the Company’s subscription services contracts can include multi-year agreements that include a fixed annual platform fee and a volume block usage fee that may vary based on permitted volume usage each year. To the extent that permitted volume usage each year is the same, the Company has concluded that there is one multi-year stand-ready performance obligation. To the extent that permitted volume usage each year varies, the Company has concluded that each year represents a distinct stand-ready performance obligations and the Company allocates the transaction price to the performance obligations on a relative standalone-selling price basis and revenue is recognized ratably over each year.
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
The Company establishes SSP for both our subscription services and professional services elements primarily by considering the actual sales prices of the element when sold on a stand-alone basis or when sold together with other elements. If the Company is unable to rely on actual observable sales inputs, the Company would determine SSP based on inputs such as actual sales prices when sold together with other promised subscriptions or services and other factors such as our overarching pricing objectives and strategies,
Deferred Commissions
The adoption of Topic 606 resulted in a significant change to the method in which the Company accounts for commissions expenses. The Company now capitalizes sales commission expenses and associated payroll taxes paid to internal sales personnel that are incremental to obtaining customer contracts. These costs are deferred and then amortized over the expected period of benefit, which is estimated to be five years. The Company has determined the period of benefit taking into consideration several factors including the expected subscription term and expected renewals of its customer contracts, the duration of its relationships with its customers, and the life of its technology. Amortization expense is included in Sales and marketing in the accompanying consolidated statements of comprehensive loss.
Contract Assets
Subscription services revenue is generally recognized ratably over the contract term beginning on the commencement date of each contract. Under Topic 606, the timing and amount of revenue recognition may differ in certain situations from the revenue recognized under previous accounting guidance, which included a contingent revenue rule that limited subscription revenue to the customer invoice amount for the period of service (collectively billings). Under Topic 606, the Company records a contract asset when revenue recognized on a contract exceeds the billings for the period. Contract assets are included in Prepaid expenses and other current assets and Other assets in the Company's consolidated balance sheets. The total value of the Company's contract assets was $2.8 million and $4.2 million as of January 31, 2020 and 2019, respectively.
For further detail regarding the Company's remaining performance obligations please refer to Note 11. Deferred Revenue and Performance Obligations.
Cost of Revenue
Cost of subscription revenue primarily consists of costs relating to the hosting of the Company’s cloud-based software platform, including salaries and benefits of technical operations and support personnel, data communications costs, allocated overhead and property and equipment depreciation, amortization of internal-use software and purchased intangibles and the reduction in the carrying amount of ROU assets.
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

Concentrations of Credit Risk and Significant Clients and Suppliers
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company deposits its cash and short-term investments primarily with one financial institution and, accordingly, such deposits regularly exceed federally insured limits.
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
The Company may sell its short-term investments at any time, without significant penalty, for use in current operations or for other purposes, even if they have not yet reached maturity. As a result, the Company has classified its investments, including any securities with maturities beyond 12 months, as current assets in the accompanying consolidated balance sheets as of January 31, 2020. Securities with original or remaining maturities of three months or less on the purchase date are considered to be cash equivalents and are reflected in cash and cash equivalents in the accompanying consolidated balance sheets as of January 31, 2020 and 2019.
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

The allowance for doubtful accounts consists of the following activity (in thousands):

	Fiscal Year Ended January 31,
	2020	2019
Allowance for doubtful accounts, beginning balance	$2,522	$3,292
Additions:
Charged to revenue	3,887	3,949
Charged to deferred revenue	2,092	4,719
Deductions:
Write-offs to revenue	(4,634)	(4,253)
Write-offs to deferred revenue	(924)	(5,185)
Allowance for doubtful accounts, ending balance	$2,943	$2,522
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
Goodwill, Acquired Intangible Assets, and Impairment Assessment of Long-Lived Assets
Goodwill. Goodwill represents the excess purchase consideration of an acquired business over the fair value of the net tangible and identifiable intangible assets. Goodwill is evaluated for impairment annually on December 1, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate or a significant decrease in expected cash flows. An impairment loss is recognized to the extent that the carrying amount exceeds the reporting unit’s fair value, not to exceed the carrying amount of goodwill. The Company has the option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount and determine whether further action is needed. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative impairment test is unnecessary. No impairment charges were recorded during fiscal 2020, 2019 or 2018.
Acquired Intangible Assets. Acquired intangible assets consist of developed technology, customer relationships, and a trade name, resulting from the Company’s acquisitions. Acquired intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated useful lives on a straight-line basis.
Impairment of Long-Lived Assets. The carrying amounts of long-lived assets, including property and equipment, capitalized internal-use software, acquired intangible assets and ROU assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future undiscounted net cash flows the asset is expected to generate over its remaining life. If the asset is determined to be impaired, the amount of any impairment recognized is measured as the difference between the carrying value and the fair value of the impaired asset. If the useful life is shorter than originally estimated, the Company amortizes the remaining carrying value over the new shorter useful life. There were no material impairments recognized for fiscal 2020, 2019 or 2018.

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
Stock-Based Compensation
The Company measures its employee and director stock-based compensation awards, including purchase rights issued under the ESPP, based on the award's estimated fair value on the date of grant. Expense associated with these awards is recognized using the straight-line attribution method over the requisite service period for stock options, RSUs and restricted stock; and over the offering period for the purchase rights issued under the ESPP, and is reported in the Company's consolidated statements of comprehensive loss.
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
The assumptions and estimates for valuing stock options are as follows:
•Fair value per share of Company’s common stock. Prior to the IPO, because there was no public market for the Company’s common stock, the Company’s Board of Directors, with the assistance of a third-party valuation specialist, determined the common stock fair value at the time of the grant of stock options by considering a number of objective and subjective factors, including the Company’s actual operating and financial performance, market conditions and performance of comparable publicly traded companies, developments and milestones in the Company, the likelihood of achieving a liquidity event, and transactions involving the Company’s common stock, among other factors. After the IPO, the Company used the publicly quoted price of its common stock as reported on the New York Stock Exchange as the fair value of its common stock.
•Expected volatility. The Company determines the expected volatility based on historical average volatilities of similar publicly traded companies corresponding to the expected term of the awards.
•Expected term. The Company determines the expected term of awards which contain only service conditions using the simplified approach, in which the expected term of an award is presumed to be the mid-point between the vesting date and the expiration date of the award, as the Company does not have sufficient historical data relating to stock-option exercises.
•Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect during the period the options were granted corresponding to the expected term of the awards.
•Estimated dividend yield. The estimated dividend yield is zero, as the Company does not currently intend to declare dividends in the foreseeable future.
Net Loss per Share
Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Options subject to early exercise that are exercised prior to vesting are excluded from the computation of weighted-average number of shares of common stock outstanding until such shares have vested. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period increased by giving effect to all potentially dilutive securities to the extent they are dilutive.
Leases
The Company determines if a contract is a lease or contains a lease at the inception of the contract and reassesses that conclusion if the contract is modified. All leases are assessed for classification as an operating lease or a finance lease. Operating lease ROU assets are presented separately in the Company's consolidated balance sheet. Operating lease liabilities are also presented separately as current and non-current liabilities in the Company's consolidated balance sheet. The Company does not have any finance lease ROU assets or liabilities. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. The Company does not obtain and control its right to use the identified asset until the lease commencement date.
The Company’s lease liabilities are recognized at the applicable lease commencement date based on the present value of the lease payments required to be paid over the lease term. When the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate to discount the lease payments to present value. The estimated incremental borrowing rate is derived from information available at the lease commencement date and factors in a hypothetical interest rate on a collateralized basis with similar terms, payments and economic environments. The Company's ROU assets are also recognized at the applicable lease commencement date. The ROU asset equals the carrying amount of the related lease liability, adjusted for any lease payments made prior to lease commencement, minus any lease incentives received, and any direct costs incurred by the lessee. Any variable lease payments are expensed as incurred and do not factor into the measurement of the applicable ROU asset or lease liability.
The term of the Company's leases equals the non-cancellable period of the lease, including any rent-free periods provided by the lessor, and also includes options to renew or extend the lease (including by not terminating the lease) that the Company is reasonably certain to exercise. The Company establishes the term of each lease at lease commencement and reassesses that term in subsequent periods when one of the triggering events outlined in Topic 842 occurs. Operating lease cost for lease payments is recognized on a straight-line basis over the lease term.
The Company's lease contracts often include lease and non-lease components. The Company has elected the practical expedient offered by the standard to not separate lease from non-lease components for its facilities leases and accounts for them as a single lease component.
The Company has elected not to recognize ROU assets and lease liabilities for leases with a term of twelve months or less. Lease cost for these short-term leases is recognized on a straight-line basis over the lease term.
Recent Accounting Pronouncements—Not Yet Adopted
Effective January 31, 2020, the Company no longer qualifies as an EGC under the JOBS Act and therefore the expected adoption dates for the ASUs discussed below reflect the public business entity effective dates.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method rather than the incurred loss model for recognizing credit losses. Additionally, any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. The Company is required to adopt ASU 2016-13 beginning February 1, 2020. The Company is currently evaluating the impact of adopting this standard and does not expect the adoption to have a significant impact on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which amends ASC 820, Fair Value Measurement. The standard no longer requires disclosure of the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted-average used to develop significant unobservable inputs for Level 3 fair value measurements. The Company is required to adopt ASU 2018-13 beginning February 1, 2020. The Company is currently evaluating the impact of adopting this standard and does not expect the adoption to have a significant impact on its consolidated financial statements as we do not currently have any Level 3 instruments.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company is required to adopt ASU 2018-15 beginning February 1, 2020. The Company is currently evaluating the impact of adopting this standard and does not expect the adoption to have a significant impact on its consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies accounting for income taxes by revising or clarifying existing guidance in ASC 740, Income Taxes, as well as removing certain exceptions within ASC 740. The guidance is effective for the Company on February 1, 2021 with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.
Recent Accounting Pronouncements—Adopted in Fiscal 2020
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and has modified the standard thereafter. This standard replaces existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. ASU No. 2014-09 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. Collectively, the Company refers to ASU No. 2014-09 and Subtopic 340-40 as "Topic 606." The Company adopted Topic 606, effective February 1, 2019, using the full retrospective method of transition.

The adoption of Topic 606 had a significant impact on our sales and marketing expenses due to the capitalization of commissions, had a minimal impact on total revenue for the years presented and did not have a significant impact on U.S. taxes due to the full valuation allowance against the deferred tax asset. However, the deferral of incremental commissions for foreign employees increased foreign deferred tax liabilities which will be realized over the period of the deferred commission amortization.
The adoption of Topic 606 required us to record a contract asset related to certain transactions acquired as part of the acquisition of Leeyo in the second quarter of fiscal 2018. The creation of this new contract asset affected the valuation of customer relationships intangibles recorded at the time of the acquisition. Consequently, we reduced the value of the customer intangible and decreased goodwill in the Company's consolidated balance sheets as of January 31, 2018 as a result of the adoption of Topic 606.
The following table summarizes the adjustments on affected line items of the Company's consolidated balance sheets resulting from the adoption of Topic 606 (in thousands):

	January 31, 2019
	As Reported Under ASC 605	Topic 606 Adjustment	As Adjusted Under Topic 606
Assets
Deferred commissions, current portion	$—	$8,616	$8,616
Prepaid expenses and other current assets[1]	10,414	4,218	14,632
Deferred commissions, net of current portion	—	18,664	18,664
Purchased intangibles, net	9,042	(1,646)	7,396
Goodwill	20,861	(3,229)	17,632
Liabilities
Deferred revenue, current portion	90,565	(3,781)	86,784
Deferred revenue, net of current portion	406	(294)	112
Deferred tax liabilities	—	1,877	1,877
Equity
Accumulated deficit	(336,275)	28,821	(307,454)
(1) Prepaid expenses and other current assets includes the impact of contract assets.
The following tables summarize the adjustments on affected line items of the adjusted consolidated statements of comprehensive loss resulting from the adoption of Topic 606 (in thousands, except per share data):

	Year Ended January 31, 2019
	As Reported Under ASC 605	Topic 606 Adjustment	As Adjusted Under Topic 606
Revenue
Subscription	$168,798	$(3,993)	$164,805
Professional services	66,398	3,786	70,184
Total revenues	235,196	(207)	234,989
Gross profit	118,606	(207)	118,399
Sales and marketing	100,766	(5,597)	95,169
Total operating expenses	194,413	(5,597)	188,816
Loss from operations	(75,807)	5,390	(70,417)
Loss before income taxes	(76,224)	5,390	(70,834)
Income tax provision	(1,366)	(541)	(1,907)
Net loss	(77,590)	4,849	(72,741)
Comprehensive loss	(77,580)	4,849	(72,731)
Net loss per share, basic and diluted	(0.85)	0.05	(0.80)

	Year Ended January 31, 2018
	As Reported Under ASC 605	Topic 606 Adjustment	As Adjusted Under Topic 606
Revenue
Subscription	$120,373	$2,109	$122,482
Professional services	47,553	1,071	48,624
Total revenues	167,926	3,180	171,106
Gross profit	88,020	3,180	91,200
Sales and marketing	73,087	(5,020)	68,067
Total operating expenses	134,298	(5,020)	129,278
Loss from operations	(46,278)	8,200	(38,078)
Loss before income taxes	(46,026)	8,200	(37,826)
Income tax provision	(1,129)	(422)	(1,551)
Net loss	(47,155)	7,778	(39,377)
Comprehensive loss	(46,195)	7,778	(38,417)
Net loss per share, basic and diluted	(1.78)	0.29	(1.48)
On February 1, 2019, the Company adopted FASB ASU No. 2016-02, Leases (Topic 842), which supersedes the guidance in ASC 840, Leases, and requires recognition of ROU assets and lease liabilities on the Company's consolidated balance sheets. The Company adopted ASU 2016-02 using the modified retrospective approach as of the effective date. As a result, the Company was not required to adjust its comparative period financial information for effects of adopting the new standard or make the new required lease disclosures for periods before the adoption date. The Company elected the package of practical expedients which allowed the Company not to reassess (1) whether existing or expired contracts, as of the adoption date, contain leases, (2) the lease classification for existing leases, and (3) whether existing initial direct costs meet the new definition. The Company also elected the practical expedient to not separate lease and non-lease components for its leases, and to not recognize ROU assets and liabilities for short-term leases.
The following tables summarize the adjustments on affected line items of the Company's interim unaudited condensed consolidated balance sheets resulting from the adoption of Topic 842 (in thousands):

	April 30, 2019
	As Reported Under ASC 840	Topic 842 Adjustments	As Adjusted Under Topic 842
Assets
Prepaid expenses and other current assets	$15,734	$(780)	$14,954
Operating lease right-of-use assets	—	23,649	23,649
Liabilities
Accrued expenses and other current liabilities	$13,978	$(445)	$13,533
Operating lease liabilities, current portion	—	6,664	6,664
Operating lease liabilities, net of current portion	—	19,078	19,078
Other long-term liabilities	3,452	(2,428)	1,024

	July 31, 2019
	As Reported Under ASC 840	Topic 842 Adjustments	As Adjusted Under Topic 842
Assets
Prepaid expenses and other current assets	$15,331	$(913)	$14,418
Operating lease right-of-use assets	—	58,548	58,548
Liabilities
Accrued expenses and other current liabilities	$13,774	$(453)	$13,321
Operating lease liabilities, current portion	—	6,079	6,079
Operating lease liabilities, net of current portion	—	54,311	54,311
Other long-term liabilities	3,298	(2,302)	996

	October 31, 2019
	As Reported Under ASC 840	Topic 842 Adjustments	As Adjusted Under Topic 842
Assets
Prepaid expenses and other current assets	$16,157	$(738)	$15,419
Operating lease right-of-use assets	—	56,126	56,126
Liabilities
Accrued expenses and other current liabilities	$17,158	$(448)	$16,710
Operating lease liabilities, current portion	—	5,734	5,734
Operating lease liabilities, net of current portion	—	58,837	58,837
Other long-term liabilities	9,712	(8,735)	977
The adoption of Topic 842 did not have an impact on cash provided by or used in operating, investing, or financing activities or on the Company’s consolidated statement of comprehensive loss.
Note 3. Investments
The amortized costs, unrealized gains and losses and estimated fair values of the Company’s short-term investments as of January 31, 2020 were as follows (in thousands):

	As of January 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$34,053	$41	$—	$34,094
Corporate bonds	45,601	81	—	45,682
Commercial paper	37,886	—	—	37,886
Total short-term investments	$117,540	$122	$—	$117,662

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
There were no material realized gains or losses from sales of marketable securities that were reclassified out of accumulated other comprehensive income into investment income during fiscal 2020 and 2019. The Company does not believe that any unrealized losses represent other-than-temporary impairments based on its evaluation of available evidence. All securities had stated effective maturities of less than two years as of January 31, 2020.
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
The following tables summarize the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis (in thousands):

	As of January 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$37,906	$—	$—	$37,906
Short-term investments:
U.S. government securities	$—	$34,094	$—	$34,094
Corporate bonds	—	45,682	—	45,682
Commercial paper	—	37,886	—	37,886
Total short-term investments	$—	$117,662	$—	$117,662

	January 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$61,201	$—	$—	$61,201
Short-term investments:
U.S. government securities	$—	$17,951	$—	$17,951
Corporate bonds	—	34,302	—	34,302
Commercial paper	—	55,655	—	55,655
Total short-term investments	$—	$107,908	$—	$107,908
Restricted cash:
Money market funds	$2,084	$—	$—	$2,084
The carrying amounts of certain financial instruments, including cash held in bank accounts, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their relatively short maturity. The carrying amount of debt approximates fair value due to its floating interest rate.
Note 5. Deferred Commissions
Deferred commissions related to incremental costs of obtaining customer contracts were $29.2 million as of January 31, 2020 and $27.3 million as of January 31, 2019 (as adjusted), respectively. Amortization expense for deferred commissions was $9.5 million, $8.0 million, and $6.1 million during fiscal 2020, 2019 (as adjusted) and 2018 (as adjusted), respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
Note 6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of January 31,
	2020	2019
		As Adjusted(1)
Prepaid software subscriptions	$4,036	$4,797
Contract assets	2,476	4,218
Prepaid insurance	1,630	790
Prepaid hosting costs	1,611	1,251
Insurance recovery receivable	1,442	—
Prepaid rent	204	991
Taxes	729	579
Other	4,259	2,006
	$16,387	$14,632
(1) See Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements for a summary of adjustments related to the adoption of Topic 606.

Note 7. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of January 31,
	2020	2019
Servers	$14,596	$14,972
Computer equipment	11,249	10,109
Software	15,329	10,770
Leasehold improvements	16,865	5,010
Furniture and fixtures	4,987	2,523
Vehicles	108	109
	63,134	43,493
Less accumulated depreciation and amortization	(29,645)	(23,868)
Total	$33,489	$19,625
Depreciation and amortization expense related to property and equipment, which includes capitalized internal-use software, was $9.5 million, $6.5 million and $5.0 million for fiscal 2020, 2019 and 2018, respectively, and is included in operating expenses and cost of revenue in the accompanying consolidated statements of comprehensive loss.
The Company capitalized $4.6 million and $2.3 million in internal-use software during fiscal 2020 and 2019, respectively under Software in the table above. Amortization expense of internal-use software, including any impairment charges, for fiscal 2020, 2019 and 2018 was $2.6 million, $1.3 million, and $1.2 million, respectively, and is included in cost of subscription revenue in the consolidated statements of comprehensive loss. As of January 31, 2020 and 2019, capitalized internal-use software costs, net of amortization, was $6.3 million and $4.3 million, respectively.
Note 8. Intangible Assets and Goodwill
Intangible Assets
The following table summarizes the purchased intangible asset balances (in thousands):

	As of January 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$7,697	$(5,152)	$2,545
Customer relationships	4,287	(1,775)	2,512
Trade name	909	(346)	563
Total	$12,893	$(7,273)	$5,620

	As of January 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$7,697	$(4,045)	$3,652
Customer relationships (as adjusted)[1]	4,287	(1,236)	3,051
Trade name	909	(216)	693
Total	$12,893	$(5,497)	$7,396
(1) See Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements for a summary of adjustments related to the adoption of Topic 606.

Amortization expense related to purchased intangible assets was $1.8 million, $2.3 million and $2.1 million for fiscal 2020, 2019 and 2018, respectively. Amortization expense related to purchased intangible assets is included in cost of subscription revenue in the accompanying consolidated statements of comprehensive loss.
The expected future amortization expense for intangible assets as of January 31, 2020 is as follows (in thousands):

Fiscal 2021	$1,692
Fiscal 2022	1,692
Fiscal 2023	964
Fiscal 2024	601
Fiscal 2025	514
Thereafter	157
$5,620
Goodwill
The change in the carrying amount of goodwill was as follows (in thousands):

Goodwill as of January 31, 2018 (as adjusted)[1]	$17,385
Activity during fiscal 2019	247
Goodwill as of January 31, 2019	17,632
Activity during fiscal 2020	—
Goodwill as of January 31, 2020	$17,632
(1) See Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements for a summary of adjustments related to the adoption of Topic 606.
The Company, which has one reporting unit, performed an annual test for goodwill impairment on December 1 of fiscal 2020 and determined that goodwill was not impaired. In addition, there have been no significant events or circumstances affecting the valuation of goodwill subsequent to the Company’s annual assessment.
Note 9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,
	2020	2019
Accrued goods and services taxes	$4,371	$3,098
Accrued property and equipment	3,442	264
Accrued outside services and consulting	2,800	2,089
Accrued hosting and third-party licenses	1,846	1,073
Accrued taxes	432	1,651
Employee early exercised stock options	108	436
Other accrued expenses	4,732	5,599
Total	$17,731	$14,210

Note 10. Debt
In June 2017, the Company entered into a loan and security agreement with Silicon Valley Bank that includes both a revolving and term loan facility. In October 2018, the agreement was amended (Debt Agreement) to, among other things, increase the availability under the revolving loan to $30.0 million (from $10 million), lower the borrowing costs under both the revolving and term loans to the prime rate published by the Wall Street Journal (WSJ Prime Rate) minus 1.00%, extend the interest-only repayment period under the term loan until June 2019, after which time principal and interest would become due in thirty-six (36) equal monthly installments, extend the revolving loan maturity date until October 2021, and extend the latest term loan maturity date until June 2022. The

Company accounted for this amendment as a debt modification and is recognizing the unamortized fees related to the Debt Agreement over the duration of the term loan.
Revolving Loan. The Debt Agreement allows the Company to borrow up to $30.0 million until October 2021 in revolving loans. Advances drawn down under the revolving loan incur interest at the WSJ Prime Rate minus 1.00% which is due monthly on any amounts drawn down, with the principal due at maturity. Any outstanding amounts must be fully repaid on or before October 2021. The Company is required to pay an annual fee of $20,000 on this revolving loan, regardless of any amounts drawn down. As of January 31, 2020, the Company had not drawn down any amounts under this revolving loan.
Term Loan. The Debt Agreement allows the Company to borrow $15.0 million in term loans, which was drawn down in June 2017 to partially finance the acquisition of Leeyo. Any outstanding amounts under the term loan accrue interest at the WSJ Prime rate minus 1.00%. The interest rate was 3.75% as of January 31, 2020. Payments were interest only through June 2019 and subsequently the Company is required to make equal monthly payments of principal and interest over 36 months until the term loan is repaid. The Company may prepay all outstanding principal and accrued interest at any time without penalty. The Company will incur a fee of 1.5% of the original principal amount of the term loan, or $225,000, upon the earlier to occur of prepayment or the termination of the facility. As of January 31, 2020 and 2019, the Company had $10.5 million and $13.5 million outstanding under the term loan, respectively.
Both the revolving loan and the term loan are subject to a certain financial covenant to maintain an adjusted quick ratio of no less than 1.10:1.00. As of January 31, 2020, the Company was in compliance with this financial covenant. The Debt Agreement also imposes certain limitations with respect to lines of business, mergers, investments and acquisitions, additional indebtedness, distributions, guarantees, liens, and encumbrances.
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
Note 11. Deferred Revenue and Performance Obligations
Subscription revenue recognized during the fiscal years ended January 31, 2020, 2019, and 2018 that was included in the deferred revenue balances at the beginning of the respective periods was $79.1 million, $53.9 million, and $39.3 million, respectively. Professional service and other revenue recognized in the same periods from deferred revenue balances at the beginning of the respective periods was not material.
As of January 31, 2020, total remaining non-cancellable performance obligations under the Company's subscription contracts with customers was approximately $290.4 million and the Company expects to recognize revenue on approximately 63% of these remaining performance obligations over the next 12 months. Revenue from the remaining performance obligations for professional service and other contracts as of January 31, 2020 was not material.
Note 12. Geographical Information
Disaggregation of Revenue
Revenue by geographical location, based on the customer’s address at the time of sale, was as follows (in thousands):

	Fiscal Year Ended January 31,
	2020	2019	2018
		As Adjusted(1)	As Adjusted(1)
United States	$190,208	$168,221	$127,703
Others	85,849	66,768	43,403
Total	$276,057	$234,989	$171,106
(1) See Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements for a summary of adjustments related to the adoption of Topic 606.

Other than the United States, no individual country exceeded 10% of total revenue for fiscal 2020, 2019 and 2018.
Long-lived assets
Long-lived assets, which consist of property and equipment, net and operating lease ROU assets by geographic location is based on the location of the legal entity that owns the asset. As of January 31, 2020, no individual country exceeded 10% of total long-lived assets other than the United States.
Note 13. Leases
The Company has non-cancelable operating leases for its offices located in the U.S. and abroad. As of January 31, 2020, these leases expire on various dates between 2020 and 2030. Certain lease agreements include one or more options to renew, with renewal terms that can extend the lease from one to seven years. The Company has the right to exercise or forego the lease renewal options. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.
In March 2019, the Company entered into a new operating lease agreement for approximately 100,000 square feet of office space located in Redwood City, California that replaced its existing headquarters in San Mateo, California. The initial lease term is 127 months and commenced on January 1, 2020, and includes an option to renew for an additional seven years at the then prevailing rental rate. The agreement includes seven months of free rent and a reimbursement allowance of up to $10.0 million for tenant improvements made by the Company, all of which was reimbursed to the Company as of January 31, 2020. We included this amount in the measurement of the initial operating lease liability, which is reflected as a reduction to the initial measurement of the ROU asset.
The components of leases and lease costs were as follows (in thousands):

January 31, 2020
Operating Leases
Operating lease right-of-use assets	$54,286

Operating lease liabilities, current portion	$5,755
Operating lease liabilities, net of current portion	62,307
Total operating lease liabilities	$68,062

Fiscal Year Ended January 31, 2020
Lease Cost
Operating lease cost[1]	$11,737
(1) Includes short-term leases of $0.7 million.
Prior to the adoption of ASU No. 2016-02 in the first quarter of fiscal 2020, we recognized rent expense on a straight-line basis over the period in which we benefited from the lease. Total rent expense associated with operating leases was $9.6 million and $6.0 million for fiscal 2019, and 2018, respectively.

The future maturities of operating lease liabilities were as follows (in thousands):

January 31,
Maturities of Operating Lease Liabilities
2021	$8,814
2022	11,641
2023	11,615
2024	9,565
2025	6,386
Thereafter	36,139
Total lease payments	84,160
Less imputed interest	(16,098)
Present value of lease liabilities	$68,062
Other supplemental information as of January 31, 2020 includes the following (dollars in thousands):

January 31, 2020
Lease Term and Discount Rate
Weighted-average remaining operating lease term (years)	8.3
Weighted-average operating lease discount rate	4.7%

Fiscal Year Ended January 31, 2020
Supplemental Cash Flow Information
Cash paid (received) for amounts included in the measurement of lease liabilities:
Cash paid for operating leases	$9,544
Cash received on operating lease incentives	(10,033)
Operating cash flows resulting from operating leases	$(489)
New right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$62,870
As of January 31, 2020, the Company had $4.3 million of undiscounted future payments for operating leases that have not yet commenced, which is excluded from the tables above and is not yet recognized in the Company's consolidated balance sheets. These operating leases are expected to commence in fiscal 2021 and have lease terms from two to three years.
Future minimum commitments under our non-cancelable operating leases as of January 31, 2019 were as follows (in thousands):

Minimum Operating Lease Payments
Years ending January 31,
2020	$7,894
2021	6,027
2022	6,156
2023	6,037
2024	3,697
Thereafter	614
Total future lease commitments	$30,425

Note 14. Commitments and Contingencies
Letters of Credit
In connection with the execution of certain facility leases, the Company had bank issued irrevocable letters of credit for $4.7 million, $2.1 million and $5.2 million as of January 31, 2020, 2019 and 2018, respectively. No draws have been made under such letters of credit.
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
Stockholder Litigation
In June 2019, a securities class action lawsuit was filed in the U.S. District Court for the Northern District of California naming the Company and certain of its officers as defendants. The complaint purports to bring suit on behalf of stockholders who purchased or otherwise acquired the Company’s securities between April 12, 2018 and May 30, 2019. The complaint alleges that defendants made false and misleading statements about the Company’s business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (Exchange Act), and seeks unspecified compensatory damages, fees and costs. In September 2019, the district court appointed the lead plaintiff and lead counsel. In November 2019, the lead plaintiff filed a consolidated amended complaint asserting the same claims. Defendants’ motion to dismiss is pending. The Company believes the plaintiff’s allegations are without merit and intends to defend vigorously against the claims. Given the procedural posture and the nature of this lawsuit, including that the proceedings are in the early stages, the Company is unable to estimate the reasonably possible loss or range of loss, if any, that may result from this matter.
In September 2019, two stockholder derivative lawsuits were filed in the U.S. District Court for the Northern District of California against certain of the Company’s directors and executive officers and naming the Company as a nominal defendant. The derivative actions allege claims based on events similar to those in the securities class action and assert causes of action against the individual defendants for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and for making false and misleading statements about the Company’s business, operations, and prospects in violation of Section 14(a) of the Exchange Act. Plaintiffs seek corporate reforms, unspecified damages and restitution, and fees and costs. In November 2019, the stockholder derivative lawsuits, which are related to the securities class action, were assigned to the same judge who is overseeing the securities class action lawsuit. In February 2020, the court entered an order consolidating the two derivative lawsuits. Given the procedural posture and the nature of the litigation, including that the proceedings are in the early stages, the Company is unable to estimate the reasonably possible loss or range of loss, if any, that may result from these matters.
Other Contractual Obligations
As of January 31, 2020, the Company's had a contractual obligation to make $8.6 million in purchases, primarily for cloud computing services provided by one of its vendors by September 30, 2020.
Note 15. Income Taxes
Net loss before provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2020	2019 As Adjusted(1)	2018 As Adjusted(1)
Domestic	$(84,988)	$(79,804)	$(42,597)
Foreign	2,035	8,970	4,771
Loss before income taxes	$(82,953)	$(70,834)	$(37,826)

(1) See Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements for a summary of adjustments related to the adoption of Topic 606.
The components of the Company's income tax provision are as follows (in thousands):

	Fiscal Year Ended January 31,
	2020	2019 As Adjusted(1)	2018 As Adjusted(1)
Current:
Federal	$—	$—	$—
State	(72)	(81)	—
International	(481)	(1,406)	(1,129)
	$(553)	$(1,487)	$(1,129)
Deferred:
Federal	$29	$—	$—
State	—	—	—
International	83	(420)	(422)
Income tax provision	$(441)	$(1,907)	$(1,551)
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
Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred income tax assets and liabilities consisted of the following (in thousands):

	As of January 31,
	2020	2019 As Adjusted(1)
Deferred tax assets:
Net operating loss carryforwards	$94,805	$78,844
Tax credit carryforwards	8,525	7,076
Allowances and other	12,095	8,226
Depreciation and amortization	906	1,010
Operating lease liability	16,358	—
Total deferred tax assets	$132,689	$95,156
Deferred tax liabilities:
Deferred commissions	$(7,707)	$(5,309)
Allowances and other	—	(1,174)
Intangibles	(3,004)	(3,299)
Operating lease right-of-use asset	(12,639)	—
Total deferred tax liabilities	(23,350)	(9,782)
Valuation allowance	(110,908)	(87,026)
Net deferred tax liabilities	$(1,569)	$(1,652)
(1) See Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements for a summary of adjustments related to the adoption of Topic 606.
The Company has assessed, based on available evidence, both positive and negative, it is more likely than not that the deferred tax assets will not be utilized, such that a valuation allowance has been recorded. The valuation allowance increased by $23.9 million and $16.1 million, respectively, for fiscal 2020 and 2019.
As of January 31, 2020, the Company had U.S. federal and state net operating loss carryforwards of approximately $366.4 million and $269.9 million, respectively, available to offset future taxable income. As of

January 31, 2019, the Company had U.S. federal and state net operating loss carryforwards of approximately $304.6 million and $224.1 million, respectively, available to offset future taxable income. If not utilized, these carryforward losses will expire in various amounts for federal and state tax purposes beginning in 2028 and 2027, respectively. In addition, Zuora has approximately $128.4 million of federal net operating loss carryforwards that arose after the 2017 tax year, which are available to reduce future federal taxable income, if any, over an indefinite period. The utilization of those net operating loss carryforwards is limited to 80% of taxable income in any given year.
The Company has approximately $7.4 million and $8.9 million of federal and state research and development tax credits, respectively, available to offset future taxes as of January 31, 2020, and approximately $5.9 million and $7.4 million of federal and state research and development tax credits, respectively, available to offset future taxes as of January 31, 2019. If not utilized, the federal credits will begin to expire in 2031. California state research and development tax credits may be carried forward indefinitely.
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
The amount of accumulated foreign earnings of the Company’s foreign subsidiaries was immaterial as of January 31, 2020. If the Company’s foreign earnings were repatriated, additional tax expense might result. Any additional taxes associated with such repatriation would be immaterial.
A reconciliation of the U.S. federal statutory tax rate to the Company’s provision for income tax is as follows (dollars in thousands):

	Fiscal Year Ended January 31,
	2020		2019 As Adjusted(1)		2018 As Adjusted(1)
	Amount	Percent	Amount	Percent	Amount	Percent
Federal income tax benefit at statutory rates	$17,420	21.0%	$14,875	21.0%	$12,785	33.8%
State income taxes, net of effect of federal	3,859	4.7	3,337	4.7	6,634	17.5
Permanent differences	(1,174)	(1.4)	(1,242)	(1.8)	(1,094)	(2.9)
Federal and state R&D credits	1,235	1.5	1,029	1.5	1,221	3.2
Impact from international operations	31	—	(1,340)	(1.9)	(780)	(2.1)
Change in tax rate	—	—	—	—	(30,010)	(79.3)
Other	3,427	4.1	476	0.7	(2,375)	(6.3)
Change in valuation allowance	(25,239)	(30.4)	(19,042)	(26.9)	12,068	31.9%
Income tax provision	$(441)	(0.5)%	$(1,907)	(2.7)%	$(1,551)	(4.2)%
(1) See Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements for a summary of adjustments related to the adoption of Topic 606.

The Company is required to inventory, evaluate, and measure all uncertain tax positions taken or to be taken on tax returns and to record liabilities for the amount of such positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities. As of January 31, 2020, the Company’s total gross unrecognized tax benefits were $8.1 million exclusive of interest and penalties described below. As of January 31, 2019, the Company’s total gross unrecognized tax benefits were $6.6 million exclusive of interest and penalties described below. Because of the Company’s valuation allowance position, $0.6 million of unrecognized tax benefits, if recognized, would reduce the effective tax rate in a future period. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.
A reconciliation of the beginning and ending amounts of uncertain tax position is as follows (in thousands):

	Fiscal Year Ended January 31,
	2020	2019	2018
Gross amount of unrecognized tax benefits as of the beginning of the period	$6,588	$5,918	$5,373
Increase for tax positions related to prior years	—	8	921
Decrease for tax positions related to prior years	(18)	(366)	(1,649)
Increases for tax positions related to the current year	1,500	1,028	1,273
Gross amount of unrecognized tax benefits as of the end of the period	$8,070	$6,588	$5,918
The Company files tax returns in the U.S. federal and various state and foreign jurisdictions. All U.S. federal and state jurisdictions remain subject to examination by tax authorities due to the carryforward of unused net operating losses and research and development credits. In addition, tax years starting from 2007 are subject to examination in our foreign jurisdictions.
During fiscal 2020 and 2019, the Company recognized interest and penalties of $0.1 million associated with unrecognized tax benefits.
Note 16. Stockholders' Equity
Preferred Stock
As of January 31, 2020, the Company had authorized 10 million shares of preferred stock, each with a par value of $0.0001 per share. As of January 31, 2020, no shares of preferred stock were issued and outstanding.
Common Stock
Prior to the IPO, all shares of common stock then outstanding were reclassified into Class B common stock. Shares offered and sold in the IPO consisted of newly authorized shares of Class A common stock.
As of January 31, 2020, the Company had authorized 500 million shares of Class A common stock and 500 million shares of Class B common stock, each with a par value of $0.0001 per share. As of January 31, 2020, 97.1 million shares of Class A common stock and 17.3 million shares of Class B common stock were issued and outstanding.
Holders of Class A and Class B common stock are entitled to one vote per share and ten votes per share, respectively, and the shares of Class A common stock and Class B common stock are identical, except for voting rights and the right to convert Class B shares to Class A shares.
Charitable Contributions
During fiscal 2019, the Company donated 47,303 shares of its Class A common stock to a charitable donor-advised fund and recognized $1.0 million as a non-cash general and administrative expense in its consolidated statement of comprehensive loss.

Accumulated Other Comprehensive Income
Components of accumulated other comprehensive income were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain on Available-for-Sale Securities	Total
Balance, January 31, 2019	$474	$7	$481
Foreign currency translation adjustment	(379)	—	(379)
Unrealized gain on available-for-sale securities, net of tax	—	86	86
Balance, January 31, 2020	$95	$93	$188
There were no reclassifications out of accumulated other comprehensive income during fiscal 2020.
Note 17. Employee Stock Plans
Equity Incentive Plans
In March 2018, the Company’s Board of Directors adopted and its stockholders approved the 2018 Equity Incentive Plan (2018 Plan). The 2018 Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, RSUs, performance awards, and stock bonuses. As of January 31, 2020, approximately 15.9 million shares of Class A common stock were reserved and available for issuance under the 2018 Plan. In addition, as of January 31, 2020, 10.7 million stock options and RSUs exercisable or settleable for Class B common stock were outstanding in the aggregate under the Company’s 2006 Stock Plan (2006 Plan) and 2015 Equity Incentive Plan (2015 Plan), which plans were terminated in May 2015 and April 2018, respectively. The 2006 Plan and 2015 Plan continue to govern outstanding equity awards granted thereunder.
Stock Options
The following table summarizes stock option activity and related information (in thousands except exercise price and contractual term):

	Shares Subject To Outstanding Stock Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of January 31, 2019	14,784	$4.81	7.41	$249,119
Granted	3,154	17.50
Exercised	(2,981)	4.05
Forfeited	(1,256)	7.55
Balance as of January 31, 2020	13,701	7.64	6.85	107,186
Exercisable as of January 31, 2020	10,822	5.17	6.95	105,725
Vested and expected to vest as of January 31, 2020	13,224	$7.43	6.77	$105,776
The weighted average grant date fair values per share of options granted were $6.92, $6.81, and $2.29 for fiscal 2020, 2019 and 2018, respectively. The aggregate intrinsic value of options exercised was $39.7 million, $42.9 million, and $12.6 million for fiscal 2020, 2019 and 2018, respectively.
As of January 31, 2020, there was $27.9 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over the next 2.6 years.
The Company used the Black-Scholes option-pricing model to estimate the fair value of its stock options granted with the following assumptions:

Fiscal Year Ended January 31,
	2020	2019	2018
Expected volatility	35.0% - 39.0%	32.4% - 40.9%	40.0% - 42.6%
Expected term (in years)	5.6 - 6.5	5.1 - 6.4	4.3 - 7.0
Risk-free interest rate	1.4% - 2.5%	2.6% - 3.0%	1.7% - 2.3%
Expected dividend yield	—	—	—
Options Subject to Early Exercise
At the discretion of the Company’s Board of Directors, certain options may be exercisable immediately at the date of grant but are subject to a repurchase right, under which the Company may buy back any unvested shares at the lower of their original exercise price or then current fair market value in the event of an employee’s termination prior to vesting. The consideration received for an exercise of an unvested option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The liabilities are reclassified into equity as the awards vest. As of January 31, 2020 and 2019, the Company had $0.1 million and $0.7 million, respectively, recorded in accrued expenses and other current liabilities, and other long-term liabilities, related to early exercises of options to acquire approximately 30,000 and 150,000 shares of common stock, respectively.
RSU and Restricted Stock Award Activity
The following table summarizes RSU and restricted stock award activity and related information (in thousands except grant date fair value):

	Number of RSUs and RSAs	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2019	3,063	$13.89
Granted	4,945	18.03
Vested	(2,305)	11.71
Forfeited	(674)	20.41
Balance as of January 31, 2020	5,029	$18.09
As of January 31, 2020, there was $76.7 million of unrecognized compensation cost related to unvested RSUs and restricted stock awards, which is expected to be recognized over the next 3.2 years.
2018 Employee Stock Purchase Plan
In March 2018, the Company's Board of Directors adopted and its stockholders approved the 2018 Employee Stock Purchase Plan (ESPP). The ESPP provides for 24-month offering periods beginning June 15 and December 15 of each year, and each offering period will consist of four, six-month purchase periods. On each purchase date, ESPP participants will purchase shares of the Company’s Class A common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Class A common stock on the offering date or (2) the fair market value of the Class A common stock on the purchase date. A total of 2.5 million shares of Class A common stock were reserved and available for issuance under the ESPP as of January 31, 2020
As of January 31, 2020, there was approximately $4.5 million of unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized over the remaining term of the initial offering period.
The Company estimated the fair value of ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

Fiscal Year Ended January 31,
	2020	2019
Expected volatility	35.2% - 42.6%	24.6% - 42.4%
Expected term (in years)	0.5 - 2.0	0.5 - 2.2
Risk-free interest rate	1.5% - 2.2%	2.0% - 2.8%
Expected dividend yield	—	—

Stock-based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories in the accompanying consolidated statements of comprehensive loss (in thousands):

	As of January 31,
	2020	2019	2018
Cost of subscription revenue	$2,772	$1,967	$747
Cost of professional services revenue	7,265	5,900	2,121
Research and development	17,568	6,345	2,292
Sales and marketing	11,129	7,384	2,717
General and administrative	6,312	3,761	1,113
Total stock-based compensation expense	$45,046	$25,357	$8,990

Note 18. Net Loss Per Share
We calculate our basic and diluted net loss per share in conformity with the two-class method required for companies with participating securities. Under the two-class method, basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, less shares subject to repurchase. The diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, restricted stock units, shares issuable pursuant to our ESPP, and shares subject to repurchase from early exercised options and unvested restricted stock are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share as their effect is antidilutive.
The rights, including the liquidation and dividend rights, of the holders of our Class A and Class B common stock are identical, except with respect to voting and conversion. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis and the resulting net loss per share will, therefore, be the same for both Class A and Class B common stock on an individual or combined basis. We did not present dilutive net loss per share on an as-if converted basis because the impact was not dilutive.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Fiscal Year Ended January 31,
	2020	2019[1]	2018[1]
Numerator:
Net loss	$(83,394)	$(72,741)	$(39,377)
Denominator:
Weighted-average common shares outstanding, basic and diluted	111,122	91,267	26,563
Net loss per share, basic and diluted	$(0.75)	$(0.80)	$(1.48)
(1) See Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements for a summary of adjustments related to the adoption of Topic 606.
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of January 31,
	2020	2019	2018
Conversion of convertible preferred stock	—	—	61,984
Issued and outstanding stock options	13,701	14,784	15,401
Unvested restricted stock issued and outstanding	37	1,259	2,203
Unvested RSUs issued and outstanding	4,992	1,819	834
Shares committed under ESPP	116	141	—
Total	18,846	18,003	80,422

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of January 31, 2020. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of January 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2020 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2020. The effectiveness of our internal control over financial reporting as of January 31, 2020 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in its report which is included in Part II, Item 8 of the Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended January 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to information contained in the Proxy Statement relating to our 2020 Annual Meeting of Stockholders.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to information contained in the Proxy Statement relating to our 2020 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to information contained in the Proxy Statement relating to our 2020 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to information contained in the Proxy Statement relating to our 2020 Annual Meeting of Stockholders.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to information contained in the Proxy Statement relating to our 2020 Annual Meeting of Stockholders.

PART IV
Item 15. Exhibits, Financial Statement Schedules
 (a) The following documents are filed as a part of this Form 10-K:
1.Financial Statements
Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Form 10-K.
2.Financial Statement Schedules
Financial statement schedules not listed have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
3.Exhibits

Exhibit Number		Incorporated By Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant.	10-Q	001-38451	3.1	6/13/2018
3.2	Restated Bylaws of the Registrant.	10-Q	001-38451	3.2	6/13/2018
4.1	Form of Class A Common Stock Certificate of the Registrant.	S-1	333-223722	4.1	3/16/2018
4.2	Amended and Restated Investor Rights Agreement.	S-1	333-223722	4.2	3/16/2018
4.3	Description of Registrant's Securities					X
10.1*	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers.	S-1	333-223722	10.1	3/16/2018
10.2*	2006 Stock Plan and forms of award agreements.	S-1	333-223722	10.2	3/16/2018
10.3*	2015 Equity Incentive Plan and forms of award agreements.	S-1	333-223722	10.3	3/16/2018
10.4*	2018 Equity Incentive Plan and forms of award agreements.	S-1	333-223722	10.4	3/16/2018
10.5*	2018 Employee Stock Purchase Plan and form of subscription agreement.	S-1	333-223722	10.5	3/16/2018
10.6*	Offer Letter, dated March 6, 2018, between Tien Tzuo and the Registrant.	S-1	333-223722	10.6	3/16/2018
10.7*	Offer Letter, dated March 6, 2018, between Brent R. Cromley, Jr. and the Registrant.	S-1	333-223722	10.7	3/16/2018
10.8*	Offer Letter, dated March 6, 2018, between Marc Diouane and the Registrant.	S-1	333-223722	10.8	3/16/2018
10.9*	Offer Letter, dated January 7, 2016, between Kenneth Goldman and the Registrant.	S-1	333-223722	10.9	3/16/2018
10.10*	Offer Letter, dated May 8, 2017, between Magdalena Yesil and the Registrant.	S-1	333-223722	10.10	3/16/2018
10.11*	Offer Letter, dated March 6, 2018, between Jennifer Pileggi and the Registrant.	10-K	001-38451	10.11	4/18/2019
10.12*	Offer Letter, dated September 17, 2019, between Robert J. Traube and the Registrant.					X
10.13*	Offer Letter, dated March 6, 2018, between Tyler Sloat and the Registrant.					X

10.14*	Transition Agreement by and between Marc Diouane and the Registrant dated May 29, 2019.	10-Q	001-38451	10.1	9/16/2019
10.15*	Form of Change in Control and Severance Agreement.	10-Q	001-38451	10.1	12/16/2019
10.16*	Cash Incentive Plan	10-Q	001-38451	10.2	6/11/2019
10.17	Sublease Agreement by and between the Registrant and Survey Monkey, Inc., dated October 18, 2016.	S-1	333-223722	10.12	3/16/2018
10.18	Loan and Security Agreement, dated June 14, 2017, by and among Silicon Valley Bank, the Registrant, Zuora Services, LLC, and Leeyo Software, Inc.	S-1	333-223722	10.13	3/16/2018
10.19	First Amendment to Loan and Security Agreement, dated October 11, 2018, by and among Silicon Valley Bank, the Registrant, Zuora Services, LLC, and Leeyo Software, Inc.	10-Q	001-38451	10.1	12/13/2018
10.20	Lease Agreement between 101 Redwood Shores LLC, As Landlord and Zuora, Inc., as Tenant dated March 19, 2019.	8-K	001-38451	10.1	3/21/2019
21.1	Subsidiaries of the Registrant.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act.					X
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).					X
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

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZUORA, INC.

Date: March 31, 2020	By:	/s/ Tyler Sloat
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Tien Tzuo Tien Tzuo	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 31, 2020

/s/ Tyler Sloat Tyler Sloat	Chief Financial Officer (Principal Accounting and Financial Officer)	March 31, 2020

/s/ Peter Fenton Peter Fenton	Director	March 31, 2020

/s/ Kenneth A. Goldman Kenneth A. Goldman	Director	March 31, 2020

/s/ Timothy Haley Timothy Haley	Director	March 31, 2020

/s/ Jason Pressman Jason Pressman	Director	March 31, 2020

/s/ Michelangelo Volpi Michelangelo Volpi	Director	March 31, 2020

/s/ Magdalena Yesil Magdalena Yesil	Director	March 31, 2020