Form 10-Q
period 2020-04-30
ZUORA INC
filed 2020-06-08
CIK 1423774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 001-38451
_____________________________
Zuora, Inc.
(Exact name of registrant as specified in its charter)
_____________________________

Delaware	20-5530976
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

101 Redwood Shores Parkway, Redwood City, California	94065
(Address of principal executive offices)	(Zip Code)
(888) 976-9056
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

As of May 31, 2020, the number of shares of the Registrant's Class A common stock outstanding was 99.9 million and the number of shares of the Registrant's Class B common stock outstanding was 16.0 million.

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
Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements about our expectations regarding:
•the duration and impact of the ongoing coronavirus (COVID-19) pandemic on our business and the economy;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ZUORA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	April 30, 2020	January 31, 2020
Assets
Current assets:
Cash and cash equivalents	$84,694	$54,275
Short-term investments	87,898	117,662
Accounts receivable, net	59,365	68,875
Deferred commissions, current portion	10,080	9,585
Prepaid expenses and other current assets	15,550	16,387
Total current assets	257,587	266,784
Property and equipment, net	36,074	33,489
Operating lease right-of-use assets	52,857	54,286
Purchased intangibles, net	5,197	5,620
Deferred commissions, net of current portion	18,748	19,591
Goodwill	17,632	17,632
Other assets	4,076	4,825
Total assets	$392,171	$402,227
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,343	$2,098
Accrued expenses and other current liabilities	14,083	17,731
Accrued employee liabilities	23,807	24,193
Debt, current portion	4,432	4,432
Deferred revenue, current portion	107,728	111,411
Operating lease liabilities, current portion	6,268	5,755
Total current liabilities	161,661	165,620
Debt, net of current portion	4,991	6,094
Deferred revenue, net of current portion	782	1,007
Operating lease liabilities, net of current portion	60,359	62,307
Deferred tax liabilities	1,591	1,569
Other long-term liabilities	954	971
Total liabilities	230,338	237,568
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A common stock	10	10
Class B common stock	2	2
Additional paid-in capital	570,239	555,307
Accumulated other comprehensive (loss) income	(82)	188
Accumulated deficit	(408,336)	(390,848)
Total stockholders’ equity	161,833	164,659
Total liabilities and stockholders’ equity	$392,171	$402,227
See notes to unaudited condensed consolidated financial statements.

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2020	2019
Revenue:
Subscription	$56,896	$47,311
Professional services	17,002	16,798
Total revenue	73,898	64,109
Cost of revenue:
Subscription	13,615	11,933
Professional services	18,682	20,098
Total cost of revenue	32,297	32,031
Gross profit	41,601	32,078
Operating expenses:
Research and development	17,543	17,015
Sales and marketing	28,496	25,501
General and administrative	13,265	10,445
Total operating expenses	59,304	52,961
Loss from operations	(17,703)	(20,883)
Interest and other income (expense), net	378	535
Loss before income taxes	(17,325)	(20,348)
Income tax provision	163	244
Net loss	(17,488)	(20,592)
Comprehensive loss:
Foreign currency translation adjustment	(427)	(75)
Unrealized gain on available-for-sale securities	157	24
Comprehensive loss	$(17,758)	$(20,643)
Net loss per share, basic and diluted	$(0.15)	$(0.19)
Weighted-average shares outstanding used in calculating net loss per share, basic and diluted	115,139	108,821
See notes to unaudited condensed consolidated financial statements.

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended April 30, 2020
						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance, January 31, 2020	97,134	$10	17,348	$2	$555,307	$188	$(390,848)	$164,659
Conversion of Class B common stock to Class A common stock	2,186	—	(2,186)	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchases	(2)	—	856	—	4,009	—	—	4,009
Lapse of restrictions on common stock related to early exercise of stock options	—	—	—	—	39	—	—	39
RSU releases	337	—	40	—	—	—	—	—
Stock-based compensation	—	—	—	—	10,884	—	—	10,884
Other comprehensive loss	—	—	—	—	—	(270)	—	(270)
Net loss	—	—	—	—	—	—	(17,488)	(17,488)
Balance, April 30, 2020	99,655	$10	16,058	$2	$570,239	$(82)	$(408,336)	$161,833

	Three Months Ended April 30, 2019
						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 31, 2019	77,119	$8	32,575	$3	$488,776	$481	$(307,454)	$181,814
Conversion of Class B common stock to Class A common stock	7,909	—	(7,909)	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchases	(7)	—	1,247	—	4,846	—	—	4,846
RSU releases	76	—	51	—	—	—	—	—
Lapse of restrictions on common stock related to early exercise of stock options	—	—	—	—	205	—	—	205
Deferred offering costs	—	—	—	—	38	—	—	38
Stock-based compensation	—	—	—	—	7,959	—	—	7,959
Other comprehensive loss	—	—	—	—	—	(51)	—	(51)
Net loss	—	—	—	—	—	—	(20,592)	(20,592)
Balance, April 30, 2019	85,097	$8	25,964	$3	$501,824	$430	$(328,046)	$174,219
See notes to unaudited condensed consolidated financial statements.

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2020	2019
		As Adjusted(1)
Cash flows from operating activities:
Net loss	$(17,488)	$(20,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	3,495	2,285
Stock-based compensation	10,884	7,959
Provision for doubtful accounts	992	1,344
Amortization of deferred commissions	2,623	2,306
Reduction in carrying amount of right-of-use assets	2,286	1,736
Other	167	11
Changes in operating assets and liabilities:
Accounts receivable	8,518	4,453
Prepaid expenses and other assets	1,591	(2,471)
Deferred commissions	(2,275)	(1,924)
Accounts payable	2,096	4
Accrued expenses and other liabilities	(2,469)	(202)
Accrued employee liabilities	(386)	3,638
Deferred revenue	(3,908)	1,477
Operating lease liabilities	(3,175)	(2,186)
Net cash provided by (used in) operating activities	2,951	(2,162)
Cash flows from investing activities:
Purchases of property and equipment	(5,120)	(1,676)
Purchases of short-term investments	(10,901)	(67,705)
Sales of short-term investments	2,511	3,496
Maturities of short-term investments	38,500	55,900
Net cash provided by (used in) investing activities	24,990	(9,985)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	4,022	4,846
Repurchases of unvested common stock	(7)	(40)
Principal payments on long-term debt	(1,110)	—
Net cash provided by financing activities	2,905	4,806
Effect of exchange rates on cash and cash equivalents	(427)	(75)
Net increase (decrease) in cash and cash equivalents	30,419	(7,416)
Cash and cash equivalents, beginning of period	54,275	70,024
Cash and cash equivalents, end of period	$84,694	$62,608
Supplemental disclosure of non-cash investing and financing activities:
Lapse in restrictions on early exercised common stock options	$39	$205
Property and equipment purchases accrued or in accounts payable	$2,604	$288
(1) Effective February 1, 2019, the Company adopted Topic 842 using the modified retrospective approach. See Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements.
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
The unaudited condensed consolidated balance sheet as of January 31, 2020 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheets, statements of comprehensive loss, statements of cash flows and statements of stockholders' equity for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending January 31, 2021 or any future period.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the Securities and Exchange Commission (SEC) on March 31, 2020 (Annual Report).
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
The Company’s most significant estimates and assumptions are related to revenue recognition with respect to the determination of the standalone selling prices for the Company’s services; estimates of the useful life of benefits of commissions; valuation of the Company’s stock-based awards; estimates of allowance for doubtful accounts; estimates of the fair value of goodwill, intangible assets, investments, and other long-lived assets; and the valuation of deferred income tax assets and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ materially from these estimates under different assumptions or conditions.

Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
The Company’s significant accounting policies are discussed in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the SEC on March 31, 2020. There have been no significant changes to these policies during the three months ended April 30, 2020 except for updates resulting from the adoption of Topic 326, as discussed below.
Recent Accounting Pronouncements—Not Yet Adopted
In December 2019, the FASB issued ASU 2019-12, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in the existing guidance for income taxes and making other minor improvements. The amendments in the ASU are effective for the Company on February 1, 2021. The Company does not plan to early adopt this ASU at this time and the adoption of this standard is not expected to have a material impact on the consolidated financial statements.

Recent Accounting Pronouncements—Adopted
The Company became a large accelerated filer on January 31, 2020 and lost the ability to delay adoption of new or revised accounting pronouncements. Effective February 1, 2019, the Company adopted FASB ASU No. 2016-02, Leases (Topic 842), which supersedes the guidance in ASC 840, Leases, and requires recognition of right-of-use (ROU) assets and lease liabilities on the Company's consolidated balance sheets. Amounts presented in the unaudited condensed consolidated financial statements for fiscal year 2020 have been adjusted to reflect the adoption of Topic 842.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, and also issued subsequent amendments to the initial guidance including ASU 2018-19, ASU 2019-04, ASU 2019-05, and ASU 2019-11 (collectively, Topic 326), which introduced a new impairment model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses (CECL). The new model uses a forward-looking expected loss method rather than the incurred loss model for recognizing credit losses. Additionally, any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. The Company adopted Topic 326 beginning February 1, 2020 and the adoption of the standard did not have a material impact on the its unaudited condensed consolidated financial statements. However, the adoption resulted in modifying the Company's policies for accounts receivable and available-for-sale securities as follows:
Accounts Receivable:
Trade accounts receivable are recorded at the invoiced amount. Prior to the Company’s adoption of Topic 326, the accounts receivable balance was reduced by an allowance for doubtful accounts that was determined based on the Company’s assessment of the collectability of customer accounts. Under Topic 326, the Company measures expected credit losses of accounts receivable on a collective (pool) basis, aggregating accounts receivable that have accounts balances above or below a certain threshold. For the receivable balances below the threshold, the Company applies a credit-loss percentage that is based on its historical credit losses. For the receivable balances above the threshold, the Company performs an analysis on the related customers and reserves the full amount for any customer accounts where collectability may be at risk. The COVID-19 pandemic and recent economic downturn also prompted the Company to include additional reserves for customers in industries that could be more heavily impacted by these events. The Company will reassess the impact of these events and any other events that may arise in the future in developing its estimates for expected credit losses, and will make any necessary adjustments to the related reserve balance.
The Company recorded an allowance for credit losses of $4.1 million as of April 30, 2020, and the allowance for doubtful accounts balance was $2.9 million as of January 31, 2020.
Available-for-Sale Securities:
Available-for-sale securities are reported at fair value, with unrealized gains and losses and the related tax impact included as a separate component of stockholders’ equity and in comprehensive loss. Accrued interest of $0.4 million as of April 30, 2020 is excluded from both the fair value and the amortized cost of the Company’s available-for-sale securities and is recorded in prepaid expenses and other current assets in its condensed consolidated balance sheet. The Company has elected to not record an allowance for credit losses for accrued interest on available-for-sale securities and will reverse the accrued interest against interest income in the period in which it is determined that the accrued interest is uncollectible.
Prior to fiscal 2021, the Company followed the guidance in ASC 320 Investments-Debt and Equity Securities in determining whether unrealized losses were other than temporary. Under Topic 326, the Company now considers whether unrealized losses have resulted from a credit loss or other factors. The Company had no unrealized losses on its available-for-sale securities as of April 30, 2020 and as of January 31, 2020, and does not expect credit losses on its current investments in future periods. Therefore, the Company has concluded that an allowance for credit losses was unnecessary as of the February 1, 2020 adoption date and as of April 30, 2020. The Company had no realized losses on available-for-sale securities during the periods presented. The Company uses the specific identification method to determine the cost basis of investments sold.
Note 3. Investments
The amortized costs, unrealized gains and losses and estimated fair values of the Company’s short-term investments were as follows (in thousands):

	April 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$22,033	$144	$—	$22,177
Corporate bonds	41,503	188	—	41,691
Commercial paper	24,030	—	—	24,030
Total short-term investments	$87,566	$332	$—	$87,898

	January 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$34,053	$41	$—	$34,094
Corporate bonds	45,601	81	—	45,682
Commercial paper	37,886	—	—	37,886
Total short-term investments	$117,540	$122	$—	$117,662
There were no material realized gains or losses from sales of marketable securities that were reclassified out of accumulated other comprehensive (loss) income into investment income during the three months ended April 30, 2020 and 2019. All securities had stated effective maturities of less than two years as of April 30, 2020.

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
The following tables summarize the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis (in thousands):

	April 30, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$64,868	$—	$—	$64,868
Short-term investments:
U.S. government securities	$—	$22,177	$—	$22,177
Corporate bonds	—	41,691	—	41,691
Commercial paper	—	24,030	—	24,030
Total short-term investments	$—	$87,898	$—	$87,898

	January 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$37,906	$—	$—	$37,906
Short-term investments:
U.S. government securities	$—	$34,094	$—	$34,094
Corporate bonds	—	45,682	—	45,682
Commercial paper	—	37,886	—	37,886
Total short-term investments	$—	$117,662	$—	$117,662
The carrying amounts of certain financial instruments, including cash held in bank accounts, accounts receivable, accounts payable, and accrued expenses, approximate fair value due to their relatively short maturities. The carrying amount of debt approximates fair value due to its floating interest rate.
Note 5. Deferred Commissions
Deferred commissions related to incremental costs of obtaining customer contracts, and amortization expense for deferred commissions were as follows at the respective dates and for the periods presented below (in thousands):

	April 30, 2020	January 31, 2020
Deferred commissions	$28,828	$29,176

	Three Months Ended April 30,
	2020	2019
Amortization expense	$2,623	$2,306
There was no impairment loss in relation to the costs capitalized for the periods presented.
Note 6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	April 30, 2020	January 31, 2020
Prepaid software subscriptions	$4,836	$4,036
Contract assets	2,119	2,476
Prepaid hosting costs	1,725	1,611
Insurance recovery receivable	1,442	1,442
Prepaid insurance	1,303	1,630
Taxes	613	729
Other	3,512	4,463
Total	$15,550	$16,387

Note 7. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	April 30, 2020	January 31, 2020
Leasehold improvements	$18,740	$16,865
Software	16,816	15,329
Servers	13,441	14,596
Computer equipment	11,940	11,249
Furniture and fixtures	5,060	4,987
Vehicles	104	108
	66,101	63,134
Less accumulated depreciation and amortization	(30,027)	(29,645)
Total	$36,074	$33,489
The following table summarizes the capitalized internal-use software costs included within the Software line item in the table above (in thousands):

	Three Months Ended April 30,
	2020	2019
Internal-use software costs capitalized during the period	$1,438	$430

	April 30, 2020	January 31, 2020
Total capitalized internal-use software, net of accumulated amortization	$7,554	$6,275

Total depreciation and amortization expense related to property and equipment, including amortization of internal-use software, was $2.3 million and $2.0 million for the three months ended April 30, 2020 and 2019, respectively, and is included in Operating expenses and Cost of subscription revenue in the accompanying unaudited condensed consolidated statements of comprehensive loss.
Note 8. Purchased Intangible Assets
The following table summarizes the purchased intangible asset balances (in thousands):

	April 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$7,697	$(5,425)	$2,272
Customer relationships	4,287	(1,892)	2,395
Trade names	909	(379)	530
Total	$12,893	$(7,696)	$5,197

	January 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$7,697	$(5,152)	$2,545
Customer relationships	4,287	(1,775)	2,512
Trade names	909	(346)	563
Total	$12,893	$(7,273)	$5,620
Amortization expense related to purchased intangible assets was approximately $0.4 million and $0.5 million for the three months ended April 30, 2020 and 2019, respectively. Amortization expense related to purchased intangible assets is included in Cost of subscription revenue in the accompanying unaudited condensed consolidated statements of comprehensive loss.
Note 9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	April 30, 2020	January 31, 2020
Accrued goods and services taxes	$4,152	$4,371
Accrued outside services and consulting	2,614	2,800
Accrued hosting and third-party licenses	1,736	1,846
Accrued property and equipment	1,455	3,442
Accrued taxes	340	432
Other accrued expenses	3,786	4,840
Total	$14,083	$17,731

Note 10. Debt
In June 2017, the Company entered into a loan and security agreement with Silicon Valley Bank that includes both a revolving and term loan facility. In October 2018, the agreement was amended (Debt Agreement) to, among other things, increase the availability under the revolving loan to $30.0 million (from $10.0 million), lower the borrowing costs under both the revolving and term loans to the prime rate published by the Wall Street Journal (WSJ Prime Rate) minus 1.00%, extend the interest-only repayment period under the term loan until June 2019, after which time principal and interest would become due in thirty-six (36) equal monthly installments, extend the revolving loan maturity date until October 2021, and extend the latest term loan maturity date until June 2022. The Company accounted for this amendment as a debt modification and is recognizing the unamortized fees related to the Debt Agreement over the duration of the term loan.
Revolving Loan. The Debt Agreement allows the Company to borrow up to $30.0 million until October 2021 in revolving loans. Advances drawn down under the revolving loan incur interest at the WSJ Prime Rate minus 1.00% which is due monthly on any amounts drawn down, with the principal due at maturity. Any outstanding amounts must be fully repaid on or before October 2021. The Company is required to pay an annual fee of $20,000 on this revolving loan, regardless of any amounts drawn down. As of April 30, 2020, the Company had not drawn down any amounts under this revolving loan.
Term Loan. The Debt Agreement allows the Company to borrow $15.0 million in term loans, which was drawn down in June 2017 to partially finance the acquisition of Leeyo. Any outstanding amounts under the term loan accrue interest at the WSJ Prime rate minus 1.00%. The interest rate was 2.25% as of April 30, 2020. Payments were interest only through June 2019 and subsequently the Company is required to make equal monthly payments of principal and interest over 36 months until the term loan is repaid. The Company may prepay all outstanding principal and accrued interest at any time without penalty. The Company will incur a fee of 1.5% of the original principal amount of the term loan, or $225,000, upon the earlier to occur of prepayment or the termination of the facility. As of April 30, 2020, the Company had $9.4 million outstanding under the term loan.
Both the revolving loan and the term loan are subject to a certain financial covenant to maintain an adjusted quick ratio of no less than 1.10:1.00. As of April 30, 2020, the Company was in compliance with this financial covenant. The Debt Agreement also imposes certain limitations with respect to lines of business, mergers, investments and acquisitions, additional indebtedness, distributions, guarantees, liens, and encumbrances.
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
Note 11. Deferred Revenue and Performance Obligations
Revenue recognized during the three months ended April 30, 2020 that was included in the deferred revenue balances at the beginning of the period was $57.0 million and was $37.6 million for the three months ended April 30, 2019.
As of April 30, 2020, total remaining non-cancellable performance obligations under the Company's subscription contracts with customers was approximately $270.6 million and the Company expects to recognize revenue on approximately 64% of these remaining performance obligations over the next 12 months. Revenue from the remaining performance obligations for professional service and other contracts as of April 30, 2020 was not material.

Note 12. Geographical Information
Disaggregation of Revenue
Revenue by country, based on the customer’s address at the time of sale, was as follows (in thousands):

	Three Months Ended April 30,
	2020	2019
United States	$49,902	$44,446
Others	23,996	19,663
Total	$73,898	$64,109
Percentage of revenue by geographic area:
United States	68%	69%
Other	32%	31%
Other than the United States, no individual country exceeded 10% of total revenue for the three months ended April 30, 2020 and 2019.
Long-lived assets
Long-lived assets, which consist of property and equipment, net, purchased intangible assets, net and operating lease ROU assets by geographic location is based on the location of the legal entity that owns the asset. As of April 30, 2020, no individual country exceeded 10% of total long-lived assets other than the United States.

Note 13. Leases
The Company has non-cancelable operating leases for its offices located in the U.S. and abroad. As of April 30, 2020, these leases expire on various dates between 2020 and 2030. Certain lease agreements include one or more options to renew, with renewal terms that can extend the lease from one to seven years. The Company has the right to exercise or forego the lease renewal options. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The components of leases and lease costs were as follows (in thousands):

	April 30, 2020	January 31, 2020
Operating Leases
Operating lease right-of-use assets	$52,857	$54,286

Operating lease liabilities, current portion	6,268	5,755
Operating lease liabilities, net of current portion	60,359	62,307
Total operating lease liabilities	$66,627	$68,062

	Three Months Ended April 30,
	2020	2019
Lease Cost
Operating lease cost[1]	$2,963	$2,116
(1) Includes short-term lease costs of $0.1 million for the three months ended April 30, 2020 and 2019.
The future maturities of operating lease liabilities were as follows (in thousands):

Maturities of Operating Lease Liabilities
Years Ending January 31,
2021 (remainder of the year)	$6,227
2022	12,016
2023	11,573
2024	9,562
2025	6,386
Thereafter	36,139
Total lease payments	81,903
Less imputed interest	(15,276)
Present value of lease liabilities	$66,627
Other supplemental information includes the following (dollars in thousands):

	April 30, 2020	January 31, 2020
Lease Term and Discount Rate
Weighted-average remaining operating lease term (years)	8.2	8.3
Weighted-average operating lease discount rate	4.7%	4.7%

	Three Months Ended April 30,
	2020	2019
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases	$3,175	$2,186
Operating cash flows resulting from operating leases	$3,175	$2,186
New right-of-use assets obtained in exchange for lease liabilities:
Operating leases obtained	$857	$597
As of April 30, 2020, the Company had $3.3 million of undiscounted future payments for an operating lease that has not yet commenced, which is excluded from the tables above and is not yet recognized in the Company's consolidated balance sheets. This operating lease is expected to commence in in the current fiscal year and has a lease term of three years.
Note 14. Commitments and Contingencies
Letters of Credit
In connection with the execution of certain facility leases, the Company had bank issued irrevocable letters of credit for $4.7 million as of April 30, 2020 and January 31, 2020. No draws have been made under such letters of credit.
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
Securities Class Actions
In June 2019, a securities class action lawsuit was filed in the U.S. District Court for the Northern District of California naming the Company and certain of its officers as defendants. The complaint purports to bring suit on behalf of stockholders who purchased or otherwise acquired the Company’s securities between April 12, 2018 and May 30, 2019. The complaint alleges that defendants made false and misleading statements about the Company’s business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (Exchange Act), and seeks unspecified compensatory damages, fees and costs. In November 2019, the lead plaintiff filed a consolidated amended complaint asserting the same claims. In April 2020, the Court denied defendants’ motion to dismiss.
In April and May 2020, two putative securities class action lawsuits were filed in the Superior Court of the State of California, County of San Mateo, naming as defendants the Company and certain of its current and former officers, its directors and the underwriters of the Company’s IPO. The complaints purport to bring suit on behalf of stockholders who purchased or otherwise acquired the Company’s securities pursuant or traceable to the Registration Statement and Prospectus issued in connection with the Company’s IPO and allege claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The suits seek unspecified damages and other relief.
Given the procedural posture and the nature of such litigation matters, including that the proceedings are in the early stages, the Company is unable to estimate the reasonably possible loss or range of loss, if any, that may result from these matters.
Derivative Litigation
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
In May and June 2020, two stockholder derivative lawsuits were filed in the U.S. District Court for the District of Delaware against certain of the Company’s directors and current and former executive officers. The derivative actions allege claims based on events similar to those in the securities class action and the derivative action pending in the Northern District of California and assert causes of action against the individual defendants for breach of fiduciary duty, unjust enrichment, waste of corporate assets, contribution, and for making false and misleading statements about the Company’s business, operations, and prospects in violation of Section 14(a) of the Exchange Act. Plaintiff seeks corporate reforms, unspecified damages and restitution, and fees and costs.
Given the procedural posture and the nature of such litigation matters, including that the proceedings are in the early stages, the Company is unable to estimate the reasonably possible loss or range of loss, if any, that may result from these matters.
Other Contractual Obligations
As of April 30, 2020, the Company had a contractual obligation to make $4.3 million in purchases, primarily for cloud computing services provided by one of its vendors by September 30, 2020.

Note 15. Income Taxes
The following table reflects the Company's income tax provision, pretax loss and effective tax rate for the periods presented (in thousands, except percentages):

	Three Months Ended April 30,
	2020	2019
Loss before income taxes	$(17,325)	$(20,348)
Income tax provision	163	244
Effective tax rate	(0.9)%	(1.2)%
The effective tax rates differ from the statutory rates primarily as a result of providing no benefit on pretax losses incurred in the United States, as the Company has determined that the benefit of the losses is not more likely than not to be realized.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. Changes in tax laws or rates are accounted for in the period of enactment. The income tax provisions of the CARES Act did not have a significant impact on the Company's current taxes, deferred taxes, and uncertain tax positions.
Note 16. Stockholders' Equity
Preferred Stock
As of April 30, 2020, the Company had authorized 10 million shares of preferred stock, each with a par value of $0.0001 per share. As of April 30, 2020, no shares of preferred stock were issued and outstanding.
Common Stock
Prior to the Company's IPO, which was effective in April 2018, all shares of common stock then outstanding were reclassified into Class B common stock. Shares offered and sold in the IPO consisted of newly authorized shares of Class A common stock.
As of April 30, 2020, the Company had authorized 500 million shares of Class A common stock and 500 million shares of Class B common stock, each with a par value of $0.0001 per share. As of April 30, 2020, 99.7 million shares of Class A common stock and 16.1 million shares of Class B common stock were issued and outstanding.
Holders of Class A and Class B common stock are entitled to one vote per share and ten votes per share, respectively, and the shares of Class A common stock and Class B common stock are identical, except for voting and conversion rights.
Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive loss were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain on Available-for-Sale Securities	Total
Balance, January 31, 2020	$95	$93	$188
Foreign currency translation adjustment	(427)	—	(427)
Unrealized gain on available-for-sale securities	—	157	157
Balance, April 30, 2020	$(332)	$250	$(82)
There were no material reclassifications out of accumulated other comprehensive loss during the three months ended April 30, 2020. Additionally, there was no material tax impact on the amounts presented.

Note 17. Employee Stock Plans
Equity Incentive Plans
In March 2018, the Company’s Board of Directors adopted and its stockholders approved the 2018 Equity Incentive Plan (2018 Plan). The 2018 Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, RSUs, performance awards, and stock bonuses. As of April 30, 2020, approximately 22.5 million shares of Class A common stock were reserved and available for issuance under the 2018 Plan. In addition, as of April 30, 2020, 9.5 million stock options and RSUs exercisable or settleable for Class B common stock were outstanding in the aggregate under the Company’s 2006 Stock Plan (2006 Plan) and 2015 Equity Incentive Plan (2015 Plan), which plans were terminated in May 2015 and April 2018, respectively. The 2006 Plan and 2015 Plan continue to govern outstanding equity awards granted thereunder.
Stock Options
The following table summarizes stock option activity and related information (in thousands, except weighted-average exercise price and average remaining contractual term):

	Shares Subject To Outstanding Stock Options	Weighted-Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of January 31, 2020	13,701	$7.64	6.9	$107,186
Granted	83	10.57
Exercised	(856)	4.70
Forfeited	(351)	9.29
Balance as of April 30, 2020	12,577	7.81	6.6	55,892
Exercisable as of April 30, 2020	9,373	5.94	5.9	55,664
Vested and expected to vest as of April 30, 2020	12,189	7.63	6.5	55,490
The weighted-average grant date fair value per share of options granted during the three months ended April 30, 2020 and 2019 was $4.21 and $9.87, respectively. The aggregate intrinsic value of options exercised during the three months ended April 30, 2020 and 2019 was $7.5 million and $20.7 million, respectively. As of April 30, 2020, there was $24.0 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average of 2.5 years.
The Company used the Black-Scholes option-pricing model to estimate the fair value of its stock options granted with the following assumptions:

	Three Months Ended April 30,
	2020	2019
Expected volatility	41.4%	39.0%
Expected term (years)	6.1	6.1
Risk-free interest rate	0.5%	2.5%
Expected dividend yield	—	—
Options Subject to Early Exercise
At the discretion of the Company’s Board of Directors, certain options may be exercisable immediately at the date of grant but are subject to a repurchase right, under which the Company may buy back any unvested shares at the lower of their original exercise price or then current fair market value in the event of an employee’s termination prior to vesting. The consideration received for an exercise of an unvested option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The liabilities are reclassified into equity as the awards vest. As of April 30, 2020 and January 31, 2020, early exercised stock options did not have a material impact on our consolidated financial statements.

RSU and Restricted Stock Award Activity
The following table summarizes RSU and restricted stock award activity and related information for the three months ended April 30, 2020 (in thousands, except weighted-average grant date fair value):

	Number of RSU and Restricted Shares Outstanding	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2020	5,029	$18.09
Granted	590	12.23
Vested	(405)	17.72
Forfeited	(220)	19.94
Balance as of April 30, 2020	4,994	17.35
As of April 30, 2020, there was $73.4 million of unrecognized compensation cost related to unvested RSUs and restricted stock awards, which is expected to be recognized over a weighted average of 3.1 years.
2018 Employee Stock Purchase Plan
In March 2018, the Company's Board of Directors adopted and its stockholders approved the 2018 Employee Stock Purchase Plan (ESPP). A total of 3.8 million shares of Class A common stock were reserved and available for issuance under the ESPP as of April 30, 2020. The ESPP provides for 24-month offering periods beginning June 15 and December 15 of each year, and each offering period contains four six-month purchase periods. On each purchase date, ESPP participants will purchase shares of the Company’s Class A common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Class A common stock on the offering date or (2) the fair market value of the Class A common stock on the purchase date.
As of April 30, 2020, there was approximately $2.7 million of unrecognized stock-based compensation expense related to the ESPP which is expected to be recognized over a weighted average of 0.9 years.
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories in the accompanying unaudited condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended April 30,
	2020	2019
Cost of subscription revenue	$852	$493
Cost of professional services revenue	1,650	1,359
Research and development	3,542	3,191
Sales and marketing	3,005	1,852
General and administrative	1,835	1,064
Total stock-based compensation expense	$10,884	$7,959

Note 18. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended April 30,
	2020	2019
Numerator:
Net loss	$(17,488)	$(20,592)
Denominator:
Weighted-average common shares outstanding, basic and diluted	115,139	108,821
Net loss per share, basic and diluted	$(0.15)	$(0.19)
Since the Company was in a loss position for all periods presented, basic net loss per share attributable to common stockholders is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	April 30,
	2020	2019
Issued and outstanding stock options	12,577	13,357
Unvested RSUs and restricted stock issued and outstanding	4,994	2,969
Shares committed under ESPP	300	347
Total	17,871	16,673

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 31, 2020 filed with the Securities and Exchange Commission (SEC) on March 31, 2020 (Annual Report). As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, including, but not limited to, risks and uncertainties related to the impact of the COVID-19 pandemic on our business,as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Form 10-Q and in our Annual Report. Our fiscal year ends on January 31.
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
COVID-19 Pandemic Impact
Although the COVID-19 pandemic has caused certain disruptions to our business operations—such as delays and lengthening of our customary sales cycles and postponed implementations, certain customers not purchasing or renewing our products or services, requests for extended payment terms and contract restructurings by certain customers more severely impacted by the pandemic, challenges in sales and customer success efforts due to travel restrictions, and shifting certain customer events to virtual-only experiences—these disruptions have not had a material adverse impact on our financial statements for the quarter ended April 30, 2020.
Because our products are offered as subscription-based licenses and a portion of that revenue is recognized over time, the effect of the pandemic may not be fully reflected in our operating results until future periods. The extent to which the COVID-19 pandemic impacts our business operations in future periods will depend on multiple uncertain factors, including the duration and severity of the pandemic, its overall negative impact on the global economy generally and on our customers, which operate in numerous industries, and continued responses by governments and businesses to COVID-19.
We are continuing to monitor the impact of the COVID-19 pandemic on our business operations and financial results. As a prudent cost-saving measure and to preserve cash, we have implemented plans to manage our costs in certain areas such as travel, events, and marketing and have reduced our pace of hiring while continuing to prioritize new headcount critical to operations, sales and customer support. To the extent the business disruption continues for an extended period, additional cost management actions may be considered. The uncertainty surrounding the COVID-19 pandemic and its impact on the global economy could also lead to a more significant adverse impact on our business operations and financial performance in the future.
See Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for further discussion of the possible impact of the COVID-19 pandemic on our business and financial results.

Fiscal First Quarter Business Highlights and Recent Developments:
•Launched Zuora Revenue, a new update to RevPro and fully integrated with the entire Zuora order-to-revenue (OTR) suite of applications, with new features that enable companies to achieve a faster quarter close, minimize compliance risk, and more precisely forecast the revenue impact of business decisions.
•Announced the next generation of its Zuora® Central Platform and for six months, customers will receive free access to Zuora Workflow software for five specific use cases to address common challenges in response to COVID-19.
•Launched the Subscribed Strategy Group, to provide customers with strategic guidance on the development and execution of business strategies to win in the Subscription Economy.
•Customers with ACV exceeding $100,000 totaled 643 as of April 30, 2020, an increase of 18% compared to last year. We expect this metric to increase on a long-term basis, although we may experience fluctuations as we continue working to improve our overall sales motion.
•Customer transaction volume through Zuora's billing platform was $12.3 billion as of April 30, 2020, an increase of 27% compared to last year.
•Announced Todd McElhatton will be joining as Zuora's Chief Financial Officer effective June 22, 2020.
Fiscal First Quarter Financial Performance Summary:
Our financial performance for the three months ended April 30, 2020 compared to the three months ended April 30, 2019 reflects the following:
•Subscription revenues were $56.9 million, an increase of $9.6 million, or 20%; and total revenues were $73.9 million, an increase of $9.8 million, or 15%.
•Gross profit was $41.6 million, or 56% of total of revenue, compared to $32.1 million, or 50% of total revenue.
•Loss from operations was $17.7 million, or 24% of total revenue, compared to a loss of $20.9 million, or 33% of total revenue.
Key Operational and Financial Metrics
We monitor the following key operational and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:
Customers with Annual Contract Value (ACV) Equal to or Greater than $100,000
We believe our ability to enter into larger contracts is indicative of broader adoption of our solution by larger organizations. It also reflects our ability to expand our revenue footprint within our current customer base. We define ACV as the subscription revenue we would contractually expect to recognize from that customer over the next twelve months, assuming no increases or reductions in their subscriptions. We define the number of customers at the end of any particular period as the number of parties or organizations that have entered into a distinct subscription contract with us for which the term has not ended. Each party with which we have entered into a distinct subscription contract is considered a unique customer, and in some cases, there may be more than one customer within a single organization. We have increased the number of customers with ACV equal to or greater than $100,000 to 643 as of April 30, 2020, as compared to 546 customers as of April 30, 2019.
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

Current period ACV includes any upsells and also reflects contraction or attrition over the trailing twelve months, but excludes revenue from new customers added in the current period. We then divide the current period ACV by the prior period ACV to arrive at our dollar-based retention rate. Our dollar-based retention rate was 103% as of April 30, 2020, compared to 104% as of January 31, 2020. We expect that the dollar-based retention rate will experience slight downward pressure for the remainder of the fiscal year.
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
Sales and marketing. Sales and marketing expense consists primarily of employee compensation costs, including amortization of deferred commissions related to for our sales personnel, allocated overhead, costs of general marketing and promotional activities, and travel costs. Commission costs that are incremental to obtaining a contract are amortized in sales and marketing expense over the period of benefit, which is expected to be five years. While our sales and marketing expense as a percentage of total revenue has decreased slightly in recent periods, we expect to continue to make significant investments as we expand our customer acquisition and retention efforts. Therefore, we expect that sales and marketing expense will increase in absolute dollars but may vary as a percentage of total revenue for the foreseeable future.
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

Results of Operations
The following tables set forth our unaudited condensed consolidated results of operations for the periods presented in dollars and as a percentage of our total revenue (in thousands):

	Three Months Ended April 30,
	2020	2019
Revenue:
Subscription	$56,896	$47,311
Professional services	17,002	16,798
Total revenue	73,898	64,109
Cost of revenue:
Subscription¹	13,615	11,933
Professional services¹	18,682	20,098
Total cost of revenue	32,297	32,031
Gross profit	41,601	32,078
Operating expenses:
Research and development¹	17,543	17,015
Sales and marketing¹	28,496	25,501
General and administrative¹	13,265	10,445
Total operating expenses	59,304	52,961
Loss from operations	(17,703)	(20,883)
Interest and other income (expense), net	378	535
Loss before income taxes	(17,325)	(20,348)
Income tax provision	163	244
Net loss	$(17,488)	$(20,592)
(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended April 30,
	2020	2019
Cost of subscription revenue	$852	$493
Cost of professional services revenue	1,650	1,359
Research and development	3,542	3,191
Sales and marketing	3,005	1,852
General and administrative	1,835	1,064
Total stock-based compensation expense	$10,884	$7,959

	Three Months Ended April 30,
	2020	2019
Revenue:
Subscription	77%	74%
Professional services	23	26
Total revenue	100	100
Cost of revenue:
Subscription	18	19
Professional services	25	31
Total cost of revenue	44	50
Gross profit	56	50
Operating expenses:
Research and development	24	27
Sales and marketing	39	40
General and administrative	18	16
Total operating expenses	80	83
Loss from operations	(24)	(33)
Interest and other income (expense), net	1	1
Loss before income taxes	(23)	(32)
Income tax provision	—	—
Net loss	(24)%	(32)%

Comparison of the Three Months Ended April 30, 2020 and 2019
Revenue

	Three Months Ended April 30,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscription	$56,896	$47,311	$9,585	20%
Professional services	17,002	16,798	204	1%
Total revenue	$73,898	$64,109	$9,789	15%
Percentage of revenue:
Subscription	77%	74%
Professional services	23	26
Total revenue	100%	100%

Subscription revenue increased by $9.6 million, or 20%, for the three months ended April 30, 2020 compared to the three months ended April 30, 2019. The increase was driven by growth in our customer base, including both new and existing customers. New customers contributed approximately $5.7 million of the increase in subscription revenue for the three months ended April 30, 2020 compared to the prior year period, while sales of additional products to our existing customers contributed the remainder. We calculate subscription revenue from new customers during the quarter by adding the revenue recognized from new customers acquired in the 12 months prior to the reporting date.

Professional services revenue increased by $0.2 million, or 1%, for the three months ended April 30, 2020 compared to the three months ended April 30, 2019.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$13,615	$11,933	$1,682	14%
Professional services	18,682	20,098	(1,416)	(7)%
Total cost of revenue	$32,297	$32,031	$266	1%
Gross margin:
Subscription	76%	75%
Professional services	(10)	(20)
Total gross margin	56%	50%
Cost of subscription revenue increased by $1.7 million, or 14%, for the three months ended April 30, 2020 compared to the three months ended April 30, 2019. The increase in cost of subscription revenue was due to an increase of $1.2 million in data center costs primarily related to third-party cloud hosting as we grow and transition our data center model to the cloud, $0.6 million in compensation costs, and $0.4 million in allocated overhead including facilities expansions, partially offset by a decrease of $0.2 million in amortization of internal-use software as compared to prior year.
Cost of professional services revenue decreased by $1.4 million, or (7)%, for the three months ended April 30, 2020 compared to the three months ended April 30, 2019. The decrease in cost of professional services revenue was due to a decrease of $0.8 million in outside professional services, $0.7 million in travel costs, and $0.6 million in events, partially offset by an increase of $0.6 million in allocated overhead including facilities expansions.
Our gross margin for subscription services increased to 76% for the three months ended April 30, 2020 compared to 75% for the three months ended April 30, 2019, as we realized efficiencies in cloud hosting costs.

Our gross margin for professional services increased to (10)% for the three months ended April 30, 2020 compared to (20)% for the three months ended April 30, 2019, primarily due to increased utilization.
Operating Expenses
Research and Development

	Three Months Ended April 30,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Research and development	$17,543	$17,015	$528	3%
Percentage of total revenue	24%	27%
Research and development expense increased by $0.5 million, or 3%, for the three months ended April 30, 2020 compared to the three months ended April 30, 2019, primarily due to an increase of $0.9 million in allocated overhead including facilities expansions, $0.6 million in employee compensation costs, and $0.2 million in data center costs, partially offset by $1.0 million in higher capitalized software development costs and a decrease of $0.3 million in travel costs. Research and development expense decreased to 24% of total revenue during the three months ended April 30, 2020 from 27% during the three months ended April 30, 2019.

Sales and Marketing

	Three Months Ended April 30,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$28,496	$25,501	$2,995	12%
Percentage of total revenue	39%	40%
Sales and marketing expense increased by $3.0 million, or 12%, for the three months ended April 30, 2020 compared to the three months ended April 30, 2019, primarily due to an increase of $2.5 million in employee compensation costs, $0.8 million in allocated overhead including facilities expansions, $0.5 million in outside professional services, partially offset by a decrease $0.8 million in travel costs. Sales and marketing expense decreased to 39% of total revenue during the three months ended April 30, 2020 from 40% during the three months ended April 30, 2019.
General and Administrative

	Three Months Ended April 30,
	2020	2019	$ Change	% Change
	(dollars in thousands)
General and administrative	$13,265	$10,445	$2,820	27%
Percentage of total revenue	18%	16%
General and administrative expense increased by $2.8 million, or 27%, for the three months ended April 30, 2020 compared to the three months ended April 30, 2019, primarily due to an increase of $1.0 million in employee compensation costs from increased headcount, $1.0 million in outside professional services, and $0.6 million in allocated overhead including facilities expansions. General and administrative expense increased to 18% of total revenue during the three months ended April 30, 2020 from 16% during the three months ended April 30, 2019.
Interest and Other Income (Expense), Net

	Three Months Ended April 30,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Interest and other income (expense), net	$378	$535	$(157)	(29)%
Interest and other income (expense), net decreased by $0.2 million for the three months ended April 30, 2020 compared to the three months ended April 30, 2019, primarily due to a decrease of $0.4 million related to short-term investments, partially offset by $0.2 million in net gains related to the revaluation of cash, accounts receivable and payables recorded in a foreign currency.
Income Tax Provision

	Three Months Ended April 30,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Income tax provision	$163	$244	$(81)	(33)%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the three months ended April 30, 2020 and 2019, we recorded a tax provision of $0.2 million on losses before income taxes of $17.3 million and $20.3 million, respectively. The effective tax rates for the three months ended April 30, 2020 and 2019 were (0.9)% and (1.2)%, respectively. The effective tax rate differs from the statutory rate primarily as a result of providing no benefit on pretax losses incurred in the United States. For the three months ended April

30, 2020 and 2019, we maintained a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.
Liquidity and Capital Resources
As of April 30, 2020, we had cash and cash equivalents and short-term investments of $172.6 million. Since inception, we have financed our operations primarily through the net proceeds we received through public and private sales of our equity securities, payments received from customers for subscription and professional services, and borrowings from our Debt Agreement.
We believe our existing cash and cash equivalents and short-term investment balances, funds available under our Debt Agreement, and cash provided by subscriptions to our platform and related professional services will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. We have taken into account the current COVID-19 pandemic effects, including customer requests for extended payment terms and contract restructuring, in our assessment of the sufficiency of our liquidity and capital resources. We will continue to monitor our financial position as any pandemic-related challenges develop over time. Our future capital requirements will depend on many factors, including the rate of our revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings, and the continuing market adoption of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may elect to or may be required to seek additional equity or debt financing. Sales of additional equity could result in dilution to our stockholders. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies, it could reduce our ability to compete successfully and harm our results of operations.
Debt Agreement
See Note 10. Debt to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information about our Debt Agreement.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended April 30,
	2020	2019
Net cash provided by (used in) operating activities	$2,951	$(2,162)
Net cash provided by (used in) investing activities	24,990	(9,985)
Net cash provided by financing activities	2,905	4,806
Effect of exchange rates on cash and cash equivalents	(427)	(75)
Net increase (decrease) in cash and cash equivalents	$30,419	$(7,416)
Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription and professional services. Our primary uses of cash from operating activities are for employee-related expenditures, marketing expenses, third-party consulting expenses, facilities costs, and third-party hosting costs.
For the three months ended April 30, 2020, net cash provided by operating activities was $3.0 million, which consisted of a net loss of $17.5 million adjusted for non-cash charges and net cash inflows from changes in our operating assets and liabilities of $20.4 million. Non-cash charges, which primarily consisted of stock-based compensation; depreciation, amortization and accretion of property and equipment, purchased intangible assets and lease liabilities; amortization of deferred commissions; and reduction in carrying amount of ROU assets, increased compared to the same period last year primarily as a result of growth in our business operations. Net cash inflows from changes in operating assets and liabilities decreased $2.8 million compared to last year primarily due to timing of cash receipts, accruals and payments, including higher lease payments related to our new company headquarters, as well as a reduction in our deferred revenue balance compared to an increase last year.
For the three months ended April 30, 2019, net cash used in operating activities was $2.2 million, which consisted of a net loss of $20.6 million adjusted for non-cash charges of $15.6 million and net cash inflows of $2.8 million provided by changes in our operating assets and liabilities. Non-cash charges, which primarily consisted of stock-based compensation; depreciation, amortization and accretion of property and equipment, purchased intangible assets and lease liabilities; amortization of deferred commissions; and reduction in carrying amount of ROU assets, increased compared to the same period in fiscal 2019 primarily as a result of growth in our business operations. Net cash inflows from changes in operating assets and liabilities increased $2.4 million compared to the same period in fiscal 2019 primarily due to timing of cash receipts, accruals and payments, including growth in employee contributions to our 2018 ESPP plan.
Investing Activities
Net cash provided by investing activities for the three months ended April 30, 2020 of $25.0 million was primarily due to $41.0 million in sales and maturities of short-term investments, partially offset by $5.1 million in purchases of property and equipment, including capitalized internal-use software, and $10.9 million in purchases of short-term investments.
Net cash used in investing activities for the three months ended April 30, 2019 of $10.0 million was primarily due to $8.3 million used by us to purchase additional short-term investments, and $1.7 million in purchases of property and equipment and capitalized internal-use software.
Financing Activities
Cash provided by financing activities for the three months ended April 30, 2020 of $2.9 million was primarily due to $4.0 million of stock option exercise proceeds, partially offset by $1.1 million of debt principal payments.
Cash provided by financing activities for the three months ended April 30, 2019 of $4.8 million was primarily due to stock option exercise proceeds.
Off-Balance Sheet Arrangements
As of April 30, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Obligations and Other Commitments
Our principal commitments consist of obligations under our operating leases for office space, our Debt Agreement and obligation to purchase cloud hosting services. The following table summarizes our contractual obligations as of April 30, 2020 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations¹	$85,237	$10,096	$25,236	$15,319	$34,586
Debt principal and interest²	9,767	4,663	5,104	—	—
Other contractual obligations³	4,319	4,319	—	—	—
	$99,323	$19,078	$30,340	$15,319	$34,586
_________________________________
(1) We lease our facilities under long-term operating leases which expire on varying dates through June 2030. The lease agreements often contain provisions which require us to pay taxes, insurance, and maintenance costs.
(2) Debt principal and interest includes amounts owed under our Debt Agreement with Silicon Valley Bank including principal, interest and a $0.2 million facility fee on the term loan. Interest payments were calculated using the applicable rate as of April 30, 2020. See Note 10. Debt of the notes to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information.

(3) Represents contractual obligations to make purchases, primarily related to cloud computing services from one of our vendors by September 30, 2020.
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us, or from data breaches or intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. As of April 30, 2020, no demands had been made upon us to provide indemnification under such agreements and there were no claims that we are aware of that could have a material effect on our consolidated balance sheets, consolidated statements of operations and comprehensive loss, or consolidated statements of cash flows.
As of April 30, 2020, we had accrued liabilities related to uncertain tax positions, which are reflected in our unaudited condensed consolidated balance sheets. These accrued liabilities are not reflected in the table above since it is unclear when these liabilities will be repaid.
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
Our significant accounting policies are discussed in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2019, filed with the SEC on March 31, 2020. Any significant changes to these policies during the three months ended April 30, 2020 are described in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements to our condensed consolidated financial statements provided herein.
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

	Three Months Ended April 30,
	2020	2019
GAAP loss from operations	$(17,703)	$(20,883)
Add / (Subtract):
Stock-based compensation expense	10,884	7,959
Amortization of acquired intangibles	423	503
Internal-use software	(1,279)	(71)
Non-GAAP loss from operations	$(7,675)	$(12,492)
Free Cash Flow
We define free cash flow as net cash provided by (used in) operating activities, less cash used for purchases of property and equipment. We exclude purchases of property and equipment from our free cash flow because we consider these capital expenditures to be a necessary component of our ongoing operations. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can possibly be used for investing in our business and strengthening our balance sheet, but it is not intended to represent the residual cash flow available for discretionary expenditures.

	Three Months Ended April 30,
	2020	2019
Net cash provided by (used in) operating activities	$2,951	$(2,162)
Less:
Purchases of property and equipment	(5,120)	(1,676)
Free cash flow	$(2,169)	$(3,838)

Growth Efficiency Index
We define GEI as the trailing 12-months sales and marketing expense, excluding trailing 12-months stock-based compensation expense, divided by the year-over-year increase in the trailing 12-month subscription revenue. We consider GEI as a metric of our operational efficiencies and believe GEI provides useful information to management and investors about how much sales and marketing expense we incur to attain new revenue. A lower GEI indicates lower sales and marketing spending to acquire incremental revenue and reflects increased operational efficiencies. Our GEI was 2.5 and 2.1 as of April 30, 2020 and 2019, respectively. We expect to experience fluctuations in GEI as we grow and scale our business.
The following table includes the information needed to reconcile GEI:

	April 30, 2020	April 30, 2019
GAAP sales and marketing expense	$111,259	$98,890
Less:
Stock-based compensation expense	(12,282)	(7,646)
Non-GAAP sales and marketing expense	$98,977	$91,244
Change in GAAP subscription revenue	$39,913	$43,980
GEI	2.5	2.1

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
Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Our sales are typically denominated in the local currency of the country in which the customer resides. The majority of our sales are made in the United States and those sales are denominated in U.S. dollars. Therefore, the portion of our revenue that is subject to significant foreign currency risk is limited. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Europe, China, India, Japan, and Australia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. Volatile market conditions arising from the COVID-19 pandemic may result in significant changes in exchange rates, and, in particular, a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and net income (loss) as expressed in U.S. dollars. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. For the three months ended April 30, 2020, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our accompanying unaudited condensed consolidated financial statements.
Interest Rate Risk
We had cash and cash equivalents and short-term investments of $172.6 million as of April 30, 2020. Our cash and cash equivalents and short-term investments are held for working capital purposes. We do not make investments for trading or speculative purposes.
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
As of April 30, 2020, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents and short-term investments. Fluctuations in the value of our cash equivalents and short-term investments caused by a change in interest rates (gains or losses on the carrying value) are recorded in accumulated other comprehensive loss, and are realized only if we sell the underlying securities prior to maturity. In addition, a hypothetical 10% relative change in interest rates would not have had a material impact on our operating results for the three months ended April 30, 2020.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2020. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that as of April 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding its required disclosure.
Changes in Internal Control Over Financial Reporting
We continue to monitor the design and operating effectiveness of our internal controls for any effect resulting from the COVID-19 pandemic in order to minimize any potential impacts. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Interim Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Accordingly, our disclosure controls and procedures provide reasonable assurance of achieving their objectives.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be subject to legal proceedings, as well as demands, claims and threatened litigation. Other than the matters described in Note 14. Commitments and Contingencies in the notes to our unaudited condensed consolidated financial statements, we are not currently party to any material legal proceedings or claims, nor are we aware of any pending or threatened litigation or claims that could have a material adverse effect on our business, operating results, cash flows, or financial condition should such litigation or claim be resolved unfavorably. The outcomes of our legal proceedings and other contingencies are inherently unpredictable, subject to significant uncertainties, and could be material to our operating results and cash flows for a particular period. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
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
Risks Related to Our Business and Industry
The ongoing COVID-19 pandemic could adversely affect our business, financial condition, results of operations, and cash flows.
The ongoing COVID-19 pandemic has resulted in widespread disruptions across the United States and the world and is impacting worldwide economic activity and financial markets. In light of the uncertain and rapidly evolving situation relating to the spread of the disease, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers and the communities in which we operate, which could negatively impact our business. Like many companies, including our customers and prospects, most of our employees are working from home, we have limited all non-essential business travel, have shifted certain of our customer events, such as Subscribed 2020 in the San Francisco Bay Area, to virtual-only experiences and we may deem it advisable to similarly alter, postpone or cancel additional customer, employee or industry events in the future. We have modified certain other business practices to conform to government restrictions and best practices encouraged by government and regulatory authorities and such measures could negatively impact our business.
The ongoing effects of the COVID-19 pandemic and the precautionary measures that we have adopted have resulted in, and could continue to result in, customers not purchasing or renewing our products or services, a significant delay or lengthening of our sales cycles, a negative impact to our customer success and sales and marketing efforts, difficulties or changes to our customer support, or could create operational or other challenges, any of which could harm our business and operating results. We continue to monitor the situation and may adjust our current policies as more information and public health guidance become available. In certain customer segments that have been more severely impacted by the COVID-19 pandemic such as small- and medium-sized businesses and certain industries like hospitality and travel, we have experienced, and expect to continue to experience, a reduced ability or willingness to purchase our solutions, delayed purchasing decisions or project implementation timing of prospective customers, reduced value or duration of subscription contracts, or a negative impact to attrition rates. Such disruptions have resulted, and may continue to result, in requests from customers for payment or pricing concessions, such as in the form of extended payment terms or restructuring of contracts, and in customers limiting their spending, which, in certain cases, have resulted in customers not purchasing or renewing our products or services. Historically, a significant portion of our field sales and professional services have been conducted in person. Currently, as a result of the work and travel restrictions related to the COVID-19 pandemic, substantially all of our sales and professional services activities are being conducted remotely. As of the date of this Quarterly Report on Form 10-Q, we do not yet know the extent of the negative impact on our ability to attract new customers or retain and expand existing customers. If the impact of the COVID-19 pandemic deepens or extends into other customer segments, these conditions could further adversely affect the rate of billings and subscription management solutions spending of our customers, our sales cycles could be further extended or delayed, our ability to close transactions with new and existing customers and partners may be negatively impacted, our ability to recognize revenue from software transactions we do close may be negatively impacted due to implementation delays or other factors, our demand generation activities, and the efficiency and effectiveness of those activities, may be negatively affected, and our ability to provide 24x7 worldwide support to our customers may be negatively affected, any of which may make it difficult for us to forecast our sales and operating results and to make decisions about future investments. These and other potential effects on our business due to the COVID-19 pandemic may be significant and could materially harm our business operating results and financial condition.
More generally, the COVID-19 pandemic has had, and could continue to have, an adverse effect on economies and financial markets globally, potentially leading to an economic downturn, which could decrease technology spending and adversely affect demand for our products and services. Any prolonged economic downturn or recession as a result of the COVID-19 pandemic could materially harm the business and operating results of our company and our customers, resulting in potential business closures and layoffs of employees, which effects may continue even after the COVID-19 pandemic is contained. The occurrence of any such events may lead to a reduction in the capital and operating budgets we or our customers have available, which could harm our business, financial condition and operating results. It is not possible at this time to estimate the impact that COVID-19 could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.
The trading prices for our common stock and that of other publicly traded technology companies have been highly volatile as a result of the COVID-19 pandemic, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression or other sustained adverse market event resulting from the spread of COVID-19 could materially and adversely affect our business and the value of our common stock.
Because we sell our solutions primarily on a subscription basis, the effect of the pandemic may not be fully reflected in our operating results until future periods. While we are developing and implementing risk mitigation plans and are actively managing recurring expenses, including reducing our pace of hiring and prioritizing headcount critical to operations and customer-related matters, decreasing costs associated with travel and marketing, and delaying certain other non-essential expenditures, these measures may not be sufficient to prevent adverse impacts on our business and financial condition from COVID-19. The degree to which the COVID-19 pandemic may impact our results of operations and financial condition is unknown at this time and will depend on future developments, including the geographic spread of COVID-19, the severity and the duration of the pandemic, and further actions that may be taken by governmental authorities or businesses.To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this ‘‘Risk Factors’’ section.
We have a history of net losses, anticipate increasing our operating expenses in the future, and may not achieve or sustain profitability.
We have incurred net losses in each fiscal year since inception, including net losses of $83.4 million, $72.7 million, and $39.4 million in fiscal 2020, fiscal 2019, and fiscal 2018, respectively. We expect to incur net losses for the foreseeable future. As of April 30, 2020, we had an accumulated deficit of $408.3 million. We expect to make significant future expenditures related to the development and expansion of our business, including increasing our overall customer base, expanding relationships with existing customers, entering new vertical markets, expanding our global footprint, expanding and leveraging our relationships with strategic partners including GSIs to accelerate our growth, optimizing pricing and packaging, and expanding our operations and infrastructure, both domestically and internationally, and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these increased expenses. Some or all of the foregoing initiatives may be temporarily delayed or re-evaluated as part of our efforts to mitigate the effects of the COVID-19 pandemic on our business, which may negatively affect our ability to expand our operations and maintain or increase our sales. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.

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
•the overall level of corporate spending and spending on billing and subscription management solutions by our customers and prospects, including the impact of spending due to the ongoing COVID-19 pandemic;
•general economic conditions, both in domestic and foreign markets, including the continued effects on economic conditions related to the ongoing COVID-19 pandemic; and
•the price, performance, and availability of competing products and services.
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
We have experienced rapid growth and, while our hiring and expansion plans have slowed due to the impact on the economy of the COVID-19 pandemic, we continue to invest in our growth and expect to increase our rate of such investment as the economy begins to recover. If we fail to manage our growth effectively, our business, operating results, and financial condition could be adversely affected.
We have experienced rapid growth in our operations and personnel in recent years, which has placed a significant strain on our management, operations, financial infrastructure, and corporate culture. While our global hiring and expansion plans have slowed in light of the ongoing COVID-19 pandemic, we expect to continue with such plans and increase our headcount once the pandemic and economic conditions improve. If we are not able to resume our rate of global hiring and expansion efforts within a reasonable period of time, our ability to expand our operations and maintain or increase our sales may be negatively impacted.
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
Our ability to achieve significant growth in revenue in the future will depend, in large part, upon our ability to attract new customers. This may be particularly challenging where an organization has already invested substantial personnel and financial resources to integrate billings and other business and financial management tools, including custom-built solutions, into its business, as such an organization may be reluctant or unwilling to invest in new products and services. As a result, selling our solution often requires sophisticated and costly sales efforts that are targeted at senior management. During the three months ended April 30, 2020, sales and marketing expenses represented approximately 39% of our total revenue. If we fail to attract new customers and fail to maintain and expand new customer relationships, our revenue may grow more slowly than we expect and our business may be adversely affected.
Our future revenue growth also depends upon expanding sales and renewals of subscriptions to our solution with existing customers. If our existing customers do not expand their use of our solution over time or do not renew their subscriptions or if we receive requests from an increased number of customers for changes to payment or other terms as a result of the impact of COVID-19 on their businesses, our revenue may grow more slowly than expected, may not grow at all, or may decline. We expect that the dollar-based retention rate will experience slight downward pressure for the remainder of the fiscal year. Our success, in part, is dependent on our ability to cross-sell Zuora Revenue products into our existing Zuora Billing customers. If we experience delays in integration or implementation of these products, revenue from cross-selling may grow more slowly or may not grow at all. In the three months ended April 30, 2019, we temporarily slowed down implementations between our Zuora Revenue and Zuora Billing customers due to product integration challenges. This temporary slowdown resulted in lower than expected total revenues for such quarter and resulted in us lowering our financial projections. We resumed the paused customer implementations in late fiscal 2020. Some of our customers are now operationally live on our integrated product, and we continue to work with the remaining customers on their implementation of the integrated product.
While we have slowed the rate of our hiring as a result of the impacts of the COVID-19 pandemic, as the economy begins to recover from such impacts, we plan to begin increasing the pace of the continuing expansion of our sales efforts, both domestically and internationally. However, we may be unable to hire qualified sales personnel, may be unable to successfully train those sales personnel that we are able to hire, and sales personnel may not become fully productive on the timelines that we have projected or at all. In addition, mitigation and containment measures adopted by government authorities to contain the spread of COVID-19 in the United States and internationally, including travel restrictions and other requirements that limit in-person meetings, could limit our ability to establish and maintain relationships with new and existing customers. Further, although we dedicate significant resources to sales and marketing programs, including our Subscribed events, these sales and marketing programs may not have the desired effect and may not expand sales. We cannot assure you that our efforts would result in increased sales to existing customers, and additional revenue. If our efforts to expand sales and renewals to existing customers are not successful, our business and operating results could be adversely affected.
Our customers generally enter into subscription agreements with one- to three-year subscription terms and have no obligation to renew their subscriptions after the expiration of their initial subscription period. Moreover, our customers that do renew their subscriptions may renew for lower subscription or usage amounts or for shorter subscription periods. In addition, in the first year of a subscription, customers often purchase an increased level of professional services (such as training and deployment services) than they do in renewal years. Costs associated with maintaining a professional services department are relatively fixed in the short-term, while professional services revenue is dependent on the amount of billable work actually performed for customers in a period, the combination of which may result in variability in, and have a negative impact on, our gross profit. Customer renewals may decline or fluctuate as a result of a number of factors, including the breadth of early deployment, reductions in our customers’ spending levels, higher volumes of usage purchased upfront relative to actual usage during the subscription term, changes in customers’ business models and use cases, our customers’ satisfaction or dissatisfaction with our solution, our pricing or pricing structure, the pricing or capabilities of products or services offered by our competitors, or the effects of economic conditions, including as a result of the COVID-19 pandemic. If our customers do not renew their agreements with us, or renew on terms less favorable to us, our revenue may decline.
Our revenue growth and ability to achieve and sustain profitability will depend, in part, on being able to expand our direct sales force and increase the productivity of our sales force.
To date, most of our revenue has been attributable to the efforts of our direct sales force. In order to increase our revenue and achieve and sustain profitability, we must increase the size of our direct sales force, both in the United States and internationally, to generate additional revenue from new and existing customers. As a result of the COVID-19 pandemic, we may not be able to hire as quickly as planned and it may be more challenging to entice qualified personnel to leave their current positions to join us.
There is also significant competition for sales personnel with the skills and technical knowledge that we require. Because our solution is often sold to large enterprises and involves long sales cycle and complex customer requirements, it is more difficult to find sales personnel with the specific skills and technical knowledge needed to sell our solution and, even if we are able to hire qualified personnel, doing so may be expensive. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of direct sales personnel to support our growth. Due to the complexities of our customer needs, new sales personnel require significant training and can take a number of months to achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect and if our new sales employees do not become fully productive on the timelines that we have projected or at all, our revenue will not increase at anticipated levels and our ability to achieve long-term projections may be negatively impacted.
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
We periodically change and make adjustments to our sales organization in response to market opportunities, competitive threats, management changes, product and service introductions or enhancements, acquisitions, sales performance, increases in sales headcount, cost levels, and other internal and external considerations, including potential changes and uncertainties associated with the ongoing COVID-19 pandemic. For example, in late October 2019, Robert Traube joined Zuora as our Chief Revenue Officer leading the sales organization. This and future changes in our sales organization may result in a temporary reduction of productivity, which could negatively affect our rate of growth. In addition, any significant change to the way we structure our compensation of our sales organization may be disruptive and may affect our revenue growth.
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
Security breaches and other security incidents could result in the loss of information, disruption of services, litigation, indemnity obligations, penalties, and other liability. If our security measures or those of our service providers are breached, or are perceived to have been breached, as a result of third-party action, including cyber-attacks or other intentional misconduct by computer hackers, employee error, malfeasance, or otherwise, and someone obtains unauthorized access to our data or other data we or our service providers maintain, including sensitive customer data, personal information, intellectual property, and other confidential business information, we could face loss of business, lawsuits or claims, regulatory investigations, or orders, and our reputation could be severely damaged. We, and our third-party partners, have security measures and disaster response plans in place to help protect our customers’ data, our own data and information, and our platform, networks, and other systems against unauthorized access or inadvertent exposure. However, we cannot assure that these security measures and disaster response plans will be effective against all security threats and natural disasters. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems during the COVID-19 pandemic, could compromise our ability to perform our day-to-day operations in a timely manner, which could negatively impact our business or delay our financial reporting. Such failures could materially adversely affect our operating results and financial condition.

We have in the past experienced security incidents and breaches and may in the future experience additional security incidents or breaches. The COVID-19 pandemic is generally increasing the attack surface available for exploitation, as more companies and individuals work online and work remotely, and as such, the risk of a cybersecurity incident potentially occurring, and our investment in risk mitigations against such an incident, is increasing. For example, there has been an increase in phishing and spam emails as well as social engineering attempts from “hackers” hoping to use the recent COVID-19 pandemic to their advantage. Although the security incidents and breaches that we have experienced to date have not had a material effect on our business, there is no assurance that our security systems or processes will prevent or mitigate more serious break-ins, tampering, security incidents or breaches or other cyber-attacks that could occur in the future.
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
We derive substantially all of our revenue and cash flows from sales of subscriptions and associated deployment of our Zuora Central platform and our Zuora Billing and Zuora Revenue products. As such, the continued growth in market demand for these products is critical to our success. Demand for our solution is affected by a number of factors, many of which are beyond our control, including the impacts of the COVID-19 pandemic on our customers and prospects, the growth or contraction of the Subscription Economy, continued market acceptance of our solution by customers for existing and new use cases, the timing of development and release of new products and services, features, and functionality introduced by our competitors, changes in accounting standards, policies, guidelines, interpretations, or principles that would impact the functionality and use of our solution, and technological change. We expect that an increasing transition to disaggregated solutions that focus on addressing specific customer use cases would continue to disrupt the enterprise software space, enabling new competitors to emerge. We cannot assure you that our solutions and future enhancements to our solution will be able to address future advances in technology or the requirements of enterprise customers. If we are unable to meet customer demands in creating a flexible solution designed to address all these needs or otherwise achieve more widespread market acceptance of our solution, our business, operating results, financial condition, and growth prospects would be adversely affected.

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
•political unrest, changes and uncertainty associated with terrorism, hostilities, war, natural disasters or pandemics, including the ongoing COVID-19 pandemic; and
•potential costs to attract, onboard, retain, and motivate qualified personnel.
The extent to which the global COVID-19 pandemic continues to impact our results will depend on future developments, which are uncertain and cannot be fully predicted, including the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken by governments and private businesses to attempt to contain and treat the disease. Any prolonged shutdown of a significant portion of global economic activity or downturn in the global economy, along with any adverse effects on industries in which our customers operate, could materially and adversely impact our business, results of operations and financial condition.

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
Our future success also depends in large part on the continued services of senior management and other key personnel. In particular, we are highly dependent on the services of Tien Tzuo, our founder, Chairman and Chief Executive Officer, who is critical to the development of our technology, platform, future vision, and strategic direction. We have recently hired a new Chief Financial Officer, Todd McElhatton, who is expected to commence his employment on June 22, 2020. We rely on our leadership team in the areas of operations, security, marketing, sales, support, and general and administrative functions, and on individual contributors on our research and development team. Our senior management and other key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason, and without notice. We do not currently maintain key-person life insurance policies on any of our officers or employees. If we lose the services of senior management or other key personnel, or if we are unable to attract, train, assimilate, and retain the highly skilled personnel we need, our business, operating results, and financial condition could be adversely affected.
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
Furthermore, our sales and implementation cycles could be interrupted or affected by other factors outside of our control. For example, as a result of the COVID-19 pandemic, many large enterprises have generally reduced or delayed technology or other discretionary spending, which, in addition to resulting in longer sales cycles, may materially and negatively impact our operating results, financial condition and prospects. Like many other companies, including our customers and prospects, our employees are working from home and we have limited all non-essential business travel. Restrictions on travel and in-person meetings could affect services delivery, delay implementations, and interrupt sales activity and we cannot predict whether, for how long, or the extent to which the COVID-19 pandemic may adversely affect our business, results of operations, and financial condition.
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
As of the date of this Quarterly Report, the impact of the outbreak of COVID-19 continues to unfold. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods and actual results could differ materially from those estimates.
The market for our revenue recognition automation software product, Zuora Revenue, is evolving as a result of the effectiveness of Topic 606, which makes it difficult to forecast adoption rates and demand for this product, and could have a material adverse effect on our business and operating results.
We have less experience marketing, determining pricing for, and selling Zuora Revenue, and we are still determining how to best market, price, and support adoption of this offering. We have directed, and intend to continue to direct, a significant portion of our financial and operating resources to develop and grow Zuora Revenue. The market for Zuora Revenue is evolving as a result of the effectiveness of Topic 606, the revenue recognition accounting standard that took effect for most public companies in January 2018. While we have seen a significant number of Zuora Revenue deployments associated with the effectiveness of Topic 606, it is uncertain whether Zuora Revenue will achieve and sustain high levels of demand and market acceptance. Our future success depends in part upon growth in this market and the ability of our Zuora Revenue product to meet the demand for revenue recognition automation solutions. We have limited experience with respect to determining the optimal prices for this solution. Companies may choose to purchase our Zuora Revenue product to comply with Topic 606 in the short-term but may develop proprietary solutions in-house or migrate toward other solutions developed by our competitors in the future. Customers may purchase Zuora Revenue as a standalone product and not purchase other core Zuora products. The rapidly evolving nature of this market, as well as other factors that are beyond our control, reduces our ability to accurately evaluate our long-term outlook and forecast annual performance. A reduction or slowdown in demand for revenue recognition automation software, caused by shifts in the marketplace, regulatory requirements, accounting standards, lack of acceptance, technological challenges, and competing solutions, could have a material adverse effect on our business, future growth, operating results, and financial condition. Moreover, in the three months ended April 30, 2019, we temporarily slowed down implementations between our Zuora Revenue and Zuora Billing customers due to product integration challenges. This temporary slowdown resulted in lower than expected total revenues for such quarter and resulted in us lowering our financial projections. We resumed the paused customer implementations in late fiscal 2020. Some of our customers are now operationally live on our integrated product, and we continue to work with the remaining customers on their implementation of the integrated product.
Our long-term success depends, in part, on our ability to expand the sales of our solution to customers located outside of the United States. Our current international operations, and any further expansion of those operations, expose us to risks that could have a material adverse effect on our business, operating results, and financial condition.
We have been recognizing increased revenue from international sales, and we conduct our business activities in various foreign countries. We currently have operations in North America, Europe, Asia, and Australia. During the three months ended April 30, 2020, we derived approximately 32% of our total revenue from customers located outside the United States. Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple cultures, customs, legal systems, regulatory systems, and commercial infrastructures. International expansion will require us to invest significant funds and other resources. Our operations in international markets may not develop at a rate that supports our level of investment. Expanding internationally may subject us to new risks that we have not faced before or increase risks that we currently face, including risks associated with:
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
•economic or political instability in countries where we may operate, including the potential effects of Brexit and the ongoing COVID-19 pandemic;
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
In addition, in recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. Economic uncertainty and associated macroeconomic conditions, including due to pandemics such as the ongoing COVID-19 pandemic, make it extremely difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our solution, which could delay and lengthen sales cycles. Furthermore, during uncertain economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our results could be negatively impacted.
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
We currently host our solution, serve our customers, and support our operations in the United States primarily from a third-party Las Vegas-based data center and using Amazon Web Services (AWS), a provider of cloud infrastructure services. As part of our current disaster recovery arrangements, our customer data in the Las Vegas-based data center production environment is replicated to an AWS data center outside of the U.S. West Coast. Additionally, in Europe, we host our solution using AWS. We are also in the process of transitioning the hosting of a portion of our U.S. solution infrastructure to AWS, which may be more expensive than our current data center providers. Despite precautions, we may also experience planned and unplanned costs, interruptions, delays, and outages in service or other performance problems in connection with such transition. We also do not have control over the operations of the facilities of our data center providers or AWS. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures, and similar events. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in our solution. In addition, the ongoing COVID-19 pandemic could potentially disrupt the supply chain of hardware needed to maintain these third-party systems or to run our business. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism, and other misconduct.
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
We typically enter into non-cancelable agreements with our customers with a term of one to three years. If customers fail to pay us under the terms of our agreements, we may be adversely affected both from the inability to collect amounts due and the cost of enforcing the terms of our contracts, including litigation. The risk of such negative effects increases with the term length of our customer arrangements. Furthermore, some of our customers may seek bankruptcy protection or other similar relief and fail to pay amounts due to us, or pay those amounts more slowly, either of which could adversely affect our operating results, financial position, and cash flow. Although we have processes in place that are designed to monitor and mitigate these risks, we cannot guarantee these programs will be effective. If we are unable to adequately control these risks, our business, operating results and financial condition could be harmed. Furthermore, as a result of the COVID-19 pandemic, some existing customers have negotiated and others may attempt to renegotiate contracts and obtain concessions, including, among other things, longer payment terms or modified subscription dates, or may fail to make payments on their existing contracts, which may materially and negatively impact our operating results and financial condition.

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
Our business strategy may, from time to time, include acquiring other complementary products, technologies, or businesses. For example, in May 2017, we acquired Leeyo. An acquisition, investment, or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of the acquired companies, particularly if the key personnel of the acquired companies choose not to work for us, if an acquired company’s software is not easily adapted to work with ours, or if we have difficulty retaining the customers of any acquired business due to changes in management or otherwise. For example, during the three months ended April 30, 2019, we experienced product integration challenges and consequently temporarily slowed down our implementations in that period between our Zuora Billing and Zuora Revenue customers. We resumed the paused customer implementations in late fiscal 2020. Some of our customers are now operationally live on our integrated product, and we continue to work with the remaining customers on their implementation of the integrated product.
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
Our ability to use our net operating losses, or NOLs, to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability. We may be limited in the portion of NOL carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes, and federal tax credits to offset federal tax liabilities.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which modified certain provisions of the Tax Cuts and Jobs Act (Tax Reform Act), was enacted. Under the CARES Act, NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. Under the Tax Reform Act, as modified by the CARES Act, NOLs from tax years that began after December 31, 2017 may offset no more than 80% of current taxable income annually for taxable years beginning after December 31, 2020. Accordingly, if we generate NOLs after the tax year ended December 31, 2017, we might have to pay more federal income taxes in a subsequent year as a result of the 80% taxable income limitation than we would have had to pay under the law in effect before the Tax Reform Act as modified by the CARES Act. Also, as a result of any additional modifications to the Tax Reform Act and future similar laws, we may be required to pay more federal and state income taxes in future years than we would have had to pay under pre-existing law.
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
As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. Although we expect an increasing number of sales contracts to be denominated in currencies other than the U.S. dollar in the future, the majority of our sales contracts have historically been denominated in U.S. dollars, and therefore, most of our revenue has not been subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our solution to our customers outside of the United States, which could adversely affect our business, operating results, financial condition, and cash flows. In addition, we incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of such expenses being higher. Furthermore, volatile market conditions arising from the COVID-19 pandemic may result in significant fluctuations in exchange rates, and, in particular, a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue. This could have a negative impact on our operating results. Although we may in the future decide to undertake foreign exchange hedging transactions to cover a portion of our foreign currency exchange exposure, we currently do not hedge our exposure to foreign currency exchange risks.
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
Any difficulties in implementing new accounting pronouncements, such as those described in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements of our Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
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
In order to support our growth and respond to business challenges, such as developing new features or enhancements to our solution to stay competitive, acquiring new technologies, and improving our infrastructure, we have made significant financial investments in our business, and we intend to continue to make such investments. As a result, to provide the funds required for these investments and other business endeavors, we may need to engage in equity or debt financings, in addition to any indebtedness we may have under our then current debt arrangements. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution, and these securities could have rights, preferences, and privileges that are superior to that of holders of our common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve additional restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. The trading prices for our common stock and other technology companies have been highly volatile as a result of the

COVID-19 pandemic, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression or other sustained adverse market event resulting from the spread of COVID-19 could materially and adversely affect our business and the value of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations.
The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain additional executive management and qualified board members.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations. We expect compliance with these rules and regulations will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees and outside consultants to comply with these requirements, we may need to add additional resources, which would increase our costs and expenses.
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
As a public company, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Class A common stock. This management report will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting.
Section 404(b) of the Sarbanes-Oxley Act requires our independent registered public accounting firm to annually attest to the effectiveness of our internal control over financial reporting commencing with our Form 10-K for the year ended January 31, 2020, which has required, and will continue to require, increased costs, expenses, and management resources. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation. We are required to disclose changes made in our internal controls and procedures on a quarterly basis. To comply with the requirements of being a public company, we have undertaken, and may need to further undertake in the future, various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff.
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
We may be adversely affected by natural disasters, pandemics, and other catastrophic events, and by man-made problems such as terrorism, that could disrupt our business operations. Our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Natural disasters, pandemics and epidemics, or other catastrophic events such as fire, power shortages, and other events beyond our control may cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse effect on our business, operating results, and financial condition. For example, the ongoing effects of the COVID-19 pandemic and the precautionary measures that we have adopted have resulted in, and could continue to result in, customers not purchasing or renewing our products or services, a significant delay or lengthening of our sales cycles, and could negatively impact our customer success and sales and marketing efforts and could result in difficulties or changes to our customer support, or create operational or other challenges, any of which could harm our business and operating results.
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
The market price of our Class A common stock has been and may continue to be volatile. Since shares of our Class A were sold in our Initial Public Offering (IPO) in April 2018 at a price of $14.00 per share, the reported low and high sales prices of our common stock has ranged from $6.21 to $37.78, through June 5, 2020. We experienced a significant decline in our stock price following our announcement of earnings for the quarter ended April 30, 2019. The market price of our Class A common stock and the market price of the common stock of many other companies have fallen significantly since the outbreak of the COVID-19 pandemic. The extent to which, and for how long, the COVID-19 pandemic may impact the market price of our Class A common stock is unclear, and the market price of our Class A common stock may fluctuate significantly as a result of the COVID-19 pandemic and any associated economic downturn. In addition to factors discussed in this Form 10-Q, the market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market. The perception that these sales might occur may also cause the market price of our Class A common stock to decline. As of May 31, 2020, we had outstanding a total of 99.9 million shares of Class A common stock and 16.0 million shares of Class B common stock.
In addition, as of April 30, 2020, we had outstanding stock options and restricted stock units (RSUs) that could result in the issuance of 17.6 million shares of Class A common stock. Subject to the satisfaction of applicable vesting requirements, the shares issued upon exercise of outstanding stock options or settlement of outstanding RSUs will be available for immediate resale in the open market.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of April 30, 2020, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the outstanding shares of Class B common stock, (ii) April 16, 2028, and (iii) the date the shares of Class B common stock cease to represent at least 5% of all outstanding shares of our common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Provisions in our restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our restated certificate of incorporation and amended and restated bylaws include provisions that:
•provide that our Board of Directors will be classified into three classes of directors with staggered three-year terms;
•permit the Board of Directors to establish the number of directors and fill any vacancies and newly-created directorships;
•require supermajority voting to amend some provisions in our restated certificate of incorporation and amended and restated bylaws;
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
In addition, our restated certificate of incorporation provides that, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware is the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, or DGCL, our restated certificate of incorporation, or our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act. It would apply, however, to a suit that falls within one or more of the categories enumerated in the exclusive forum provision.
Section 22 of the Securities Act of 1933, as amended (Securities Act), creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. In April 2020, we amended and restated our bylaws to provide that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (Federal Forum Provision). Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.

Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. In addition, neither the exclusive forum provision nor the Federal Forum Provision applies to suits brought to enforce any duty or liability created by the Exchange Act. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.
Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. These provisions may limit a stockholders’ ability to bring a claim in a judicial forum of their choosing for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees.
Moreover, Section 203 of the DGCL may discourage, delay, or prevent a change of control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.

Item 6. Exhibits.

Exhibit Number		Incorporated By Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws	8-K	001-38451	3.1	5/5/2020
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act					X
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).					X
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

ZUORA, INC.

Date: June 8, 2020	By:	/s/ Paolo Battaglini
Paolo Battaglini
Interim Chief Financial Officer (Principal Accounting and Financial Officer)