Form 10-Q
period 2020-07-31
ZUORA INC
filed 2020-09-04
CIK 1423774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2020
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

As of August 31, 2020, the number of shares of the Registrant's Class A common stock outstanding was 105.3 million and the number of shares of the Registrant's Class B common stock outstanding was 12.9 million.

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
•the expansion and functionality of our technology offering;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ZUORA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	July 31, 2020	January 31, 2020
Assets
Current assets:
Cash and cash equivalents	$118,600	$54,275
Short-term investments	60,617	117,662
Accounts receivable, net	48,427	68,875
Deferred commissions, current portion	10,768	9,585
Prepaid expenses and other current assets	16,322	16,387
Total current assets	254,734	266,784
Property and equipment, net	35,859	33,489
Operating lease right-of-use assets	51,121	54,286
Purchased intangibles, net	4,774	5,620
Deferred commissions, net of current portion	18,524	19,591
Goodwill	17,632	17,632
Other assets	3,926	4,825
Total assets	$386,570	$402,227
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$277	$2,098
Accrued expenses and other current liabilities	13,992	17,731
Accrued employee liabilities	26,261	24,193
Debt, current portion	4,432	4,432
Deferred revenue, current portion	99,185	111,411
Operating lease liabilities, current portion	7,908	5,755
Total current liabilities	152,055	165,620
Debt, net of current portion	3,890	6,094
Deferred revenue, net of current portion	486	1,007
Operating lease liabilities, net of current portion	58,146	62,307
Deferred tax liabilities	1,554	1,569
Other long-term liabilities	967	971
Total liabilities	217,098	237,568
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A common stock	11	10
Class B common stock	1	2
Additional paid-in capital	597,736	555,307
Accumulated other comprehensive income	182	188
Accumulated deficit	(428,458)	(390,848)
Total stockholders’ equity	169,472	164,659
Total liabilities and stockholders’ equity	$386,570	$402,227
See notes to unaudited condensed consolidated financial statements.

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Revenue:
Subscription	$58,312	$50,647	$115,208	$97,958
Professional services	16,677	19,086	33,679	35,884
Total revenue	74,989	69,733	148,887	133,842
Cost of revenue:
Subscription	14,401	12,798	28,016	24,731
Professional services	18,674	20,904	37,356	41,002
Total cost of revenue	33,075	33,702	65,372	65,733
Gross profit	41,914	36,031	83,515	68,109
Operating expenses:
Research and development	19,427	18,744	36,970	35,759
Sales and marketing	28,608	27,290	57,104	52,791
General and administrative	15,383	11,324	28,648	21,769
Total operating expenses	63,418	57,358	122,722	110,319
Loss from operations	(21,504)	(21,327)	(39,207)	(42,210)
Interest and other income (expense), net	1,936	569	2,314	1,104
Loss before income taxes	(19,568)	(20,758)	(36,893)	(41,106)
Income tax provision	554	55	717	299
Net loss	(20,122)	(20,813)	(37,610)	(41,405)
Comprehensive loss:
Foreign currency translation adjustment	338	(200)	(89)	(275)
Unrealized (loss) gain on available-for-sale securities	(74)	22	83	46
Comprehensive loss	$(19,858)	$(20,991)	$(37,616)	$(41,634)
Net loss per share, basic and diluted	$(0.17)	$(0.19)	$(0.32)	$(0.38)
Weighted-average shares outstanding used in calculating net loss per share, basic and diluted	116,838	110,595	115,998	109,724
See notes to unaudited condensed consolidated financial statements.

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Six Months Ended July 31, 2020
						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 31, 2020	97,134	$10	17,348	$2	$555,307	$188	$(390,848)	$164,659
Conversion of Class B common stock to Class A common stock	6,420	1	(6,420)	(1)	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchases	(1)	—	1,877	—	7,984	—	—	7,984
Lapse of restrictions on common stock related to early exercise of stock options	—	—	—	—	71	—	—	71
RSU releases	1,256	—	70	—	—	—	—	—
Purchases of common stock under the ESPP	399	—	—	—	4,214	—	—	4,214
Charitable donation of stock	74	—	—	—	1,000	—	—	1,000
Stock-based compensation	—	—	—	—	29,160	—	—	29,160
Other comprehensive loss	—	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	(37,610)	(37,610)
Balance, July 31, 2020	105,282	$11	12,875	$1	$597,736	$182	$(428,458)	$169,472

	Three Months Ended July 31, 2020
						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance, April 30, 2020	99,655	$10	16,058	$2	$570,239	$(82)	$(408,336)	$161,833
Conversion of Class B common stock to Class A common stock	4,234	1	(4,234)	(1)	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchases	1	—	1,021	—	3,975	—	—	3,975
Lapse of restrictions on common stock related to early exercise of stock options	—	—	—	—	32	—	—	32
RSU releases	919	—	30	—	—	—	—	—
Purchases of common stock under the ESPP	399	—	—	—	4,214	—	—	4,214
Charitable donation of stock	74	—	—	—	1,000	—	—	1,000
Stock-based compensation	—	—	—	—	18,276	—	—	18,276
Other comprehensive income	—	—	—	—	—	264	—	264
Net loss	—	—	—	—	—	—	(20,122)	(20,122)
Balance, July 31, 2020	105,282	$11	12,875	$1	$597,736	$182	$(428,458)	$169,472
See notes to unaudited condensed consolidated financial statements.

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
(in thousands)
(unaudited)

	Six Months Ended July 31, 2019
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

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2020	2019
		As Adjusted(1)
Cash flows from operating activities:
Net loss	$(37,610)	$(41,405)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	7,147	4,848
Stock-based compensation	29,160	19,575
Provision for doubtful accounts	1,744	2,252
Donation of common stock to charitable foundation	1,000	—
Amortization of deferred commissions	5,455	4,656
Reduction in carrying amount of right-of-use assets	4,229	3,886
Other	181	152
Changes in operating assets and liabilities:
Accounts receivable	18,704	9,101
Prepaid expenses and other assets	716	(3,531)
Deferred commissions	(5,571)	(3,785)
Accounts payable	(1,887)	(665)
Accrued expenses and other liabilities	(1,073)	(928)
Accrued employee liabilities	2,068	21
Deferred revenue	(12,747)	(720)
Operating lease liabilities	(4,725)	(4,565)
Net cash provided by (used in) operating activities	6,791	(11,108)
Cash flows from investing activities:
Purchases of property and equipment	(9,950)	(4,242)
Insurance proceeds for damaged property and equipment	250	—
Purchases of short-term investments	(24,376)	(103,073)
Sales of short-term investments	2,511	3,496
Maturities of short-term investments	79,205	90,400
Net cash provided by (used in) investing activities	47,640	(13,419)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	7,997	7,048
Proceeds of issuance of common stock under employee stock purchase plan	4,214	5,069
Repurchases of unvested common stock	(8)	(47)
Principal payments on long-term debt	(2,220)	(741)
Net cash provided by financing activities	9,983	11,329
Effect of exchange rates on cash and cash equivalents	(89)	(275)
Net increase (decrease) in cash and cash equivalents	64,325	(13,473)
Cash and cash equivalents, beginning of period	54,275	70,024
Cash and cash equivalents, end of period	$118,600	$56,551
Supplemental disclosure of non-cash investing and financing activities:
Lapse in restrictions on early exercised common stock options	$71	$306
Property and equipment purchases accrued or in accounts payable	$118	$899
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

Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
The Company’s significant accounting policies are discussed in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the SEC on March 31, 2020. There have been no significant changes to these policies during the six months ended July 31, 2020 except for updates resulting from the adoption of Topic 326, as discussed below.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, and subsequently issued amendments to the initial guidance including ASU 2018-19, ASU 2019-04, ASU 2019-05, and ASU 2019-11 (collectively, Topic 326). Together, this guidance introduced a new impairment model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses (CECL). The new model uses a forward-looking expected loss method rather than the incurred loss model for recognizing credit losses. Additionally, any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. The Company adopted Topic 326 beginning February 1, 2020 and the adoption of the standard did not have a material impact on its unaudited condensed consolidated financial statements. However, the adoption resulted in modifying the Company's policies for accounts receivable and available-for-sale securities as follows:
Accounts Receivable:
Trade accounts receivable are recorded at the invoiced amount. Prior to the Company’s adoption of Topic 326, the accounts receivable balance was reduced by an allowance for doubtful accounts that was determined based on the Company’s assessment of the collectability of customer accounts. Under Topic 326, the Company measures expected credit losses of accounts receivable on a collective (pool) basis, aggregating accounts receivable that have account balances above or below a certain threshold. For receivable balances below the threshold, the Company applies a credit-loss percentage that is based on its historical credit losses. For receivable balances above the threshold, the Company performs an analysis on the related customers and reserves the full receivable balance for any customer accounts where collectability may be at risk. The COVID-19 pandemic and recent economic downturn also prompted the Company to include additional reserves for customers in industries that could be more heavily impacted by these events. The Company will reassess the impact of these events and any other events that may arise in the future in developing its estimates for expected credit losses, and will make any necessary adjustments to the related reserve balance.
The Company recorded an allowance for credit losses of $5.1 million as of July 31, 2020, and the allowance for doubtful accounts balance was $2.9 million as of January 31, 2020.
Available-for-Sale Securities:
Available-for-sale securities are reported at fair value, with unrealized gains and losses and the related tax impact included as a separate component of stockholders’ equity and in comprehensive loss. Accrued interest of $0.2 million as of July 31, 2020 is excluded from both the fair value and the amortized cost of the Company’s available-for-sale securities and is recorded in prepaid expenses and other current assets in its condensed consolidated balance sheet. The Company has elected to not record an allowance for credit losses for accrued interest on available-for-sale securities and will reverse the accrued interest against interest income in the period in which it is determined that the accrued interest is uncollectible.
Prior to fiscal 2021, the Company followed the guidance in ASC 320 Investments-Debt and Equity Securities in determining whether unrealized losses were other than temporary. Under Topic 326, the Company now considers whether unrealized losses have resulted from a credit loss or other factors. The Company had no unrealized losses on its available-for-sale securities as of July 31, 2020 and as of January 31, 2020, and does not expect credit losses on its current investments in future periods. Therefore, the Company has concluded that an allowance for credit losses was unnecessary as of the February 1, 2020 adoption date or as of July 31, 2020. The Company had no realized losses on available-for-sale securities during the periods presented. The Company uses the specific identification method to determine the cost basis of investments sold.
Note 3. Investments
The amortized costs, unrealized gains and losses and estimated fair values of the Company’s short-term investments were as follows (in thousands):

	July 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$12,043	$74	$—	$12,117
Corporate bonds	31,363	159	—	31,522
Commercial paper	16,978	—	—	16,978
Total short-term investments	$60,384	$233	$—	$60,617

	January 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$34,053	$41	$—	$34,094
Corporate bonds	45,601	81	—	45,682
Commercial paper	37,886	—	—	37,886
Total short-term investments	$117,540	$122	$—	$117,662
There were no material realized gains or losses from sales of marketable securities that were reclassified out of accumulated other comprehensive (loss) income into investment income during the three and six months ended July 31, 2020 and 2019. All securities had stated effective maturities of less than two years as of July 31, 2020.

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
The following tables summarize the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis (in thousands):

	July 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$102,846	$—	$—	$102,846
Short-term investments:
U.S. government securities	$—	$12,117	$—	$12,117
Corporate bonds	—	31,522	—	31,522
Commercial paper	—	16,978	—	16,978
Total short-term investments	$—	$60,617	$—	$60,617

	January 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$37,906	$—	$—	$37,906
Short-term investments:
U.S. government securities	$—	$34,094	$—	$34,094
Corporate bonds	—	45,682	—	45,682
Commercial paper	—	37,886	—	37,886
Total short-term investments	$—	$117,662	$—	$117,662
The carrying amounts of certain financial instruments, including cash held in bank accounts, accounts receivable, accounts payable, and accrued expenses, approximate fair value due to their relatively short maturities. The carrying amount of debt approximates fair value due to its floating interest rate.

Note 5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	July 31, 2020	January 31, 2020
Prepaid software subscriptions	$4,543	$4,036
Prepaid insurance	3,709	1,630
Contract assets	1,879	2,476
Prepaid hosting costs	1,600	1,611
Insurance recovery receivable	1,192	1,442
Taxes	434	729
Other	2,965	4,463
Total	$16,322	$16,387

Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	July 31, 2020	January 31, 2020
Leasehold improvements	$18,824	$16,865
Software	18,196	15,329
Servers	13,239	14,596
Computer equipment	12,599	11,249
Furniture and fixtures	5,151	4,987
Vehicles	103	108
	68,112	63,134
Less accumulated depreciation and amortization	(32,253)	(29,645)
Total	$35,859	$33,489
The following table summarizes the capitalized internal-use software costs included within the Software line item in the table above (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Internal-use software costs capitalized during the period	$1,283	$1,186	$2,721	$1,616

			July 31, 2020	January 31, 2020
Total capitalized internal-use software, net of accumulated amortization			$8,545	$6,275
The following table summarizes total depreciation and amortization expense related to property and equipment, including amortization of internal-use software, included in Operating expenses and Cost of subscription revenue in the accompanying unaudited condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Total depreciation and amortization expense	$2,503	$2,228	$4,825	$4,233

Note 7. Purchased Intangible Assets
The following table summarizes the purchased intangible asset balances (in thousands):

	July 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$7,697	$(5,698)	$1,999
Customer relationships	4,287	(2,010)	2,277
Trade names	909	(411)	498
Total	$12,893	$(8,119)	$4,774

	January 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$7,697	$(5,152)	$2,545
Customer relationships	4,287	(1,775)	2,512
Trade names	909	(346)	563
Total	$12,893	$(7,273)	$5,620
The following table summarizes amortization expense related to purchased intangible assets included in Cost of subscription revenue in the accompanying unaudited condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Purchased intangible assets amortization expense	$423	$427	$846	$930

Note 8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	July 31, 2020	January 31, 2020
Accrued taxes	$4,334	$4,803
Accrued outside services and consulting	3,132	2,800
Accrued hosting and third-party licenses	1,760	1,846
Accrued property and equipment	52	3,442
Other accrued expenses	4,714	4,840
Total	$13,992	$17,731

Note 9. Debt
In October 2018, the Company amended its agreement with Silicon Valley Bank that includes a revolving and term loan facility, which is secured by a lien on substantially all of the Company’s assets, including its intellectual property (Debt Agreement). Under the revolving loan facility, the Company may borrow up to $30.0 million until October 2021, none of which was drawn down as of July 31, 2020. Under the term loan facility, the Company may borrow up to $15.0 million, which was fully drawn down in June 2017 to partially finance the acquisition of Leeyo, and a remaining balance of $8.3 million was outstanding as of July 31, 2020. The payments under the term loan are due in 36 equal monthly installments beginning in June 2019 until the maturity date in June 2022. The interest rate under both the revolving and term loan facility is equal to the prime rate published by the Wall Street Journal (WSJ Prime Rate) minus 1.00%.
The Company is required to pay an annual fee of $20,000 on the revolving loan facility, regardless of any amounts drawn down. The Company will incur a fee of 1.5% of the original principal amount of the term loan facility, or $225,000, upon the earlier to occur of prepayment or the termination of the facility.
Note 10. Deferred Revenue and Performance Obligations
The following table summarizes revenue recognized during the period that was included in the deferred revenue balance at the beginning of each respective period (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Revenue recognized from deferred revenue	$55,432	$41,433	$85,737	$59,783
As of July 31, 2020, total remaining non-cancellable performance obligations under the Company's subscription contracts with customers was approximately $270.3 million and the Company expects to recognize revenue on approximately 64% of these remaining performance obligations over the next 12 months. Remaining performance obligations under the Company's professional service contracts as of July 31, 2020 were not material.
Note 11. Geographical Information
Disaggregation of Revenue
Revenue by country, based on the customer’s address at the time of sale, was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
United States	$49,010	$48,030	$98,912	$92,476
Others	25,979	21,703	49,975	41,366
Total	$74,989	$69,733	$148,887	$133,842
Percentage of revenue by geographic area:
United States	65%	69%	66%	69%
Other	35%	31%	34%	31%
Other than the United States, no individual country exceeded 10% of total revenue for the three and six months ended July 31, 2020 and 2019.
Long-lived assets
Long-lived assets, which consist of property and equipment, net, purchased intangible assets, net and operating lease ROU assets by geographic location is based on the location of the legal entity that owns the asset. As of July 31, 2020 and 2019, no individual country exceeded 10% of total long-lived assets other than the United States.

Note 12. Leases
The Company has non-cancelable operating leases for its offices located in the U.S. and abroad. As of July 31, 2020, these leases expire on various dates between 2020 and 2030. Certain lease agreements include one or more options to renew, with renewal terms that can extend the lease up to seven years. The Company has the right to exercise or forego the lease renewal options. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The components of the Company's operating leases and related operating lease cost were as follows (in thousands):

	July 31, 2020	January 31, 2020
Operating lease right-of-use assets	$51,121	$54,286

Operating lease liabilities, current portion	7,908	5,755
Operating lease liabilities, net of current portion	58,146	62,307
Total operating lease liabilities	$66,054	$68,062

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Operating lease cost[1]	$2,967	$2,442	$5,930	$4,558
(1) Includes costs related to the Company's short-term operating leases as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Short-term operating lease cost	$15	$165	$97	$302
The future maturities of operating lease liabilities for each fiscal year were as follows (in thousands):

Maturities of Operating Lease Liabilities
2021 (remainder of the year)	$4,673
2022	12,184
2023	11,647
2024	9,565
2025	6,386
Thereafter	36,139
Total lease payments	80,594
Less imputed interest	(14,540)
Present value of lease liabilities	$66,054

Other supplemental information includes the following (dollars in thousands):

	July 31, 2020	January 31, 2020
Weighted-average remaining operating lease term	8.0 years	8.3 years
Weighted-average operating lease discount rate	4.7%	4.7%

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases	$1,550	$2,379	$4,725	$4,565
New right-of-use assets obtained in exchange for lease liabilities:
Operating leases obtained	$207	$37,050	$1,064	$37,647
As of July 31, 2020, the Company had $3.6 million of undiscounted future payments for an operating lease that has not yet commenced, which is excluded from the tables above and is not yet recognized in the Company's consolidated balance sheets. This operating lease is expected to commence in fiscal year 2022 and has a lease term of three years.
Note 13. Commitments and Contingencies
Letters of Credit
In connection with the execution of certain facility leases, the Company had bank issued irrevocable letters of credit for $4.7 million as of July 31, 2020 and January 31, 2020. No draws have been made under such letters of credit.
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
In April and May 2020, two putative securities class action lawsuits were filed in the Superior Court of the State of California, County of San Mateo, naming as defendants the Company and certain of its current and former officers, its directors and the underwriters of the Company’s IPO. The complaints purport to bring suit on behalf of stockholders who purchased or otherwise acquired the Company’s securities pursuant or traceable to the

Registration Statement and Prospectus issued in connection with the Company’s IPO and allege claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The suits seek unspecified damages and other relief. In July 2020, the court entered an order consolidating the two lawsuits, and the lead plaintiff filed a consolidated class action complaint asserting the same claims.
Given the procedural posture and the nature of such litigation matters, including that the proceedings are in the early stages, the Company is unable to estimate the reasonably possible loss or range of loss, if any, that may result from these matters.
Derivative Litigation
In September 2019, two stockholder derivative lawsuits were filed in the U.S. District Court for the Northern District of California against certain of the Company’s directors and executive officers and naming the Company as a nominal defendant. The derivative actions allege claims based on events similar to those in the securities class action and assert causes of action against the individual defendants for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and for making false and misleading statements about the Company’s business, operations, and prospects in violation of Section 14(a) of the Exchange Act. Plaintiffs seek corporate reforms, unspecified damages and restitution, and fees and costs. In November 2019, the stockholder derivative lawsuits, which are related to the securities class action, were assigned to the same judge who is overseeing the securities class action lawsuit. In February 2020, the court entered an order consolidating the two derivative lawsuits. In August 2020, the court entered an order staying the consolidated action until the completion of fact discovery in the federal securities class action.
In May and June 2020, two stockholder derivative lawsuits were filed in the U.S. District Court for the District of Delaware against certain of the Company’s directors and current and former executive officers. The derivative actions allege claims based on events similar to those in the securities class action and the derivative action pending in the Northern District of California and assert causes of action against the individual defendants for breach of fiduciary duty, unjust enrichment, waste of corporate assets, contribution, and for making false and misleading statements about the Company’s business, operations, and prospects in violation of Section 14(a) of the Exchange Act. Plaintiff seeks corporate reforms, unspecified damages and restitution, and fees and costs. In June 2020, the court entered an order consolidating the two Delaware derivative lawsuits. In August 2020, the court entered an order staying the consolidated action until the completion of fact discovery in the federal securities class action.
Given the procedural posture and the nature of such litigation matters, including that the proceedings are in the early stages, the Company is unable to estimate the reasonably possible loss or range of loss, if any, that may result from these matters.
Note 14. Income Taxes
The following table reflects the Company's income tax provision, pretax loss and effective tax rate for the periods presented (in thousands, except percentages):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Loss before income taxes	$(19,568)	$(20,758)	$(36,893)	$(41,106)
Income tax provision	554	55	717	299
Effective tax rate	(2.8)%	(0.3)%	(1.9)%	(0.7)%
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
Note 15. Stockholders' Equity
Preferred Stock
As of July 31, 2020, the Company had authorized 10 million shares of preferred stock, each with a par value of $0.0001 per share. As of July 31, 2020, no shares of preferred stock were issued and outstanding.
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
As of July 31, 2020, the Company had authorized 500 million shares of Class A common stock and 500 million shares of Class B common stock, each with a par value of $0.0001 per share. As of July 31, 2020, 105.3 million shares of Class A common stock and 12.9 million shares of Class B common stock were issued and outstanding.
Accumulated Other Comprehensive Income
Components of accumulated other comprehensive income were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain on Available-for-Sale Securities	Total
Balance, January 31, 2020	$95	$93	$188
Foreign currency translation adjustment	(89)	—	(89)
Unrealized gain on available-for-sale securities	—	83	83
Balance, July 31, 2020	$6	$176	$182
There were no material reclassifications out of accumulated other comprehensive income during the three and six months ended July 31, 2020. Additionally, there was no material tax impact on the amounts presented.
Note 16. Employee Stock Plans
Equity Incentive Plans
In March 2018, the Company’s Board of Directors adopted and its stockholders approved the 2018 Equity Incentive Plan (2018 Plan). The 2018 Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, RSUs, performance awards, and stock bonuses. As of July 31, 2020, approximately 21.7 million shares of Class A common stock were reserved and available for issuance under the 2018 Plan. In addition, as of July 31, 2020, 8.4 million stock options and RSUs exercisable or settleable for Class B common stock were outstanding in the aggregate under the Company’s 2006 Stock Plan (2006 Plan) and 2015 Equity Incentive Plan (2015 Plan), which plans were terminated in May 2015 and April 2018, respectively. The 2006 Plan and 2015 Plan continue to govern outstanding equity awards granted thereunder.
Stock Options
The following tables summarize stock option activity and related information (in thousands, except weighted-average exercise price, weighted-average grant date fair value and average remaining contractual term):

	Shares Subject To Outstanding Stock Options	Weighted-Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of January 31, 2020	13,701	$7.64	6.9	$107,186
Granted	1,669	11.51
Exercised	(1,878)	4.26
Forfeited	(731)	11.44
Balance as of July 31, 2020	12,761	8.43	6.9	57,765
Exercisable as of July 31, 2020	8,333	6.88	6.0	57,371
Vested and expected to vest as of July 31, 2020	12,303	8.26	6.9	57,404

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Weighted-average grant date fair value per share of options granted during each respective period	$4.59	$8.22	$4.57	$8.38
Aggregate intrinsic value of options exercised during each respective period	$8,821	$6,672	$16,319	$27,326
The Company used the Black-Scholes option-pricing model to estimate the fair value of its stock options granted during each respective period using the following assumptions:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Fair value of common stock	$11.53 - $12.04	$15.41 - $22.10	$10.57 - $12.04	$15.41 - $23.64
Expected volatility	41.4% - 41.8%	35.0% - 38.5%	41.4% - 41.8%	35.0% - 39.0%
Expected term (years)	6.0	6.1 - 6.3	6.0 - 6.1	6.1 - 6.3
Risk-free interest rate	0.4% - 0.5%	2.1% - 2.4%	0.4% - 0.5%	2.1% - 2.5%
Expected dividend yield	—	—	—	—
RSU and Restricted Stock Award Activity
The following table summarizes RSU and restricted stock award activity and related information for the six months ended July 31, 2020 (in thousands, except weighted-average grant date fair value):

	Number of RSU and Restricted Shares Outstanding	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2020	5,029	$18.09
Granted	5,088	11.60
Vested	(1,363)	15.07
Forfeited	(634)	17.01
Balance as of July 31, 2020	8,120	14.61
2018 Employee Stock Purchase Plan
In March 2018, the Company's Board of Directors adopted and its stockholders approved the 2018 Employee Stock Purchase Plan (ESPP). A total of 3.4 million shares of Class A common stock were reserved and available for issuance under the ESPP as of July 31, 2020. The ESPP provides for 24-month offering periods beginning June 15 and December 15 of each year, and each offering period contains four six-month purchase periods. On each purchase date, ESPP participants will purchase shares of the Company’s Class A common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Class A common stock on the offering date or (2) the fair market value of the Class A common stock on the purchase date.
The Company estimated the fair value of ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

	Three and Six Months Ended July 31, 2020	Three and Six Months Ended July 31, 2019
Fair value of common stock	$13.5	$14.73
Expected volatility	50.7% - 69.1%	36.0% - 42.6%
Expected term (years)	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	0.2%	1.9% - 2.2%
Expected dividend yield	—	—
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories in the accompanying unaudited condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Cost of subscription revenue	$1,465	$811	$2,317	$1,304
Cost of professional services revenue	3,132	1,984	4,782	3,343
Research and development	5,945	4,484	9,487	7,674
Sales and marketing	4,848	2,491	7,853	4,343
General and administrative	2,886	1,846	4,721	2,911
Total stock-based compensation expense	$18,276	$11,616	$29,160	$19,575
During the three months ended July 31, 2020, in light of the COVID-19 pandemic and for retention purposes, the Company issued RSU grants for 0.7 million shares of Class A common stock to eligible non-executive employees. These RSU awards vested partially in the quarter ended July 31, 2020 and the remainder will fully vest by the end of the current fiscal year. The Company recognized $3.8 million of stock-based compensation expense in the three months ended July 31, 2020 related to these awards and expects to recognize up to an additional $3.8 million of expense by the end of the current fiscal year.
As of July 31, 2020, unrecognized compensation costs related to unvested equity awards and the weighted-average remaining period over which those costs are expected to be realized were as follows (dollars in thousands):

	Stock Options	RSUs	ESPP
Unrecognized compensation costs	$25,815	$101,669	$8,089
Weighted-average remaining recognition period	2.7 years	3.1 years	1.2 years

Note 17. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Numerator:
Net loss	$(20,122)	$(20,813)	$(37,610)	$(41,405)
Denominator:
Weighted-average common shares outstanding, basic and diluted	116,838	110,595	115,998	109,724
Net loss per share, basic and diluted	$(0.17)	$(0.19)	$(0.32)	$(0.38)
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

	July 31,
	2020	2019
Issued and outstanding stock options	12,761	13,573
Unvested RSUs and restricted stock issued and outstanding	8,120	4,528
Shares committed under ESPP	137	130
Total	21,018	18,231

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
Our vision is simple. We call it “The World Subscribed,” and it’s the idea that one day every company will be a part of the Subscription Economy. Our mission is to enable all companies in the Subscription Economy to become successful. Our customers include companies of all sizes, ranging from small businesses to some of the world’s largest enterprises. Customers pay for our platform under a subscription-based model, and this model allows us to benefit from the growth of our customers in the Subscription Economy.
COVID-19 Pandemic Impact
The COVID-19 pandemic has caused certain disruptions to our business operations—such as delays and lengthening of our customary sales cycles and postponed implementations, certain customers not purchasing or renewing our products or services, requests for extended payment terms and contract restructurings by certain customers more severely impacted by the pandemic, challenges in sales and customer success efforts due to travel restrictions, and shifting certain customer events to virtual-only experiences. While these disruptions have not had a material adverse impact on our revenues for the quarter ended July 31, 2020, during the quarter we lost a small percentage of our customer base due to business failure and bankruptcy, and experienced an increased amount of customer down-sells, which were nearly three times higher quarter over quarter, driven by reduced transaction volume needs by certain customers.
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
We are continuing to monitor the impact of the COVID-19 pandemic on our business operations and financial results. As a prudent cost-saving measure and to preserve cash, we have implemented plans to manage our costs in certain areas such as travel, events, and marketing and have reduced our pace of hiring while continuing to prioritize new headcount critical to operations, sales and customer support. For example, for fiscal 2021, we are generally not increasing base salaries in order to preserve cash in light of the COVID-19 pandemic. During the quarter ended July 31, 2020, for retention purposes, we issued RSU grants to eligible non-executive employees that vest in full during the current fiscal year. See Note 16. Employee Stock Plans to the unaudited condensed consolidated financial statements contained herein for details. To the extent the business disruption continues for an extended period, additional cost management actions may be considered. The uncertainty surrounding the

COVID-19 pandemic and its impact on the global economy could also lead to a more significant adverse impact on our business operations and financial performance in the future.
The COVID-19 pandemic and its impact on us and the economy has significantly limited our ability to forecast our future operating results, including our ability to predict revenue and expense levels, and plan for and model future operating results. Our competitors could experience similar or different impacts as a result of COVID-19, which could result in changes to our competitive landscape. While we have developed and continue to develop plans to help mitigate the negative impact of the pandemic on our business, these efforts may not be effective and any protracted economic downturn could significantly affect our business and operating results. We will continue to evaluate the nature and extent of the impact of the COVID-19 pandemic to our business. See Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for further discussion of the possible impact of the COVID-19 pandemic on our business and financial results.
Fiscal Second Quarter Business Highlights and Recent Developments:
•Launched Zuora Analytics, extending the company’s suite of Order to Revenue applications, and announced major enhancements to Zuora Billing to enable subscription businesses to seamlessly monetize, orchestrate and analyze the success of the subscription experiences offered to customers.
•Customers with ACV exceeding $100,000 totaled 645 as of July 31, 2020, an increase of 14% compared to last year. We expect this metric to increase on a long-term basis, although we may experience fluctuations as we continue working to improve our overall sales motion.
•Customer transaction volume through Zuora's billing platform was $12.7 billion as of July 31, 2020, an increase of 26% compared to last year.
•Announced two new board members: Sarah Bond, Corporate VP of Gaming Ecosystem at Microsoft Corporation, and Omar Abbosh, Corporate VP of Cross Industry Solutions at Microsoft and former Chief Executive Officer, Communications, Media & Technology, at Accenture plc.
Fiscal Second Quarter Financial Performance Summary:
Our financial performance for the three months ended July 31, 2020 compared to the three months ended July 31, 2019 reflects the following:
•Subscription revenues were $58.3 million, an increase of $7.7 million, or 15%; and total revenues were $75.0 million, an increase of $5.3 million, or 8%.
•Gross profit was $41.9 million, or 56% of total of revenue, compared to $36.0 million, or 52% of total revenue.
•Loss from operations was $21.5 million, or 29% of total revenue, compared to a loss of $21.3 million, or 31% of total revenue.
Key Operational and Financial Metrics
We monitor the following key operational and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:
Customers with Annual Contract Value (ACV) Equal to or Greater than $100,000
We believe our ability to enter into larger contracts is indicative of broader adoption of our solution by larger organizations. It also reflects our ability to expand our revenue footprint within our current customer base. We define ACV as the subscription revenue we would contractually expect to recognize from that customer over the next twelve months, assuming no increases or reductions in their subscriptions. We define the number of customers at the end of any particular period as the number of parties or organizations that have entered into a distinct subscription contract with us for which the term has not ended. Each party with which we have entered into a distinct subscription contract is considered a unique customer, and in some cases, there may be more than one customer within a single organization. We have increased the number of customers with ACV equal to or greater than $100,000 to 645 as of July 31, 2020, as compared to 566 customers as of July 31, 2019.
Dollar-Based Retention Rate
We believe our dollar-based retention rate is a key measure of our ability to retain and expand revenue from our customer base over time. We calculate our dollar-based retention rate as of a period end by starting with the sum of the ACV from all customers as of twelve months prior to such period end, or prior period ACV. We then calculate the sum of the ACV from these same customers as of the current period end, or current period ACV. Current period ACV includes any upsells and also reflects contraction or attrition over the trailing twelve months, but excludes revenue from new customers added in the current period. We then divide the current period ACV by the prior period ACV to arrive at our dollar-based retention rate. Our dollar-based retention rate was 99% as of July 31, 2020, compared to 103% as of April 30, 2020. The decrease to the rate was primarily a result of customer loss due to product fit issues and customer consolidation through acquisitions, as well as customer down-sells driven by reduced transaction volume needs by certain customers related to the COVID-19 pandemic. We expect the dollar-based retention rate to not change significantly in the near term.
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
Professional services revenue. Professional services revenue consists of fees for services related to helping our customers deploy, configure, and optimize the use of our solutions. These services include system integration, data migration, process enhancement, and training. Professional services projects generally take three to twelve months to complete. Once the contract is signed, we generally invoice for professional services on a time and materials basis, although we occasionally engage in fixed-price service engagements and invoice for those based upon agreed milestone payments. We recognize revenue as services are performed for time and materials engagements and on a proportional performance method as the services are performed for fixed fee engagements. We expect to transition a portion of our professional services implementations to our strategic partners, including global system integrators (GSIs), and as a result we expect our professional services revenue to decrease over time, and may vary as a percentage of total revenue in the near term.

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
Cost of professional services revenue. Cost of professional services revenue consists primarily of costs related to the implementation of our platform. These costs include employee compensation costs for our professional services team, allocated overhead, travel costs, and costs of outside services associated with supplementing our internal staff. We believe that investment in our GSI partner network will lead to total margin improvement, however costs may fluctuate in the near term as we shift deployments to our partner network.
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
Operating Expenses
Research and development. Research and development expense consists primarily of employee compensation costs, allocated overhead, and travel costs. We capitalize research and development costs associated with the development of internal-use software and we amortize these costs over a period of approximately two to three years into cost of subscription revenue. All other research and development costs are expensed as incurred. We believe that continued investment in our platform is important for our growth, and as such, expect our research and development expense to continue to increase in absolute dollars for the foreseeable future but may fluctuate as a percentage of total revenue.
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

Results of Operations
The following tables set forth our unaudited condensed consolidated results of operations for the periods presented in dollars and as a percentage of our total revenue (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Revenue:
Subscription	$58,312	$50,647	$115,208	$97,958
Professional services	16,677	19,086	33,679	35,884
Total revenue	74,989	69,733	148,887	133,842
Cost of revenue:
Subscription¹	14,401	12,798	28,016	24,731
Professional services¹	18,674	20,904	37,356	41,002
Total cost of revenue	33,075	33,702	65,372	65,733
Gross profit	41,914	36,031	83,515	68,109
Operating expenses:
Research and development¹	19,427	18,744	36,970	35,759
Sales and marketing¹	28,608	27,290	57,104	52,791
General and administrative¹	15,383	11,324	28,648	21,769
Total operating expenses	63,418	57,358	122,722	110,319
Loss from operations	(21,504)	(21,327)	(39,207)	(42,210)
Interest and other income (expense), net	1,936	569	2,314	1,104
Loss before income taxes	(19,568)	(20,758)	(36,893)	(41,106)
Income tax provision	554	55	717	299
Net loss	$(20,122)	$(20,813)	$(37,610)	$(41,405)
(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Cost of subscription revenue	$1,465	$811	$2,317	$1,304
Cost of professional services revenue	3,132	1,984	4,782	3,343
Research and development	5,945	4,484	9,487	7,674
Sales and marketing	4,848	2,491	7,853	4,343
General and administrative	2,886	1,846	4,721	2,911
Total stock-based compensation expense	$18,276	$11,616	$29,160	$19,575

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Revenue:
Subscription	78%	73%	77%	73%
Professional services	22	27	23	27
Total revenue	100	100	100	100
Cost of revenue:
Subscription	19	18	19	18
Professional services	25	30	25	31
Total cost of revenue	44	48	44	49
Gross profit	56	52	56	51
Operating expenses:
Research and development	26	27	25	27
Sales and marketing	38	39	38	39
General and administrative	21	16	19	16
Total operating expenses	85	82	82	82
Loss from operations	(29)	(31)	(26)	(32)
Interest and other income (expense), net	3	1	2	1
Loss before income taxes	(26)	(30)	(25)	(31)
Income tax provision	1	—	—	—
Net loss	(27)%	(30)%	(25)%	(31)%

Comparison of the Three Months Ended July 31, 2020 and 2019
Revenue

	Three Months Ended July 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscription	$58,312	$50,647	$7,665	15%
Professional services	16,677	19,086	(2,409)	(13)%
Total revenue	$74,989	$69,733	$5,256	8%
Percentage of revenue:
Subscription	78%	73%
Professional services	22	27
Total revenue	100%	100%

Subscription revenue increased by $7.7 million, or 15%, for the three months ended July 31, 2020 compared to the three months ended July 31, 2019. The increase was primarily driven by new customers, which contributed approximately $4.9 million of the increase in subscription revenue for the three months ended July 31, 2020 compared to the prior year period, while sales of additional products to our existing customers contributed the remainder. We calculate subscription revenue from new customers during the quarter by adding the revenue recognized from new customers acquired in the 12 months prior to the reporting date.

Professional services revenue decreased by $2.4 million, or (13)%, for the three months ended July 31, 2020 compared to the three months ended July 31, 2019, partially driven by the shifting of the services work to our GSI partners.

Cost of Revenue and Gross Margin

	Three Months Ended July 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$14,401	$12,798	$1,603	13%
Professional services	18,674	20,904	(2,230)	(11)%
Total cost of revenue	$33,075	$33,702	$(627)	(2)%
Gross margin:
Subscription	75%	75%
Professional services	(12)	(10)
Total gross margin	56%	52%
Cost of subscription revenue increased by $1.6 million, or 13%, for the three months ended July 31, 2020 compared to the three months ended July 31, 2019. The increase in cost of subscription revenue was due to an increase of $0.8 million in compensation costs and $0.7 million in data center costs primarily related to third-party cloud hosting as we grow and transition our data center model to the cloud.
Cost of professional services revenue decreased by $2.2 million, or (11)%, for the three months ended July 31, 2020 compared to the three months ended July 31, 2019. The decrease in cost of professional services revenue was primarily due to a decrease of $1.3 million in outside professional services costs and $1.1 million in travel costs.
Our gross margin for subscription services was 75% for the three months ended July 31, 2020 and 2019.

Our gross margin for professional services decreased to (12)% for the three months ended July 31, 2020 compared to (10)% for the three months ended July 31, 2019, primarily due to an increase in stock-based compensation expense.
Operating Expenses
Research and Development

	Three Months Ended July 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Research and development	$19,427	$18,744	$683	4%
Percentage of total revenue	26%	27%
Research and development expense increased by $0.7 million, or 4%, for the three months ended July 31, 2020 compared to the three months ended July 31, 2019 due to growth in our business, and was 26% and 27% of total revenue for the three months ended July 31, 2020 and 2019, respectively.
Sales and Marketing

	Three Months Ended July 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$28,608	$27,290	$1,318	5%
Percentage of total revenue	38%	39%
Sales and marketing expense increased by $1.3 million, or 5%, for the three months ended July 31, 2020 compared to the three months ended July 31, 2019, primarily due to an increase of $3.8 million in employee compensation costs and $0.5 million in allocated overhead including facilities expansions, partially offset by a decrease of $1.6 million in travel costs and $1.3 million in marketing and event costs. Sales and marketing expense decreased to 38% of total revenue during the three months ended July 31, 2020 from 39% during the three months ended July 31, 2019.
General and Administrative

	Three Months Ended July 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
General and administrative	$15,383	$11,324	$4,059	36%
Percentage of total revenue	21%	16%
General and administrative expense increased by $4.1 million, or 36%, for the three months ended July 31, 2020 compared to the three months ended July 31, 2019, primarily due to an increase of $1.7 million in employee compensation costs from increased headcount, $1.2 million in shareholder litigation expenses, and $1.0 million in donations of our Class A common stock to a charitable donor-advised fund. General and administrative expense increased to 21% of total revenue during the three months ended July 31, 2020, primarily reflecting the impact of shareholder litigation expenses and stock donations during the period, compared to 16% during the three months ended July 31, 2019.
Interest and Other Income (Expense), Net

	Three Months Ended July 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Interest and other income (expense), net	$1,936	$569	$1,367	240%
Interest and other income (expense), net increased by $1.4 million for the three months ended July 31, 2020 compared to the three months ended July 31, 2019, primarily due to an increase of $1.9 million in net gains related to the revaluation of cash, accounts receivable and payables recorded in a foreign currency, partially offset by a decrease of $0.7 million in net accretion and interest income recognized on our invested cash balances.
Income Tax Provision

	Three Months Ended July 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Income tax provision	$554	$55	$499	907%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the three months ended July 31, 2020 and 2019, we recorded a tax provision of $0.6 million and $0.1 million, respectively, on losses before income taxes of $19.6 million and $20.8 million, respectively. The effective tax rates for the three months ended July 31, 2020 and 2019 were (2.8)% and (0.3)%, respectively. The increase was due primarily to an increase in foreign tax expense. The effective tax rate differs from the statutory rate primarily as a result of providing no benefit on pretax losses incurred in the United States. For the three months ended July 31, 2020 and 2019, we maintained a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.

Comparison of the Six Months Ended July 31, 2020 and 2019
Revenue

	Six Months Ended July 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscription	$115,208	$97,958	$17,250	18%
Professional services	33,679	35,884	(2,205)	(6)%
Total revenue	$148,887	$133,842	$15,045	11%
Percentage of revenue:
Subscription	77%	73%
Professional services	23	27
Total revenue	100%	100%

Subscription revenue increased by $17.3 million, or 18%, for the six months ended July 31, 2020 compared to the six months ended July 31, 2019. The increase was primarily driven by new customers, which contributed approximately $10.6 million of the increase in subscription revenue while sales of additional products to our existing customers contributed the remainder. We calculate subscription revenue from new customers on a year-to-date basis by adding the revenue recognized from new customers acquired in the 12 months prior to each discrete quarter within the year-to-date period.

Professional services revenue decreased by $2.2 million, or (6)%, for the six months ended July 31, 2020 compared to the six months ended July 31, 2019, partially driven by the shifting of the services work to our GSI partners.
Cost of Revenue and Gross Margin

	Six Months Ended July 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$28,016	$24,731	$3,285	13%
Professional services	37,356	41,002	(3,646)	(9)%
Total cost of revenue	$65,372	$65,733	$(361)	(1)%
Gross margin:
Subscription	76%	75%
Professional services	(11)	(14)
Total gross margin	56%	51%
Cost of subscription revenue increased by $3.3 million, or 13%, for the six months ended July 31, 2020 compared to the six months ended July 31, 2019. The increase in cost of subscription revenue was primarily driven by an increase of $1.9 million in data center costs primarily related to third-party cloud hosting as we grow and transition our data center model to the cloud, $1.3 million in employee compensation costs related to increased headcount, and $0.8 million in allocated overhead including facilities expansions.
Cost of professional services revenue decreased by $3.6 million, or (9)%, for the six months ended July 31, 2020 compared to the six months ended July 31, 2019. The decrease in cost of professional services revenue was driven by a decrease of $2.2 million in outside professional services costs, $1.8 million in travel costs, and $0.6 million in event costs, partially offset by an increase of $0.7 million in allocated overhead including facilities expansions.

Our gross margin for subscription services increased to 76% for the six months ended July 31, 2020 from 75% for the six months ended July 31, 2019,
Our gross margin for professional services increased to (11)% for the six months ended July 31, 2020 compared to (14)% for the six months ended July 31, 2019, primarily due to increased utilization.
Operating Expenses
Research and Development

	Six Months Ended July 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Research and development	$36,970	$35,759	$1,211	3%
Percentage of total revenue	25%	27%
Research and development expense increased by $1.2 million, or 3%, for the six months ended July 31, 2020 compared to the six months ended July 31, 2019, due to growth in our business, and was 25% and 27% of total revenue during the six months ended July 31, 2020 and 2019, respectively.
Sales and Marketing

	Six Months Ended July 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$57,104	$52,791	$4,313	8%
Percentage of total revenue	38%	39%
Sales and marketing expense increased by $4.3 million, or 8%, for the six months ended July 31, 2020 compared to the six months ended July 31, 2019, primarily due to an increase of $6.3 million in employee compensation costs related to increased headcount and $1.3 million in allocated overhead including facilities expansions, partially offset by a decrease of $2.5 million in travel costs and $1.3 million in marketing and event costs. Sales and marketing expense decreased to 38% of total revenue during the six months ended July 31, 2020 from 39% during the six months ended July 31, 2019.
General and Administrative

	Six Months Ended July 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
General and administrative	$28,648	$21,769	$6,879	32%
Percentage of total revenue	19%	16%
General and administrative expense increased by $6.9 million, or 32%, for the six months ended July 31, 2020 compared to the six months ended July 31, 2019, primarily due to an increase of $2.7 million in employee compensation costs related to increased headcount, $1.2 million in shareholder litigation expenses, $1.0 million in donations of our Class A common stock to a charitable donor-advised fund, $1.0 million in allocated overhead including facilities expansions, and $0.9 million in outside professional services. General and administrative expense was 19% of total revenue during the six months ended July 31, 2020, primarily reflecting the impact of shareholder litigation expenses and stock donations during the period, compared to 16% during the six months ended July 31, 2019.

Interest and Other Income (Expense), Net

	Six Months Ended July 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Interest and other income (expense), net	$2,314	$1,104	$1,210	110%
Interest and other income (expense), net increased by $1.2 million for the six months ended July 31, 2020 compared to the six months ended July 31, 2019, primarily due to an increase of $2.1 million in net gains related to the revaluation of cash, accounts receivable and payables recorded in a foreign currency, partially offset by a decrease of $1.1 million in net accretion and interest income recognized on our invested cash balances.
Income Tax Provision

	Six Months Ended July 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Income tax provision	$717	$299	$418	140%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the six months ended July 31, 2020 and 2019, we recorded a tax provision of $0.7 million and $0.3 million, respectively, on losses before income taxes of $36.9 million and $41.1 million, respectively. The effective tax rates for the six months ended July 31, 2020 and 2019 were (1.9)% and (0.7)%, respectively. The increase was due primarily to an increase in foreign tax expense. The effective tax rate differs from the statutory rate primarily as a result of no benefit on pretax losses incurred in the United States. For the six months ended July 31, 2020 and 2019, we maintained a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.
Liquidity and Capital Resources
As of July 31, 2020, we had cash and cash equivalents and short-term investments of $179.2 million. Since inception, we have financed our operations primarily through the net proceeds we received through public and private sales of our equity securities, payments received from customers for subscription and professional services, and borrowings from our Debt Agreement.
We believe our existing cash and cash equivalents and short-term investment balances, funds available under our Debt Agreement, and cash provided by subscriptions to our platform and related professional services will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. We have taken into account the ongoing COVID-19 pandemic effects, including customer requests for extended payment terms and contract restructuring, in our assessment of the sufficiency of our liquidity and capital resources. We will continue to monitor our financial position as any pandemic-related challenges develop over time. Our future capital requirements will depend on many factors, including the rate of our revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings, and the continuing market adoption of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may elect to or may be required to seek additional equity or debt financing. Sales of additional equity could result in dilution to our stockholders. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies, it could reduce our ability to compete successfully and harm our results of operations.
Debt Agreement
See Note 9. Debt to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information about our Debt Agreement.

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended July 31,
	2020	2019
Net cash provided by (used in) operating activities	$6,791	$(11,108)
Net cash provided by (used in) investing activities	47,640	(13,419)
Net cash provided by financing activities	9,983	11,329
Effect of exchange rates on cash and cash equivalents	(89)	(275)
Net increase (decrease) in cash and cash equivalents	$64,325	$(13,473)
Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription and professional services. Our primary uses of cash from operating activities are for employee-related expenditures, marketing expenses, third-party consulting expenses, facilities costs, and third-party hosting costs.
For the six months ended July 31, 2020, net cash provided by operating activities was $6.8 million, which consisted of a net loss of $37.6 million adjusted for non-cash charges of $48.9 million and net cash outflows from changes in our operating assets and liabilities of $4.5 million. Non-cash charges, which primarily consisted of stock-based compensation; depreciation, amortization and accretion of property and equipment, purchased intangible assets and lease liabilities; amortization of deferred commissions; and reduction in carrying amount of ROU assets, increased compared to the same period last year primarily as a result of growth in our business operations. Net cash outflows from changes in operating assets and liabilities decreased $0.6 million compared to last year primarily due to timing of cash receipts, accruals and payments, as well as a larger reduction in our deferred revenue balance compared to last year.
For the six months ended July 31, 2019, net cash used in operating activities was $11.1 million, which consisted of a net loss of $41.4 million adjusted for non-cash charges of $35.4 million and net cash outflows of $5.1 million from changes in our operating assets and liabilities. Non-cash charges, which primarily consisted of stock-based compensation; depreciation, amortization and accretion of property and equipment, purchased intangible assets and lease liabilities; amortization of deferred commissions; and reduction in carrying amount of ROU assets, increased compared to the same period in fiscal 2019 primarily as a result of growth in our business operations. Net cash outflows from changes in operating assets and liabilities were $5.1 million for the six months ended July 31, 2019 compared to net cash inflows of $5.0 million for the same period in fiscal 2019, and was primarily driven by the timing of cash receipts, accruals and payments.
Investing Activities
Net cash provided by investing activities for the six months ended July 31, 2020 of $47.6 million was primarily due to net cash received on purchases, sales and maturities of investments of $57.3 million, partially offset by $9.7 million in purchases of property and equipment, net of insurance recoveries for damaged property and equipment.
Net cash used in investing activities for the six months ended July 31, 2019 of $13.4 million was primarily due to $9.2 million used by us to purchase additional short-term investments, and $4.2 million in purchases of property and equipment and capitalized internal-use software.
Financing Activities
Cash provided by financing activities for the six months ended July 31, 2020 of $10.0 million was primarily due to $8.0 million in proceeds from stock option exercises and $4.2 million in proceeds from issuance of common stock under the ESPP, partially offset by $2.2 million of debt principal payments.
Cash provided by financing activities for the six months ended July 31, 2019 of $11.3 million was primarily due to $7.0 million of stock option exercise proceeds and $5.1 million in proceeds from issuance of common stock under the ESPP, partially offset by $0.7 million of debt principal payments.

Off-Balance Sheet Arrangements
As of July 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Obligations and Other Commitments
Our principal commitments consist of obligations under our operating leases for office space and our Debt Agreement. The following table summarizes our contractual obligations as of July 31, 2020 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations¹	$84,233	$11,458	$24,929	$14,812	$33,034
Debt principal and interest²	8,552	4,584	3,968	—	—
	$92,785	$16,042	$28,897	$14,812	$33,034
_________________________________
(1) We lease our facilities under long-term operating leases which expire on varying dates through June 2030. The lease agreements often contain provisions which require us to pay taxes, insurance, and maintenance costs.
(2) Debt principal and interest includes amounts owed under our Debt Agreement, including principal, interest and a $0.2 million facility fee on the term loan. Interest payments were calculated using the applicable rate as of July 31, 2020. See Note 9. Debt of the notes to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information.
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us, or from data breaches or intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. As of July 31, 2020, no demands had been made upon us to provide indemnification under such agreements and there were no claims that we are aware of that could have a material effect on our consolidated balance sheets, consolidated statements of operations and comprehensive loss, or consolidated statements of cash flows.
As of July 31, 2020, we had accrued liabilities related to uncertain tax positions, which are reflected in our unaudited condensed consolidated balance sheets. These accrued liabilities are not reflected in the table above since it is unclear when these liabilities will be repaid.
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
Our significant accounting policies are discussed in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the SEC on March 31, 2020. Any significant changes to these policies during the six months ended July 31, 2020 are described in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements to our condensed consolidated financial statements provided herein.

Non-GAAP Financial Measures
To supplement our condensed consolidated financial statements presented in accordance with U.S. GAAP, we monitor and consider non-GAAP loss from operations and free cash flow. We believe our non-GAAP measures are useful in evaluating our operating performance. We use non-GAAP financial measures in conjunction with GAAP measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our Board of Directors concerning our financial performance. We believe our non-GAAP financial measures provide investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of our operating results. We also believe our non-GAAP financial measures are useful in evaluating our operating performance compared to that of other companies in our industry, as they generally eliminate the effects of certain items that may vary for different companies for reasons unrelated to overall operating performance.
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
Non-GAAP Loss from Operations
We define non-GAAP loss from operations as GAAP operating loss adjusted to exclude stock-based compensation expense, amortization of acquired intangibles, capitalization and amortization of internal-use software, charitable donations, and certain litigation. We exclude the following items from non-GAAP loss from operations:
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
•Charitable donations. We exclude expenses associated with charitable donations of our common stock from certain of our non-GAAP financial measures. We believe that excluding these non-recurring and non-cash expenses allows investors to make more meaningful comparisons between our operating results and those of other companies.
•Certain litigation. We exclude non-recurring charges and benefits, including litigation expenses and settlements, related to litigation matters that are outside of the ordinary course of our business or that are not representative of those that we historically have incurred. We believe these charges and benefits do not have a direct correlation to the operations of our business and may vary in size depending on the timing and results of such litigation and related settlements. We began excluding litigation that is outside of the ordinary course of our business from our non-GAAP financial measures in the second quarter of fiscal 2021 as expenses relating to this type of litigation significantly increased during the period, specifically expenses relating to our ongoing securities class actions and derivative litigation.

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
GAAP loss from operations	$(21,504)	$(21,327)	$(39,207)	$(42,210)
Add / (Subtract):
Stock-based compensation expense	18,276	11,616	29,160	19,575
Amortization of acquired intangibles	423	427	846	930
Internal-use software	(990)	(776)	(2,269)	(847)
Charitable donations	1,000	—	1,000	—
Certain litigation	1,235	—	1,235	—
Non-GAAP loss from operations	$(1,560)	$(10,060)	$(9,235)	$(22,552)
Free Cash Flow
We define free cash flow as net cash provided by (used in) operating activities, less cash used for purchases of property and equipment, net of insurance recoveries. Insurance recoveries include amounts paid to us for damaged property and equipment at our corporate headquarters, We include the impact of net purchases of property and equipment in our free cash flow calculation because we consider these capital expenditures to be a necessary component of our ongoing operations. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can possibly be used for investing in our business and strengthening our balance sheet, but it is not intended to represent the residual cash flow available for discretionary expenditures.

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Net cash provided by (used in) operating activities	$3,840	$(8,946)	$6,791	$(11,108)
Less:
Purchases of property and equipment, net of insurance recoveries	(4,580)	(2,566)	(9,700)	(4,242)
Free cash flow	$(740)	$(11,512)	$(2,909)	$(15,350)
Beginning in the second quarter of fiscal 2021, we removed growth efficiency index (GEI) from our non-GAAP financial measures as we no longer use this metric in evaluating our business.
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

Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Our sales are typically denominated in the local currency of the country in which the customer resides. The majority of our sales are made in the United States and those sales are denominated in U.S. dollars. Therefore, the portion of our revenue that is subject to significant foreign currency risk is limited. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Europe, China, India, Japan, and Australia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. Volatile market conditions arising from the COVID-19 pandemic may result in significant changes in exchange rates, and, in particular, a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and net income (loss) as expressed in U.S. dollars. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. For the six months ended July 31, 2020, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our accompanying unaudited condensed consolidated financial statements.
Interest Rate Risk
We had cash and cash equivalents and short-term investments of $179.2 million as of July 31, 2020. Our cash and cash equivalents and short-term investments are held for working capital purposes. We do not make investments for trading or speculative purposes.
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
As of July 31, 2020, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents and short-term investments. Fluctuations in the value of our cash equivalents and short-term investments caused by a change in interest rates (gains or losses on the carrying value) are recorded in accumulated other comprehensive loss, and are realized only if we sell the underlying securities prior to maturity. In addition, a hypothetical 10% relative change in interest rates would not have had a material impact on our operating results for the six months ended July 31, 2020.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2020. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of July 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be subject to legal proceedings, as well as demands, claims and threatened litigation. Other than the matters described in Note 13. Commitments and Contingencies in the notes to our unaudited condensed consolidated financial statements, we are not currently party to any material legal proceedings or claims, nor are we aware of any pending or threatened litigation or claims that could have a material adverse effect on our business, operating results, cash flows, or financial condition should such litigation or claim be resolved unfavorably. The outcomes of our legal proceedings and other contingencies are inherently unpredictable, subject to significant uncertainties, and could be material to our operating results and cash flows for a particular period. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
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
The ongoing COVID-19 pandemic has resulted in widespread disruptions across the United States and the world and is impacting worldwide economic activity and financial markets. In light of the uncertain and evolving situation relating to the spread of the disease, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers and the communities in which we operate, which could negatively impact our business. Like many companies, including our customers and prospects, most of our employees are working from home, we have limited all non-essential business travel, have shifted certain of our customer events, such as Subscribed 2020 in the San Francisco Bay Area, to virtual-only experiences and we may deem it advisable to similarly alter, postpone or cancel additional customer, employee or industry events in the future. We have modified certain other business practices to conform to government restrictions and best practices encouraged by government and regulatory authorities and such measures could negatively impact our business.
The ongoing effects of the COVID-19 pandemic and the precautionary measures that we have adopted have resulted in, and could continue to result in, customers not purchasing or renewing our products or services, a significant delay or lengthening of our sales cycles, a negative impact to our customer success and sales and marketing efforts, difficulties or changes to our customer support, or could create operational or other challenges, any of which could harm our business and operating results. We continue to monitor the situation and may adjust our current policies as more information and public health guidance become available. In certain customer segments that have been more severely impacted by the COVID-19 pandemic such as small- and medium-sized businesses and certain industries like hospitality and travel, we have experienced, and expect to continue to experience, a reduced ability or willingness to purchase our solutions, delayed purchasing decisions or project implementation timing of prospective customers, reduced value or duration of subscription contracts, or a negative impact to attrition rates. Such disruptions have resulted, and may continue to result, in requests from customers for payment or pricing concessions, such as in the form of extended payment terms or restructuring of contracts, impacts to our quarterly billings, and in customers limiting their spending, which, in certain cases, have resulted in customers not purchasing or renewing our products or services. Historically, a significant portion of our field sales and professional services have been conducted in person. Currently, as a result of the work and travel restrictions related to the COVID-19 pandemic, substantially all of our sales and professional services activities are being conducted remotely. While these disruptions have not had a material adverse impact on our revenues for the quarter ended July 31, 2020, during the quarter we lost a small percentage of our customer base due to business failure and bankruptcy, and experienced an increased amount of customer down-sells, which were nearly three times higher quarter over quarter, driven by reduced transaction volume needs by certain customers. If the impact of the COVID-19 pandemic deepens or extends into other customer segments, these conditions could further adversely affect the rate of billings and subscription management solutions spending of our customers, our sales cycles could be further extended or delayed, our ability to close transactions with new and existing customers and partners may be negatively impacted, our ability to recognize revenue from software transactions we do close may be negatively impacted due to implementation delays or other factors, our demand generation activities, and the efficiency and effectiveness of those activities, may be negatively affected, and our ability to provide 24x7 worldwide support to our customers may be negatively affected, any of which may make it difficult for us to forecast our sales and operating results and to make decisions about future investments. In addition, our management team has and continues to commit significant time, attention and resources to monitor and mitigate the effects of the COVID-19 pandemic on our business and workforce, which has diverted, and could continue to result in diversions of, management’s attention from other business concerns. These and other potential effects on our business due to the COVID-19 pandemic may be significant and could materially harm our business operating results and financial condition.
More generally, the COVID-19 pandemic has had, and could continue to have, an adverse effect on economies and financial markets globally, potentially leading to an economic downturn, which could decrease technology spending and adversely affect demand for our products and services. Any prolonged economic downturn or recession as a result of the COVID-19 pandemic could materially harm the business and operating results of our company and our customers, resulting in potential business closures and layoffs of employees, which effects may continue even after the COVID-19 pandemic is contained. The occurrence of any such events may lead to a reduction in the capital and operating budgets we or our customers have available, which could harm our business, financial condition and operating results. It is not possible at this time to estimate the long-term impact that COVID-19 could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.
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
Because we sell our solutions primarily on a subscription basis, the effect of the pandemic may not be fully reflected in our operating results until future periods. While we are developing and implementing risk mitigation plans and are actively managing recurring expenses, including reducing our pace of hiring and prioritizing headcount critical to operations and customer-related matters, decreasing costs associated with travel and marketing, and delaying certain other non-essential expenditures, these measures may not be sufficient to prevent adverse impacts on our business and financial condition from COVID-19. The degree to which the COVID-19 pandemic may impact our results of operations and financial condition is unknown at this time and will depend on future developments, including the geographic spread of COVID-19, the severity and the duration of the pandemic, and further actions that may be taken by governmental authorities or businesses. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this ‘‘Risk Factors’’ section.
We have a history of net losses, anticipate increasing our operating expenses in the future, and may not achieve or sustain profitability.
We have incurred net losses in each fiscal year since inception, including net losses of $83.4 million, $72.7 million, and $39.4 million in fiscal 2020, fiscal 2019, and fiscal 2018, respectively. We expect to incur net losses for the foreseeable future. As of July 31, 2020, we had an accumulated deficit of $428.5 million. We expect to make significant future expenditures related to the development and expansion of our business, including increasing our overall customer base, expanding relationships with existing customers, entering new vertical markets, expanding our global footprint, expanding and leveraging our relationships with strategic partners including GSIs to accelerate our growth, optimizing pricing and packaging, and expanding our operations and infrastructure, both domestically and internationally, and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these increased expenses. Some or all of the foregoing initiatives may be temporarily delayed or re-evaluated as part of our efforts to mitigate the effects of the COVID-19 pandemic on our business, which may negatively affect our ability to expand our operations and maintain or increase our sales. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.
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
Our ability to achieve significant growth in revenue in the future will depend, in large part, upon our ability to attract new customers. This may be particularly challenging where an organization has already invested substantial personnel and financial resources to integrate billings and other business and financial management tools, including custom-built solutions, into its business, as such an organization may be reluctant or unwilling to invest in new products and services. As a result, selling our solution often requires sophisticated and costly sales efforts that are targeted at senior management. During the three months ended July 31, 2020, sales and marketing expenses represented approximately 38% of our total revenue. If we fail to attract new customers and fail to maintain and expand new customer relationships, our revenue may grow more slowly than we expect and our business may be adversely affected.

Our future revenue growth also depends upon expanding sales and renewals of subscriptions to our solution with existing customers. If our existing customers do not expand their use of our solution over time or do not renew their subscriptions or if we receive requests from an increased number of customers for changes to payment or other terms as a result of the impact of the COVID-19 pandemic on their businesses, our revenue may grow more slowly than expected, may not grow at all, or may decline. Our success, in part, is dependent on our ability to cross-sell Zuora Revenue products into our existing Zuora Billing customers. If we experience delays in integration or implementation of these products, revenue from cross-selling may grow more slowly or may not grow at all. In the three months ended April 30, 2019, we temporarily slowed down implementations between our Zuora Revenue and Zuora Billing customers due to product integration challenges. This temporary slowdown resulted in lower than expected total revenues for such quarter and resulted in us lowering our financial projections. We resumed the paused customer implementations in late fiscal 2020. Some of our customers are now operationally live on our integrated product, and we continue to work with the remaining customers on their implementation of the integrated product.
While we have slowed the rate of our hiring as a result of the impacts of the COVID-19 pandemic, as the economy begins to recover from such impacts, we plan to begin increasing the pace of the continuing expansion of our sales efforts, both domestically and internationally. However, we may be unable to hire qualified sales personnel, may be unable to successfully train those sales personnel that we are able to hire, and sales personnel may not become fully productive on the timelines that we have projected or at all. In addition, mitigation and containment measures adopted by government authorities to contain the spread of COVID-19 in the United States and internationally, including travel restrictions and other requirements that limit in-person meetings, could limit our ability to establish and maintain relationships with new and existing customers. Further, although we dedicate significant resources to sales and marketing programs, these sales and marketing programs may not have the desired effect and may not expand sales. We cannot assure you that our efforts would result in increased sales to existing customers, and additional revenue. If our efforts to expand sales and renewals to existing customers are not successful, our business and operating results could be adversely affected.
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
We derive substantially all of our revenue and cash flows from sales of subscriptions and associated deployment of our Zuora Central platform and our Zuora Billing and Zuora Revenue products. As such, the continued growth in market demand for these products is critical to our success. Demand for our solution is affected by a number of factors, many of which are beyond our control, including macroeconomic factors, such as the impacts of the COVID-19 pandemic on our customers and prospects, the growth or contraction of the Subscription Economy, continued market acceptance of our solution by customers for existing and new use cases, the timing of development and release of new products and services, features, and functionality introduced by our competitors, changes in accounting standards, laws or regulations, policies, guidelines, interpretations, or principles that would impact the functionality and use of our solution, and technological change. We expect that an increasing transition to disaggregated solutions that focus on addressing specific customer use cases would continue to disrupt the enterprise software space, enabling new competitors to emerge. We cannot assure you that our solutions and future enhancements to our solution will be able to address future advances in technology or the requirements of enterprise customers. If we are unable to meet customer demands in creating a flexible solution designed to address all these needs or otherwise achieve more widespread market acceptance of our solution, our business, operating results, financial condition, and growth prospects would be adversely affected.

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
Our future success also depends in large part on the continued services of senior management and other key personnel. In particular, we are highly dependent on the services of Tien Tzuo, our founder, Chairman and Chief Executive Officer, who is critical to the development of our technology, platform, future vision, and strategic direction. We recently hired our new Chief Financial Officer, Todd McElhatton, who joined us on June 22, 2020. We rely on our leadership team in the areas of operations, security, marketing, sales, support, and general and administrative functions, and on individual contributors on our research and development team. Our senior management and other key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason, and without notice. We do not currently maintain key-person life insurance policies on any of our officers or employees. If we lose the services of senior management or other key personnel, or if we are unable to attract, train, assimilate, and retain the highly skilled personnel we need, our business, operating results, and financial condition could be adversely affected.
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
We have less experience marketing, determining pricing for, and selling Zuora Revenue, and we are still determining how to best market, price, and support adoption of this offering. We have directed, and intend to continue to direct, a significant portion of our financial and operating resources to develop and grow Zuora Revenue. The market for Zuora Revenue is evolving as a result of the effectiveness of Topic 606, the revenue recognition accounting standard that took effect for most public companies in January 2018. While we have seen a significant number of Zuora Revenue deployments associated with the effectiveness of Topic 606, it is uncertain whether Zuora Revenue will achieve and sustain high levels of demand and market acceptance. Our future success depends in part upon growth in this market and the ability of our Zuora Revenue product to meet the demand for revenue recognition automation solutions. We have limited experience with respect to determining the optimal prices for this solution. Companies may choose to purchase our Zuora Revenue product to comply with Topic 606 in the short-term but may develop proprietary solutions in-house or migrate toward other solutions developed by our competitors in the future. Customers may purchase Zuora Revenue as a standalone product and not purchase other core Zuora products. The evolving nature of this market, as well as other factors that are beyond our control, reduces our ability to accurately evaluate our long-term outlook and forecast annual performance. A reduction or slowdown in demand for revenue recognition automation software, caused by shifts in the marketplace, regulatory requirements, accounting standards, lack of acceptance, technological challenges, and competing solutions, could have a material adverse effect on our business, future growth, operating results, and financial condition. Moreover, in the three months ended April 30, 2019, we temporarily slowed down implementations between our Zuora Revenue and Zuora Billing customers due to product integration challenges. This temporary slowdown resulted in lower than expected total revenues for such quarter and resulted in us lowering our financial projections. We resumed the paused customer implementations in late fiscal 2020. Some of our customers are now operationally live on our integrated product, and we continue to work with the remaining customers on their implementation of the integrated product.
Our long-term success depends, in part, on our ability to expand the sales of our solution to customers located outside of the United States. Our current international operations, and any further expansion of those operations, expose us to risks that could have a material adverse effect on our business, operating results, and financial condition.
We have been recognizing increased revenue from international sales, and we conduct our business activities in various foreign countries. We currently have operations in North America, Europe, Asia, and Australia. During the six months ended July 31, 2020, we derived approximately 34% of our total revenue from customers located outside the United States. Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple cultures, customs, legal systems, regulatory systems, and commercial infrastructures. International expansion will require us to invest significant funds and other resources. Our operations in international markets may not develop at a rate that supports our level of investment. Expanding internationally may subject us to new risks that we have not faced before or increase risks that we currently face, including risks associated with:
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
Additionally, we expect that existing laws, regulations, standards, and other obligations may be interpreted in new and differing manners in the future, and may be inconsistent among jurisdictions. Future laws, regulations, standards, and other obligations, and changes in the interpretation of existing laws, regulations, standards, and other obligations could result in increased regulation, increased costs of compliance and penalties for non-compliance, costly changes to Zuora's products or their functionality, and limitations on data collection, use, disclosure, and transfer for us and our customers. For example, the European Union and United States agreed in 2016 to a framework for data transferred from the European Union to the United States, called the Privacy Shield, which was invalidated by the Court of Justice of the European Union (EU Court) in July 2020. Based on the EU Court’s July 2020 decision that companies may continue to rely on standard contractual clauses if certain requirements are met, Zuora continues to rely upon such clauses. Additionally, the General Data Protection Regulation (GDPR) became effective in May 2018. The GDPR establishes, and the pending European Union ePrivacy Regulation is expected to establish, new requirements applicable to the handling of personal data and imposes penalties for non-compliance of up to the greater of €20 million or 4% of worldwide revenue. In January 2020, the California Consumer Privacy Act (CCPA) which provides new data privacy rights for consumers and contains new operational requirements for companies, went into effect. The costs of compliance with, and other burdens imposed by, the GDPR, CCPA and other U.S., European Union, China (including the Cybersecurity Law of China) and foreign laws currently in existence or that may be passed in the future, may limit the use and adoption of our products and services and could have an adverse impact on our business.
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
In addition to government activity, privacy advocacy groups, the technology industry, and other industries have established or may establish various new, additional, or different self-regulatory standards that may place additional burdens on us. Our customers may expect us to meet voluntary certifications or adhere to other standards established by them or third parties, and we may be required or otherwise find it advisable to obtain these certifications or adhere to these standards. Our customers may also expect us to take proactive stances should a request for content belonging to customers be received from a government or regulatory agency. If we are unable to maintain such certifications, comply with such standards, or meet such customer requests, it could reduce demand for our solution and adversely affect our business.
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
Generally Accepted Accounting Principles (GAAP) is subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. Any difficulties in implementing these pronouncements, including those described in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements of our Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors' confidence in us.
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
Section 404(b) of the Sarbanes-Oxley Act requires our independent registered public accounting firm to annually attest to the effectiveness of our internal control over financial reporting, which has required, and will continue to require, increased costs, expenses, and management resources. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation. We are required to disclose changes made in our internal controls and procedures on a quarterly basis. To comply with the requirements of being a public company, we have undertaken, and may need to further undertake in the future, various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff.
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
In the event of a natural disaster, including a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our solution, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. For example, our corporate headquarters is located in California, a state that frequently experiences earthquakes and wildfires. Additionally, all of the aforementioned risks may be further increased if we do not implement a disaster recovery plan or the disaster recovery plans put in place by Zuora or our partners prove to be inadequate.
Risks Related to Ownership of Our Class A Common Stock
The stock price of our Class A common stock has been and may continue to be volatile, and you could lose all or part of your investment.
The market price of our Class A common stock has been and may continue to be volatile. Since shares of our Class A were sold in our Initial Public Offering (IPO) in April 2018 at a price of $14.00 per share, the reported low and high sales prices of our common stock has ranged from $6.21 to $37.78 through September 4, 2020. We experienced a significant decline in our stock price following our announcement of earnings for the quarter ended April 30, 2019. The market price of our Class A common stock and the market price of the common stock of many other companies have fallen significantly since the outbreak of the COVID-19 pandemic. The extent to which, and for how long, the COVID-19 pandemic may continue to impact the market price of our Class A common stock is unclear, and the market price of our Class A common stock may fluctuate significantly as a result of the COVID-19 pandemic and any associated economic downturn. In addition to factors discussed in this Form 10-Q, the market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies, and technology companies in particular, have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted shareholder litigation following periods of market volatility. We are currently subject to stockholder litigation, which is described in Note 13. Commitments and Contingencies in the notes to our consolidated financial statements. This or any future shareholder litigation could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.
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
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market. The perception that these sales might occur may also cause the market price of our Class A common stock to decline. As of August 31, 2020, we had outstanding a total of 105.3 million shares of Class A common stock and 12.9 million shares of Class B common stock.
In addition, as of July 31, 2020, we had outstanding stock options and restricted stock units (RSUs) that could result in the issuance of 20.9 million shares of Class A common stock. Subject to the satisfaction of applicable vesting requirements, the shares issued upon exercise of outstanding stock options or settlement of outstanding RSUs will be available for immediate resale in the open market.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of July 31, 2020, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the outstanding shares of Class B common stock, (ii) April 16, 2028, and (iii) the date the shares of Class B common stock cease to represent at least 5% of all outstanding shares of our common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
None.
Use of Proceeds
None.

Item 6. Exhibits.

Exhibit Number		Incorporated By Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws	8-K	001-38451	3.1	5/5/2020
10.1*	Offer Letter, dated May 25, 2020, between Todd McElhatton and Zuora, Inc.					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act					X
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).					X
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

ZUORA, INC.

Date: September 4, 2020	By:	/s/ Todd McElhatton
Todd McElhatton
Chief Financial Officer (Principal Accounting and Financial Officer)