Form 10-Q
period 2020-10-31
ZUORA INC
filed 2020-12-08
CIK 1423774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020
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

As of November 30, 2020, the number of shares of the Registrant's Class A common stock outstanding was 108.2 million and the number of shares of the Registrant's Class B common stock outstanding was 11.0 million.

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

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements
ZUORA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	October 31, 2020	January 31, 2020
Assets
Current assets:
Cash and cash equivalents	$104,047	$54,275
Short-term investments	74,710	117,662
Accounts receivable, net	59,272	68,875
Deferred commissions, current portion	11,570	9,585
Prepaid expenses and other current assets	16,887	16,387
Total current assets	266,486	266,784
Property and equipment, net	35,066	33,489
Operating lease right-of-use assets	48,992	54,286
Purchased intangibles, net	4,351	5,620
Deferred commissions, net of current portion	19,219	19,591
Goodwill	17,632	17,632
Other assets	3,588	4,825
Total assets	$395,334	$402,227
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$231	$2,098
Accrued expenses and other current liabilities	14,081	17,731
Accrued employee liabilities	26,740	24,193
Debt, current portion	4,432	4,432
Deferred revenue, current portion	107,308	111,411
Operating lease liabilities, current portion	9,181	5,755
Total current liabilities	161,973	165,620
Debt, net of current portion	2,790	6,094
Deferred revenue, net of current portion	702	1,007
Operating lease liabilities, net of current portion	55,843	62,307
Deferred tax liabilities	1,564	1,569
Other long-term liabilities	4,171	971
Total liabilities	227,043	237,568
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A common stock	11	10
Class B common stock	1	2
Additional paid-in capital	613,413	555,307
Accumulated other comprehensive income	97	188
Accumulated deficit	(445,231)	(390,848)
Total stockholders’ equity	168,291	164,659
Total liabilities and stockholders’ equity	$395,334	$402,227
See notes to unaudited condensed consolidated financial statements.

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Revenue:
Subscription	$62,020	$54,038	$177,228	$151,996
Professional services	15,226	17,784	48,905	53,668
Total revenue	77,246	71,822	226,133	205,664
Cost of revenue:
Subscription	15,611	13,858	43,627	38,589
Professional services	17,655	20,443	55,011	61,445
Total cost of revenue	33,266	34,301	98,638	100,034
Gross profit	43,980	37,521	127,495	105,630
Operating expenses:
Research and development	18,907	17,903	55,877	53,662
Sales and marketing	28,058	28,027	85,162	80,818
General and administrative	13,024	10,597	41,672	32,366
Total operating expenses	59,989	56,527	182,711	166,846
Loss from operations	(16,009)	(19,006)	(55,216)	(61,216)
Interest and other (expense) income, net	(352)	1,190	1,962	2,294
Loss before income taxes	(16,361)	(17,816)	(53,254)	(58,922)
Income tax provision	412	421	1,129	720
Net loss	(16,773)	(18,237)	(54,383)	(59,642)
Comprehensive loss:
Foreign currency translation adjustment	18	(141)	(71)	(416)
Unrealized (loss) gain on available-for-sale securities	(103)	75	(20)	121
Comprehensive loss	$(16,858)	$(18,303)	$(54,474)	$(59,937)
Net loss per share, basic and diluted	$(0.14)	$(0.16)	$(0.47)	$(0.54)
Weighted-average shares outstanding used in calculating net loss per share, basic and diluted	118,460	111,835	116,824	110,436
See notes to unaudited condensed consolidated financial statements.

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Nine Months Ended October 31, 2020
						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 31, 2020	97,134	$10	17,348	$2	$555,307	$188	$(390,848)	$164,659
Conversion of Class B common stock to Class A common stock	8,486	1	(8,486)	(1)	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchases	(2)	—	2,077	—	8,863	—	—	8,863
Lapse of restrictions on common stock related to early exercise of stock options	—	—	—	—	96	—	—	96
RSU releases	1,959	—	95	—	—	—	—	—
Purchases of common stock under the ESPP	399	—	—	—	4,214	—	—	4,214
Charitable donation of stock	74	—	—	—	1,000	—	—	1,000
Stock-based compensation	—	—	—	—	43,933	—	—	43,933
Other comprehensive loss	—	—	—	—	—	(91)	—	(91)
Net loss	—	—	—	—	—	—	(54,383)	(54,383)
Balance, October 31, 2020	108,050	$11	11,034	$1	$613,413	$97	$(445,231)	$168,291

	Three Months Ended October 31, 2020
						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, July 31, 2020	105,282	$11	12,875	$1	$597,736	$182	$(428,458)	$169,472
Conversion of Class B common stock to Class A common stock	2,066	—	(2,066)	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchases	(1)	—	200	—	879	—	—	879
Lapse of restrictions on common stock related to early exercise of stock options	—	—	—	—	25	—	—	25
RSU releases	703	—	25	—	—	—	—	—
Stock-based compensation	—	—	—	—	14,773	—	—	14,773
Other comprehensive loss	—	—	—	—	—	(85)	—	(85)
Net loss	—	—	—	—	—	—	(16,773)	(16,773)
Balance, October 31, 2020	108,050	$11	11,034	$1	$613,413	$97	$(445,231)	$168,291
See notes to unaudited condensed consolidated financial statements.

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
(in thousands)
(unaudited)

	Nine Months Ended October 31, 2019
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

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2020	2019
		As Adjusted(1)
Cash flows from operating activities:
Net loss	$(54,383)	$(59,642)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	11,172	8,440
Stock-based compensation	43,933	31,413
Provision for credit losses	3,038	3,229
Donation of common stock to charitable foundation	1,000	—
Amortization of deferred commissions	8,558	7,049
Reduction in carrying amount of right-of-use assets	6,358	6,310
Other	182	121
Changes in operating assets and liabilities:
Accounts receivable	6,565	(5,044)
Prepaid expenses and other assets	(204)	(4,004)
Deferred commissions	(10,172)	(6,794)
Accounts payable	(1,869)	(228)
Accrued expenses and other liabilities	(801)	696
Accrued employee liabilities	5,697	4,624
Deferred revenue	(4,408)	7,323
Operating lease liabilities	(6,515)	(1,092)
Net cash provided by (used in) operating activities	8,151	(7,599)
Cash flows from investing activities:
Purchases of property and equipment	(12,074)	(12,878)
Insurance proceeds for damaged property and equipment	988	—
Purchases of short-term investments	(61,783)	(155,936)
Sales of short-term investments	2,511	3,496
Maturities of short-term investments	102,305	155,800
Net cash provided by (used in) investing activities	31,947	(9,518)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	8,876	8,981
Proceeds of issuance of common stock under employee stock purchase plan	4,214	5,069
Repurchases of unvested common stock	(15)	(70)
Principal payments on long-term debt	(3,330)	(1,850)
Net cash provided by financing activities	9,745	12,130
Effect of exchange rates on cash and cash equivalents	(71)	(416)
Net increase (decrease) in cash and cash equivalents	49,772	(5,403)
Cash and cash equivalents, beginning of period	54,275	70,024
Cash and cash equivalents, end of period	$104,047	$64,621
Supplemental disclosure of non-cash investing and financing activities:
Lapse in restrictions on early exercised common stock options	$96	$365
Property and equipment purchases accrued or in accounts payable	$3	$3,056
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
The Company’s most significant estimates and assumptions are related to revenue recognition with respect to the determination of the standalone selling prices for the Company’s services; estimates of the useful life of benefits of commissions; valuation inputs of stock-based awards; estimates of allowance for credit losses; estimates of the fair value of goodwill, intangible assets, investments, and other long-lived assets; and the valuation of deferred income tax assets and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ materially from these estimates under different assumptions or conditions.

Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
The Company’s significant accounting policies are discussed in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the SEC on March 31, 2020. There have been no significant changes to these policies during the nine months ended October 31, 2020 except for updates resulting from the adoption of Topic 326, as discussed below.
Recent Accounting Pronouncements
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
The allowance for credit losses balance was $4.1 million as of October 31, 2020, and the allowance for doubtful accounts balance was $2.9 million as of January 31, 2020.
Available-for-Sale Securities:
Available-for-sale securities are reported at fair value, with unrealized gains and losses and the related tax impact included as a separate component of stockholders’ equity and in comprehensive loss. Accrued interest of $0.2 million as of October 31, 2020 is excluded from both the fair value and the amortized cost of the Company’s available-for-sale securities and is recorded in prepaid expenses and other current assets in its condensed consolidated balance sheet. The Company elected not to record an allowance for credit losses for accrued interest on available-for-sale securities and will reverse the accrued interest against interest income in the period in which it is determined that the accrued interest is uncollectible.
Prior to fiscal 2021, the Company followed the guidance in ASC 320 Investments-Debt and Equity Securities in determining whether unrealized losses were other than temporary. Under Topic 326, the Company now considers whether unrealized losses have resulted from a credit loss or other factors. The Company had no significant unrealized losses on its available-for-sale securities as of October 31, 2020 and as of January 31, 2020, and does not expect credit losses on its current investments in future periods. Therefore, the Company concluded that an allowance for credit losses was unnecessary as of the February 1, 2020 adoption date or as of October 31, 2020. The Company had no significant realized losses on available-for-sale securities during the three and nine months ended October 31, 2020. The Company uses the specific identification method to determine the cost basis of investments sold.
Note 3. Investments
The amortized costs, unrealized gains and losses and estimated fair values of the Company’s short-term investments were as follows (in thousands):

	October 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$6,032	$49	$—	$6,081
Corporate bonds	27,034	57	(4)	27,087
Commercial paper	41,542	—	—	41,542
Total short-term investments	$74,608	$106	$(4)	$74,710

	January 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$34,053	$41	$—	$34,094
Corporate bonds	45,601	81	—	45,682
Commercial paper	37,886	—	—	37,886
Total short-term investments	$117,540	$122	$—	$117,662
There were no material realized gains or losses from sales of marketable securities that were reclassified out of accumulated other comprehensive income into investment income during the three and nine months ended October 31, 2020 and 2019. All securities had stated effective maturities of less than two years as of October 31, 2020.
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

The following tables summarize the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis (in thousands):

	October 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$91,186	$—	$—	$91,186
Short-term investments:
U.S. government securities	$—	$6,081	$—	$6,081
Corporate bonds	—	27,087	—	27,087
Commercial paper	—	41,542	—	41,542
Total short-term investments	$—	$74,710	$—	$74,710

	January 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$37,906	$—	$—	$37,906
Short-term investments:
U.S. government securities	$—	$34,094	$—	$34,094
Corporate bonds	—	45,682	—	45,682
Commercial paper	—	37,886	—	37,886
Total short-term investments	$—	$117,662	$—	$117,662
The carrying amounts of certain financial instruments, including cash held in bank accounts, accounts receivable, accounts payable, and accrued expenses, approximate fair value due to their relatively short maturities. The carrying amount of debt approximates fair value due to its floating interest rate.
Note 5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	October 31, 2020	January 31, 2020
Prepaid software subscriptions	$5,503	$4,036
Prepaid insurance	3,388	1,630
Prepaid hosting costs	1,769	1,611
Contract assets	1,484	2,476
Insurance recovery receivable	454	1,442
Taxes	437	729
Other	3,852	4,463
Total	$16,887	$16,387

Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	October 31, 2020	January 31, 2020
Software	$18,965	$15,329
Leasehold improvements	18,868	16,865
Servers	14,177	14,596
Computer equipment	12,758	11,249
Furniture and fixtures	5,169	4,987
Vehicles	104	108
	70,041	63,134
Less accumulated depreciation and amortization	(34,975)	(29,645)
Total	$35,066	$33,489
The following table summarizes the capitalized internal-use software costs included within the Software line item in the table above (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Internal-use software costs capitalized during the period	$768	$1,571	$3,490	$3,187

			October 31, 2020	January 31, 2020
Total capitalized internal-use software, net of accumulated amortization			$8,722	$6,275
The following table summarizes total depreciation and amortization expense related to property and equipment, including amortization of internal-use software, included in Operating expenses and Cost of subscription revenue in the accompanying unaudited condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Total depreciation and amortization expense	$2,803	$2,812	$7,627	$7,046

Note 7. Purchased Intangible Assets
The following table summarizes the purchased intangible asset balances (in thousands):

	October 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$7,697	$(5,970)	$1,727
Customer relationships	4,287	(2,128)	2,159
Trade names	909	(444)	465
Total	$12,893	$(8,542)	$4,351

	January 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$7,697	$(5,152)	$2,545
Customer relationships	4,287	(1,775)	2,512
Trade names	909	(346)	563
Total	$12,893	$(7,273)	$5,620
The following table summarizes amortization expense related to purchased intangible assets included in Cost of subscription revenue in the accompanying unaudited condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Purchased intangible assets amortization expense	$423	$423	$1,269	$1,353

Note 8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	October 31, 2020	January 31, 2020
Accrued taxes	$4,384	$4,803
Accrued outside services and consulting	2,190	2,800
Accrued hosting and third-party licenses	1,865	1,846
Accrued property and equipment	1	3,442
Other accrued expenses	5,641	4,840
Total	$14,081	$17,731

Note 9. Debt
In October 2018, the Company amended its agreement with Silicon Valley Bank that includes a revolving and term loan facility, which is secured by a lien on substantially all of the Company’s assets, including its intellectual property (Debt Agreement). Under the revolving loan facility, the Company may borrow up to $30.0 million until October 2021, none of which was drawn down as of October 31, 2020. Under the term loan facility, the Company may borrow up to $15.0 million, which was fully drawn down in June 2017 to partially finance the acquisition of Leeyo, and a remaining balance of $7.2 million was outstanding as of October 31, 2020. The payments under the term loan are due in 36 equal monthly installments beginning in June 2019 until the maturity date in June 2022. The interest rate under both the revolving and term loan facility is equal to the prime rate published by the Wall Street Journal minus 1.00%.
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
Note 10. Deferred Revenue and Performance Obligations
The following table summarizes revenue recognized during the period that was included in the deferred revenue balance at the beginning of each respective period (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Revenue recognized from deferred revenue	$57,160	$42,524	$101,195	$73,692
As of October 31, 2020, total remaining non-cancellable performance obligations under the Company's subscription contracts with customers was approximately $275.5 million and the Company expects to recognize revenue on approximately 66% of these remaining performance obligations over the next 12 months. Remaining performance obligations under the Company's professional service contracts as of October 31, 2020 were not material.
Note 11. Geographical Information
Disaggregation of Revenue
Revenue by country, based on the customer’s address at the time of sale, was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
United States	$49,753	$49,437	$148,665	$142,039
Others	27,493	22,385	77,468	63,625
Total	$77,246	$71,822	$226,133	$205,664
Percentage of revenue by geographic area:
United States	64%	69%	66%	69%
Other	36%	31%	34%	31%
Other than the United States, no individual country exceeded 10% of total revenue for the three and nine months ended October 31, 2020 and 2019.
Long-lived assets
Long-lived assets, which consist of property and equipment, net, purchased intangible assets, net and operating lease ROU assets by geographic location is based on the location of the legal entity that owns the asset. As of October 31, 2020 and 2019, no individual country exceeded 10% of total long-lived assets other than the United States.

Note 12. Leases
The Company has non-cancelable operating leases for its offices located in the U.S. and abroad. As of October 31, 2020, these leases expire on various dates between 2020 and 2030. Certain lease agreements include one or more options to renew, with renewal terms that can extend the lease up to seven years. The Company has the right to exercise or forego the lease renewal options. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The components of the Company's long-term operating leases and related operating lease cost were as follows (in thousands):

	October 31, 2020	January 31, 2020
Operating lease right-of-use assets	$48,992	$54,286

Operating lease liabilities, current portion	9,181	5,755
Operating lease liabilities, net of current portion	55,843	62,307
Total operating lease liabilities	$65,024	$68,062

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Operating lease cost[1]	$2,989	$3,620	$8,920	$8,178
(1) Includes costs related to the Company's short-term operating leases as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Short-term operating lease cost	$32	$215	$130	$517
The future maturities of long-term operating lease liabilities for each fiscal year were as follows (in thousands):

Maturities of Operating Lease Liabilities
2021 (remainder of the year)	$2,829
2022	12,210
2023	11,678
2024	9,564
2025	6,386
Thereafter	36,139
Total lease payments	78,806
Less imputed interest	(13,782)
Present value of lease liabilities	$65,024
Other supplemental information related to the Company's long-term operating leases includes the following (dollars in thousands):

	October 31, 2020	January 31, 2020
Weighted-average remaining operating lease term	7.9 years	8.3 years
Weighted-average operating lease discount rate	4.7%	4.7%

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Supplemental Cash Flow Information
Cash paid (received) for amounts included in the measurement of lease liabilities:
Cash paid for operating leases	$1,859	$1,806	$6,822	$6,371
Cash received on operating lease incentives	—	(5,279)	—	(5,279)
Operating cash flows resulting from operating leases	$1,859	$(3,473)	$6,822	$1,092
New right-of-use assets obtained in exchange for lease liabilities:
Operating leases obtained	$—	$—	$1,064	$37,647
As of October 31, 2020, the Company had $3.5 million of undiscounted future payments for an operating lease that has not yet commenced, which is excluded from the tables above and is not yet recognized in the Company's consolidated balance sheets. This operating lease is expected to commence in fiscal year 2022 and has a lease term of three years.

Note 13. Commitments and Contingencies
Letters of Credit
In connection with the execution of certain facility leases, the Company had bank issued irrevocable letters of credit for $4.7 million as of October 31, 2020 and January 31, 2020. No draws have been made under such letters of credit.
Legal Proceedings
From time to time, the Company may be subject to legal proceedings, as well as demands, claims and threatened litigation. The outcomes of legal proceedings and other contingencies are inherently unpredictable, subject to significant uncertainties, and could be material to our operating results and cash flows for a particular period. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors. Other than the matters described below, the Company is not currently party to any legal proceeding that management believes could have a material adverse effect on its business, operating results, cash flows, or financial condition should such litigation or claim be resolved unfavorably.
Securities Class Actions
In June 2019, a putative securities class action lawsuit was filed in the U.S. District Court for the Northern District of California naming the Company and certain of its officers as defendants. The complaint purports to bring suit on behalf of stockholders who purchased or otherwise acquired the Company’s securities between April 12, 2018 and May 30, 2019. The complaint alleges that defendants made false and misleading statements about the Company’s business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (Exchange Act), and seeks unspecified compensatory damages, fees and costs. In November 2019, the lead plaintiff filed a consolidated amended complaint asserting the same claims. In April 2020, the Court denied defendants’ motion to dismiss.
In April and May 2020, two putative securities class action lawsuits were filed in the Superior Court of the State of California, County of San Mateo, naming as defendants the Company and certain of its current and former officers, its directors and the underwriters of the Company’s IPO. The complaints purport to bring suit on behalf of stockholders who purchased or otherwise acquired the Company’s securities pursuant or traceable to the Registration Statement and Prospectus issued in connection with the Company’s IPO and allege claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The suits seek unspecified damages and other relief. In July 2020, the court entered an order consolidating the two lawsuits, and the lead plaintiff filed a consolidated amended complaint asserting the same claims. In October 2020, the court denied in part and granted in part defendants’ demurrer and granted plaintiffs leave to file an amended complaint. In November 2020, the lead plaintiff filed an amended consolidated complaint.
Given the procedural posture and the nature of such litigation matters, the Company is unable to estimate the reasonably possible loss or range of loss, if any, that may result from these matters.
Derivative Litigation
In September 2019, two stockholder derivative lawsuits were filed in the U.S. District Court for the Northern District of California against certain of the Company’s directors and executive officers and naming the Company as a nominal defendant. The derivative actions allege claims based on events similar to those in the securities class actions and assert causes of action against the individual defendants for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and for making false and misleading statements about the Company’s business, operations, and prospects in violation of Section 14(a) of the Exchange Act. Plaintiffs seek corporate reforms, unspecified damages and restitution, and fees and costs. In November 2019, the stockholder derivative lawsuits, which are related to the federal securities class action, were assigned to the same judge who is overseeing the federal securities class action lawsuit. In February 2020, the court entered an order consolidating the two derivative lawsuits. In August 2020, the court entered an order staying the consolidated action until the completion of fact discovery in the federal securities class action.

In May and June 2020, two stockholder derivative lawsuits were filed in the U.S. District Court for the District of Delaware against certain of the Company’s directors and current and former executive officers. The derivative actions allege claims based on events similar to those in the securities class actions and the derivative actions pending in the Northern District of California and assert causes of action against the individual defendants for breach of fiduciary duty, unjust enrichment, waste of corporate assets, contribution, and for making false and misleading statements about the Company’s business, operations, and prospects in violation of Section 14(a) of the Exchange Act. Plaintiff seeks corporate reforms, unspecified damages and restitution, and fees and costs. In June 2020, the court entered an order consolidating the two Delaware derivative lawsuits. In August 2020, the court entered an order staying the consolidated action until the completion of fact discovery in the federal securities class action.
Given the procedural posture and the nature of such litigation matters, the Company is unable to estimate the reasonably possible loss or range of loss, if any, that may result from these matters.
Other Contractual Obligations
As of October 31, 2020, the Company had a contractual obligation to make $19.1 million in purchases of cloud computing services provided by one of its vendors by September 30, 2021.
Note 14. Income Taxes
The following table reflects the Company's income tax provision, pretax loss and effective tax rate for the periods presented (in thousands, except percentages):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Loss before income taxes	$(16,361)	$(17,816)	$(53,254)	$(58,922)
Income tax provision	412	421	1,129	720
Effective tax rate	(2.5)%	(2.4)%	(2.1)%	(1.2)%
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
Note 15. Stockholders' Equity
Preferred Stock
As of October 31, 2020, the Company had authorized 10 million shares of preferred stock, each with a par value of $0.0001 per share. As of October 31, 2020, no shares of preferred stock were issued and outstanding.
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
As of October 31, 2020, the Company had authorized 500 million shares of Class A common stock and 500 million shares of Class B common stock, each with a par value of $0.0001 per share. As of October 31, 2020, 108.0 million shares of Class A common stock and 11.0 million shares of Class B common stock were issued and outstanding.
Accumulated Other Comprehensive Income
Components of accumulated other comprehensive income were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance, January 31, 2020	$95	$93	$188
Foreign currency translation adjustment	(71)	—	(71)
Unrealized loss on available-for-sale securities	—	(20)	(20)
Balance, October 31, 2020	$24	$73	$97
There were no material reclassifications out of accumulated other comprehensive income during the three and nine months ended October 31, 2020. Additionally, there was no material tax impact on the amounts presented.
Note 16. Employee Stock Plans
Equity Incentive Plans
In March 2018, the Company’s Board of Directors adopted and its stockholders approved the 2018 Equity Incentive Plan (2018 Plan). The 2018 Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, RSUs, performance awards, and stock bonuses. As of October 31, 2020, approximately 21.2 million shares of Class A common stock were reserved and available for issuance under the 2018 Plan. In addition, as of October 31, 2020, 8.0 million stock options and RSUs exercisable or settleable for Class B common stock were outstanding in the aggregate under the Company’s 2006 Stock Plan (2006 Plan) and 2015 Equity Incentive Plan (2015 Plan), which plans were terminated in May 2015 and April 2018, respectively. The 2006 Plan and 2015 Plan continue to govern outstanding equity awards granted thereunder.
Stock Options
The following tables summarize stock option activity and related information (in thousands, except weighted-average exercise price, weighted-average grant date fair value and average remaining contractual term):

	Shares Subject To Outstanding Stock Options	Weighted-Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of January 31, 2020	13,701	$7.64	6.9	$107,186
Granted	2,042	11.49
Exercised	(2,077)	4.27
Forfeited	(1,232)	12.23
Balance as of October 31, 2020	12,434	8.39	6.7	39,210
Exercisable as of October 31, 2020	7,912	4.95	5.5	39,130
Vested and expected to vest as of October 31, 2020	12,037	8.24	6.7	39,102

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Weighted-average grant date fair value per share of options granted during each respective period	$4.06	$5.55	$4.57	$7.10
Aggregate intrinsic value of options exercised during each respective period	$1,245	$4,164	$17,564	$31,490

The Company used the Black-Scholes option-pricing model to estimate the fair value of its stock options granted during each respective period using the following assumptions:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Fair value of common stock	$9.99 - $10.00	$13.67 - $14.82	$9.99 - $13.51	$13.67 - $23.64
Expected volatility	42.3% - 42.4%	38.3% - 38.9%	41.4% - 42.4%	35.0% - 39.0%
Expected term (years)	6.0 - 6.1	5.6 - 6.5	6.0 - 6.1	5.6 - 6.5
Risk-free interest rate	0.4% - 0.5%	1.4% - 1.7%	0.4% - 0.5%	1.4% - 2.5%
Expected dividend yield	—	—	—	—
RSU and Restricted Stock Award Activity
The following table summarizes RSU and restricted stock award activity and related information (in thousands, except weighted-average grant date fair value):

	Number of RSU and Restricted Shares Outstanding	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2020	5,029	$18.09
Granted	6,925	11.25
Vested	(2,091)	14.87
Forfeited	(1,186)	16.26
Balance as of October 31, 2020	8,677	13.66
2018 Employee Stock Purchase Plan
In March 2018, the Company's Board of Directors adopted and its stockholders approved the 2018 Employee Stock Purchase Plan (ESPP). A total of 3.4 million shares of Class A common stock were reserved and available for issuance under the ESPP as of October 31, 2020. The ESPP provides for 24-month offering periods beginning June 15 and December 15 of each year, and each offering period contains four six-month purchase periods. On each purchase date, ESPP participants will purchase shares of the Company’s Class A common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Class A common stock on the offering date or (2) the fair market value of the Class A common stock on the purchase date.
The Company estimated the fair value of ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended October 31,
	2020	2019
Fair value of common stock	$13.50	$14.73
Expected volatility	50.7% - 69.1%	36.0% - 42.6%
Expected term (years)	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	0.2%	1.9% - 2.2%
Expected dividend yield	—	—

Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories in the accompanying unaudited condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Cost of subscription revenue	$1,224	$683	$3,541	$1,987
Cost of professional services revenue	2,508	1,814	7,290	5,157
Research and development	4,914	4,015	14,401	11,690
Sales and marketing	3,868	3,728	11,721	8,071
General and administrative	2,259	1,598	6,980	4,508
Total stock-based compensation expense	$14,773	$11,838	$43,933	$31,413
During the three months ended July 31, 2020, in light of the COVID-19 pandemic and for retention purposes, the Company issued RSU grants for 0.7 million shares of Class A common stock to eligible non-executive employees. These RSU awards vested partially in the six months ended October 31, 2020, and the remainder will fully vest by the end of the current fiscal year. The Company recognized $5.5 million of stock-based compensation expense in the six months ended October 31, 2020 related to these awards and expects to recognize up to an additional $1.8 million of expense by the end of the current fiscal year.
As of October 31, 2020, unrecognized compensation costs related to unvested equity awards and the weighted-average remaining period over which those costs are expected to be realized were as follows (dollars in thousands):

	Stock Options	RSUs	ESPP
Unrecognized compensation costs	$22,657	$100,700	$7,006
Weighted-average remaining recognition period	2.6 years	3.1 years	1.1 years

Note 17. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Numerator:
Net loss	$(16,773)	$(18,237)	$(54,383)	$(59,642)
Denominator:
Weighted-average common shares outstanding, basic and diluted	118,460	111,835	116,824	110,436
Net loss per share, basic and diluted	$(0.14)	$(0.16)	$(0.47)	$(0.54)
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

	October 31,
	2020	2019
Issued and outstanding stock options	12,434	14,098
Unvested RSUs and restricted stock issued and outstanding	8,677	4,206
Shares committed under ESPP	302	313
Total	21,413	18,617

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
COVID-19 Pandemic Impact
The COVID-19 pandemic has caused certain disruptions to our business operations—such as delays and lengthening of our customary sales cycles and postponed implementations, certain customers not purchasing or renewing our products or services, requests for extended payment terms and contract restructurings by certain customers more severely impacted by the pandemic, challenges in sales and customer success efforts due to travel restrictions, and shifting certain customer events to virtual-only experiences. During the quarter ended October 31, 2020, we experienced fewer disruptions including customer loss, down-sells, customer requests for extended payment terms and other relief due to the COVID-19 pandemic as compared to the prior quarter. We believe that such COVID-related disruptions experienced to date have not had a material impact on our overall financial results for the quarter. However, because our financial results are driven by multiple factors, some of which are not quantifiable, it is not possible to determine the significance of the specific impact of the COVID-19 pandemic on our financial results in any given period.
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
We are continuing to monitor the impact of the COVID-19 pandemic on our business operations and financial results. As a prudent cost-saving measure and to preserve cash, we have implemented plans to manage our costs in certain areas such as travel, events, and marketing and have reduced our pace of hiring while continuing to prioritize new headcount critical to operations, sales and customer support. For example, for fiscal 2021, we are generally not increasing base salaries in order to preserve cash in light of the COVID-19 pandemic. During the three months ended July 31, 2020, for retention purposes, we issued RSU grants to eligible non-executive employees that vest in full during the current fiscal year. See Note 16. Employee Stock Plans to the unaudited condensed consolidated financial statements contained herein for details. To the extent the business disruption continues for an extended period, additional cost management actions may be considered. The uncertainty surrounding the COVID-19 pandemic and its impact on the global economy could also lead to a more significant adverse impact on our business operations and financial performance in the future.
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
Fiscal Third Quarter Business Highlights and Recent Developments:
•We closed 6 deals with ACV exceeding $500,000, including the largest deal in Zuora's history.
•Our higher-margin subscription revenue increased to 80% as a percentage of total revenue, its highest level in the last three fiscal years, as more professional services are provided by our system integration partners.

•Customers with ACV exceeding $100,000 totaled 653 as of October 31, 2020, an increase of 11% compared to last year. We expect this metric to increase on a long-term basis, although we may experience fluctuations as we continue working to improve our overall sales motion.
•Customer transaction volume through Zuora's billing platform was $14.6 billion as of October 31, 2020, an increase of 31% compared to last year.
Fiscal Third Quarter Financial Performance Summary:
Our financial performance for the three months ended October 31, 2020 compared to the three months ended October 31, 2019 reflects the following:
•Subscription revenues were $62.0 million, an increase of $8.0 million, or 15%; and total revenues were $77.2 million, an increase of $5.4 million, or 8%.
•Gross profit was $44.0 million, or 57% of total of revenue, compared to $37.5 million, or 52% of total revenue.
•Loss from operations was $16.0 million, or 21% of total revenue, compared to a loss of $19.0 million, or 26% of total revenue.
Key Operational and Financial Metrics
We monitor the following key operational and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:
Customers with Annual Contract Value (ACV) Equal to or Greater than $100,000
We believe our ability to enter into larger contracts is indicative of broader adoption of our solution by larger organizations. It also reflects our ability to expand our revenue footprint within our current customer base. We define ACV as the subscription revenue we would contractually expect to recognize from that customer over the next twelve months, assuming no increases or reductions in their subscriptions. We define the number of customers at the end of any particular period as the number of parties or organizations that have entered into a distinct subscription contract with us for which the term has not ended. Each party with which we have entered into a distinct subscription contract is considered a unique customer, and in some cases, there may be more than one customer within a single organization. We have increased the number of customers with ACV equal to or greater than $100,000 to 653 as of October 31, 2020, as compared to 586 customers as of October 31, 2019.
Dollar-Based Retention Rate
We believe our dollar-based retention rate is a key measure of our ability to retain and expand revenue from our customer base over time. We calculate our dollar-based retention rate as of a period end by starting with the sum of the ACV from all customers as of twelve months prior to such period end, or prior period ACV. We then calculate the sum of the ACV from these same customers as of the current period end, or current period ACV. Current period ACV includes any upsells and also reflects contraction or attrition over the trailing twelve months, but excludes revenue from new customers added in the current period. We then divide the current period ACV by the prior period ACV to arrive at our dollar-based retention rate. Our dollar-based retention rate was 99% as of October 31, 2020 and July 31, 2020. We expect the dollar-based retention rate to not change significantly in the near term. While dollar-based retention rate may fluctuate in any particular quarter, we expect the rate to increase over the next fiscal year.

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
Professional services revenue. Professional services revenue consists of fees for services related to helping our customers deploy, configure, and optimize the use of our solutions. These services include system integration, data migration, process enhancement, and training. Professional services projects generally take three to twelve months to complete. Once the contract is signed, we generally invoice for professional services on a time and materials basis, although we occasionally engage in fixed-price service engagements and invoice for those based upon agreed milestone payments. We recognize revenue as services are performed for time and materials engagements and on a proportional performance method as the services are performed for fixed fee engagements. We expect to transition a portion of our professional services implementations to our strategic partners, including system integrators (SIs), and as a result we expect our professional services revenue to decrease over time, and may vary as a percentage of total revenue in the near term.

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
Cost of professional services revenue. Cost of professional services revenue consists primarily of costs related to the implementation of our platform. These costs include employee compensation costs for our professional services team, allocated overhead, travel costs, and costs of outside services associated with supplementing our internal staff. We believe that investment in our system integration partner network will lead to total margin improvement, however costs may fluctuate in the near term as we shift deployments to our partner network.
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
Sales and marketing. Sales and marketing expense consists primarily of employee compensation costs, including amortization of deferred commissions related to our sales personnel, allocated overhead, costs of general marketing and promotional activities, and travel costs. Commission costs that are incremental to obtaining a contract are amortized in sales and marketing expense over the period of benefit, which is expected to be five years. While our sales and marketing expense as a percentage of total revenue has decreased slightly in recent periods, we expect to continue to make significant investments as we expand our customer acquisition and retention efforts. Therefore, we expect that sales and marketing expense will increase in absolute dollars but may vary as a percentage of total revenue for the foreseeable future.
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

Results of Operations
The following tables set forth our unaudited condensed consolidated results of operations for the periods presented in dollars and as a percentage of our total revenue (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Revenue:
Subscription	$62,020	$54,038	$177,228	$151,996
Professional services	15,226	17,784	48,905	53,668
Total revenue	77,246	71,822	226,133	205,664
Cost of revenue:
Subscription¹	15,611	13,858	43,627	38,589
Professional services¹	17,655	20,443	55,011	61,445
Total cost of revenue	33,266	34,301	98,638	100,034
Gross profit	43,980	37,521	127,495	105,630
Operating expenses:
Research and development¹	18,907	17,903	55,877	53,662
Sales and marketing¹	28,058	28,027	85,162	80,818
General and administrative¹	13,024	10,597	41,672	32,366
Total operating expenses	59,989	56,527	182,711	166,846
Loss from operations	(16,009)	(19,006)	(55,216)	(61,216)
Interest and other (expense) income, net	(352)	1,190	1,962	2,294
Loss before income taxes	(16,361)	(17,816)	(53,254)	(58,922)
Income tax provision	412	421	1,129	720
Net loss	$(16,773)	$(18,237)	$(54,383)	$(59,642)
(1)    Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Cost of subscription revenue	$1,224	$683	$3,541	$1,987
Cost of professional services revenue	2,508	1,814	7,290	5,157
Research and development	4,914	4,015	14,401	11,690
Sales and marketing	3,868	3,728	11,721	8,071
General and administrative	2,259	1,598	6,980	4,508
Total stock-based compensation expense	$14,773	$11,838	$43,933	$31,413

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Revenue:
Subscription	80%	75%	78%	74%
Professional services	20	25	22	26
Total revenue	100	100	100	100
Cost of revenue:
Subscription	20	19	19	19
Professional services	23	28	24	30
Total cost of revenue	43	48	44	49
Gross profit	57	52	56	51
Operating expenses:
Research and development	24	25	25	26
Sales and marketing	36	39	38	39
General and administrative	17	15	18	16
Total operating expenses	78	79	81	81
Loss from operations	(21)	(26)	(24)	(30)
Interest and other (expense) income, net	—	2	1	1
Loss before income taxes	(21)	(25)	(24)	(29)
Income tax provision	1	1	—	—
Net loss	(22)%	(25)%	(24)%	(29)%

Comparison of the Three Months Ended October 31, 2020 and 2019
Revenue

	Three Months Ended October 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscription	$62,020	$54,038	$7,982	15%
Professional services	15,226	17,784	(2,558)	(14)%
Total revenue	$77,246	$71,822	$5,424	8%
Percentage of revenue:
Subscription	80%	75%
Professional services	20	25
Total revenue	100%	100%
Subscription revenue increased by $8.0 million, or 15%, for the three months ended October 31, 2020 compared to the three months ended October 31, 2019. The increase was driven by growth in our customer base, including both new and existing customers, and includes $1.5 million and $1.3 million of revenue recognized in the three months ended October 31, 2020 and 2019, respectively, related to contract resolutions with two customers that will not be recurring in future periods. New customers contributed approximately $4.6 million of the increase in subscription revenue for the three months ended October 31, 2020 compared to the three months ended October 31, 2019, while sales of additional products to our existing customers contributed the remainder. We calculate subscription revenue from new customers during the quarter by adding the revenue recognized from new customers acquired in the 12 months prior to the reporting date.

Professional services revenue decreased by $2.6 million, or (14)%, for the three months ended October 31, 2020 compared to the three months ended October 31, 2019, partially driven by the shifting of the services work to our system integration partners.
Cost of Revenue and Gross Margin

	Three Months Ended October 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$15,611	$13,858	$1,753	13%
Professional services	17,655	20,443	(2,788)	(14)%
Total cost of revenue	$33,266	$34,301	$(1,035)	(3)%
Gross margin:
Subscription	75%	74%
Professional services	(16)	(15)
Total gross margin	57%	52%
Cost of subscription revenue increased by $1.8 million, or 13%, for the three months ended October 31, 2020 compared to the three months ended October 31, 2019. The increase in cost of subscription revenue was due to increases of $1.5 million in third-party hosting costs as we grow and transition our data center model to the cloud, and $0.8 million in employee compensation costs, partially offset by decrease of $0.4 million in amortization of internal-use software costs.
Cost of professional services revenue decreased by $2.8 million, or (14)%, for the three months ended October 31, 2020 compared to the three months ended October 31, 2019. The decrease in cost of professional services revenue was primarily due to decreases of $1.1 million in outside professional services costs driven by higher employee utilization, $1.0 million in travel costs, and $0.4 million in employee compensation costs.
Our gross margin for subscription services increased to 75% for the three months ended October 31, 2020 compared to 74% for the three months ended October 31, 2019.

Our gross margin for professional services decreased to (16)% for the three months ended October 31, 2020 compared to (15)% for the three months ended October 31, 2019, primarily due to an increase in stock-based compensation expense.
Operating Expenses
Research and Development

	Three Months Ended October 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Research and development	$18,907	$17,903	$1,004	6%
Percentage of total revenue	24%	25%
Research and development expense increased by $1.0 million, or 6%, for the three months ended October 31, 2020 compared to the three months ended October 31, 2019 primarily due to an increase of $0.8 million in amortization of internal-use software costs from recently completed projects, and remained consistent at 24% and 25% of total revenue for the three months ended October 31, 2020 and 2019, respectively.

Sales and Marketing

	Three Months Ended October 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$28,058	$28,027	$31	—%
Percentage of total revenue	36%	39%
Sales and marketing expense was flat for the three months ended October 31, 2020 compared to the three months ended October 31, 2019, primarily due to increases of $0.8 million in employee compensation costs and $0.7 million in allocated overhead including facilities expansions, offset by a decrease of $1.5 million in travel costs. Sales and marketing expense decreased to 36% of total revenue during the three months ended October 31, 2020 from 39% during the three months ended October 31, 2019.
General and Administrative

	Three Months Ended October 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
General and administrative	$13,024	$10,597	$2,427	23%
Percentage of total revenue	17%	15%
General and administrative expense increased by $2.4 million, or 23%, for the three months ended October 31, 2020 compared to the three months ended October 31, 2019, primarily due to increases of $1.3 million in employee compensation costs and $0.9 million in shareholder litigation expenses. General and administrative expense increased to 17% of total revenue during the three months ended October 31, 2020, compared to 15% during the three months ended October 31, 2019.
Interest and other (expense) income, net

	Three Months Ended October 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Interest and other (expense) income, net	$(352)	$1,190	$(1,542)	(130)%
Interest and other (expense) income, net decreased by $1.5 million for the three months ended October 31, 2020 compared to the three months ended October 31, 2019, primarily due to a $0.9 million decrease related to the revaluation of cash, accounts receivable and payables recorded in a foreign currency; and decreases in net accretion and interest income on short-term investments of $0.7 million.
Income Tax Provision

	Three Months Ended October 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Income tax provision	$412	$421	$(9)	(2)%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the three months ended October 31, 2020 and 2019, we recorded a tax provision of $0.4 million on losses before income taxes of $16.4 million and $17.8 million, respectively. The effective tax rates for the three months ended October 31, 2020 and 2019 were (2.5)% and (2.4)%, respectively. The effective tax rate differs from the statutory rate primarily as a result of providing no benefit on pretax losses incurred in the United States. For the three months ended October 31, 2020 and 2019, we maintained a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.
Comparison of the Nine Months Ended October 31, 2020 and 2019
Revenue

	Nine Months Ended October 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscription	$177,228	$151,996	$25,232	17%
Professional services	48,905	53,668	(4,763)	(9)%
Total revenue	$226,133	$205,664	$20,469	10%
Percentage of revenue:
Subscription	78%	74%
Professional services	22	26
Total revenue	100%	100%

Subscription revenue increased by $25.2 million, or 17%, for the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019. The increase was driven by growth in our customer base, including both new and existing customers, and includes $1.5 million and $1.3 million of revenue recognized in the nine months ended October 31, 2020 and 2019, respectively, related to contract resolutions with two customers that will not be recurring in future periods. New customers contributed approximately $15.2 million of the increase in subscription revenue for the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019, while sales of additional products to our existing customers contributed the remainder. We calculate subscription revenue from new customers on a year-to-date basis by adding the revenue recognized from new customers acquired in the 12 months prior to each discrete quarter within the year-to-date period.

Professional services revenue decreased by $4.8 million, or (9)%, for the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019, partially driven by the shifting of the services work to our system integration partners.

Cost of Revenue and Gross Margin

	Nine Months Ended October 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$43,627	$38,589	$5,038	13%
Professional services	55,011	61,445	(6,434)	(10)%
Total cost of revenue	$98,638	$100,034	$(1,396)	(1)%
Gross margin:
Subscription	75%	75%
Professional services	(12)	(14)
Total gross margin	56%	51%
Cost of subscription revenue increased by $5.0 million, or 13%, for the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019. The increase in cost of subscription revenue was primarily driven by increases of $3.4 million in data center costs primarily related to third-party cloud hosting as we grow and transition our data center model to the cloud and $2.1 million in employee compensation costs, partially offset by a decrease of $0.8 million in amortization of internal-use software costs.
Cost of professional services revenue decreased by $6.4 million, or (10)%, for the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019. The decrease in cost of professional services revenue was driven by decreases of $3.3 million in outside professional services costs, $2.8 million in travel costs, $0.6 million in event costs, and $0.5 million in employee compensation costs, partially offset by an increase of $0.6 million in allocated overhead including facilities expansions.
Our gross margin for subscription services remained consistent at 75% for the nine months ended October 31, 2020 and 2019.
Our gross margin for professional services increased to (12)% for the nine months ended October 31, 2020 compared to (14)% for the nine months ended October 31, 2019, primarily due to increased utilization.
Operating Expenses
Research and Development

	Nine Months Ended October 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Research and development	$55,877	$53,662	$2,215	4%
Percentage of total revenue	25%	26%
Research and development expense increased by $2.2 million, or 4%, for the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019. The increase in research and development expense was primarily driven by increases of $1.2 million in allocated overhead including facilities expansions, $1.0 million in outside professional services costs, and $0.9 million in employee compensation costs, partially offset by a decrease of $1.2 million in travel costs. Research and development expense was consistent at 25% and 26% of total revenue during the nine months ended October 31, 2020 and 2019, respectively.

Sales and Marketing

	Nine Months Ended October 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$85,162	$80,818	$4,344	5%
Percentage of total revenue	38%	39%
Sales and marketing expense increased by $4.3 million, or 5%, for the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019, primarily due to increases of $7.1 million in employee compensation costs, $2.0 million in allocated overhead including facilities expansions, and $0.5 million in outside professional services costs, partially offset by decreases of $4.0 million in travel costs and $1.5 million in marketing and event costs. Sales and marketing expense decreased to 38% of total revenue during the nine months ended October 31, 2020 from 39% during the nine months ended October 31, 2019.
General and Administrative

	Nine Months Ended October 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
General and administrative	$41,672	$32,366	$9,306	29%
Percentage of total revenue	18%	16%
General and administrative expense increased by $9.3 million, or 29%, for the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019, primarily due to increases of $4.0 million in employee compensation costs, $2.2 million in shareholder litigation expenses, $1.1 million in allocated overhead including facilities expansions, $1.1 million in third-party professional services, and $1.0 million in donations of our Class A common stock to a charitable donor-advised fund. General and administrative expense was 18% of total revenue during the nine months ended October 31, 2020, primarily reflecting the impact of shareholder litigation expenses and stock donations during the period, compared to 16% during the nine months ended October 31, 2019.
Interest and other (expense) income, net

	Nine Months Ended October 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Interest and other (expense) income, net	$1,962	$2,294	$(332)	(14)%
Interest and other (expense) income, net decreased by $0.3 million for the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019, primarily due to decreases in net accretion and interest income on short-term investments of $1.8 million, offset by an increase of $1.3 million in net gains related to the revaluation of cash, accounts receivable and payables recorded in a foreign currency.
Income Tax Provision

	Nine Months Ended October 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Income tax provision	$1,129	$720	$409	57%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the nine months ended October 31, 2020 and 2019, we recorded a tax provision of $1.1 million and $0.7 million, respectively, on losses before income taxes of $53.3 million and $58.9 million, respectively. The effective tax rates for the nine months ended October 31, 2020 and 2019 were (2.1)% and (1.2)%, respectively. The increase was due primarily to an increase in foreign tax expense. The effective tax rate differs from the statutory rate primarily as a result of no benefit on pretax losses incurred in the United States. For the nine months ended October 31, 2020 and 2019, we maintained a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.
Liquidity and Capital Resources
As of October 31, 2020, we had cash and cash equivalents and short-term investments of $178.8 million. Since inception, we have financed our operations primarily through the net proceeds we received through public and private sales of our equity securities, payments received from customers for subscription and professional services, and borrowings from our Debt Agreement.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended October 31,
	2020	2019
Net cash provided by (used in) operating activities	$8,151	$(7,599)
Net cash provided by (used in) investing activities	31,947	(9,518)
Net cash provided by financing activities	9,745	12,130
Effect of exchange rates on cash and cash equivalents	(71)	(416)
Net increase (decrease) in cash and cash equivalents	$49,772	$(5,403)
Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription and professional services. Our primary uses of cash from operating activities are for employee-related expenditures, marketing expenses, third-party consulting expenses, facilities costs, and third-party hosting costs.
For the nine months ended October 31, 2020, net cash provided by operating activities was $8.2 million, which consisted of a net loss of $54.4 million adjusted for non-cash charges of $74.2 million and net cash outflows from changes in our operating assets and liabilities of $11.7 million. Non-cash charges, which primarily consisted of stock-based compensation; depreciation, amortization and accretion of property and equipment, purchased intangible assets and lease liabilities; amortization of deferred commissions; and reduction in carrying amount of ROU assets, increased compared to the same period last year primarily as a result of growth in our business operations. Net cash outflows from changes in operating assets and liabilities increased $7.2 million compared to last year primarily due to timing of cash receipts, accruals and payments, as well as a reduction in our deferred revenue balance compared to an increase last year.
For the nine months ended October 31, 2019, net cash used in operating activities was $7.6 million, which consisted of a net loss of $59.6 million adjusted for non-cash charges of $56.5 million and net cash outflows of $4.5 million from changes in our operating assets and liabilities. Non-cash charges, which primarily consisted of stock-based compensation; depreciation, amortization and accretion of property and equipment, purchased intangible assets and lease liabilities; amortization of deferred commissions; and reduction in carrying amount of ROU assets, increased compared to the same period in fiscal 2019 primarily as a result of growth in our business operations. Net cash outflows from changes in operating assets and liabilities were $4.5 million for the nine months ended October 31, 2019 compared to net cash inflows of $2.3 million for the same period in fiscal 2019, and was primarily driven by the timing of cash receipts, accruals and payments.
Investing Activities
Net cash provided by investing activities for the nine months ended October 31, 2020 of $31.9 million was primarily due to net cash received on purchases, sales and maturities of investments of $43.0 million, partially offset by $11.1 million in purchases of property and equipment, net of insurance recoveries for damaged property and equipment.
Net cash used in investing activities for the nine months ended October 31, 2019 of $9.5 million was primarily due to $12.9 million in purchases of property and equipment and capitalized internal-use software, partially offset by $3.5 million provided by net purchases, sales and maturities of short-term investments.
Financing Activities
Cash provided by financing activities for the nine months ended October 31, 2020 of $9.7 million was primarily due to $8.9 million in proceeds from stock option exercises and $4.2 million in proceeds from issuance of common stock under the ESPP, partially offset by $3.3 million of debt principal payments.
Cash provided by financing activities for the nine months ended October 31, 2019 of $12.1 million was primarily due to $9.0 million of stock option exercise proceeds and $5.1 million in proceeds from issuance of common stock under the ESPP, partially offset by $1.9 million of debt principal payments.
Off-Balance Sheet Arrangements
As of October 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Obligations and Other Commitments
Our principal commitments consist of obligations under our operating leases for office space, our Debt Agreement and contractual obligation for cloud computing services. The following table summarizes our significant contractual obligations as of October 31, 2020 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations¹	$82,702	$13,192	$24,326	$13,703	$31,481
Debt principal and interest²	7,396	4,558	2,838	—	—
Other contractual obligations³	19,141	19,141	—	—	—
	$109,239	$36,891	$27,164	$13,703	$31,481
_________________________________
(1) We lease our facilities primarily under long-term operating leases which expire on varying dates through June 2030. The lease agreements often contain provisions which require us to pay taxes, insurance, and maintenance costs.
(2) Debt principal and interest includes amounts owed under our Debt Agreement, including principal, interest and a $0.2 million facility fee on the term loan. Interest payments were calculated using the applicable rate as of October 31, 2020. See Note 9. Debt of the notes to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information.
(3) Represents a contractual obligation to make purchases of cloud computing services from one of our vendors by September 30, 2021.
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us, or from data breaches or intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. As of October 31, 2020, no demands had been made upon us to provide indemnification under such agreements and there were no claims that we are aware of that could have a material effect on our consolidated balance sheets, consolidated statements of operations and comprehensive loss, or consolidated statements of cash flows.
As of October 31, 2020, we had accrued liabilities related to uncertain tax positions, which are reflected in our unaudited condensed consolidated balance sheets. These accrued liabilities are not reflected in the table above since it is unclear when these liabilities will be repaid.
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
Our significant accounting policies are discussed in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the SEC on March 31, 2020. Any significant changes to these policies during the nine months ended October 31, 2020 are described in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements to our condensed consolidated financial statements provided herein.

Recent Accounting Pronouncements - Not Yet Adopted
In December 2019, the FASB issued ASU 2019-12, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in the existing guidance for income taxes and making other minor improvements. The amendments in the ASU are effective for the Company on February 1, 2021. We do not plan to early adopt this ASU at this time and the adoption of this standard is not expected to have a material impact on our consolidated financial statements.
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
•Charitable donations. We exclude expenses associated with charitable donations of our common stock from certain of our non-GAAP financial measures. We believe that excluding these non-cash expenses allows investors to make more meaningful comparisons between our operating results and those of other companies.
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
GAAP loss from operations	$(16,009)	$(19,006)	$(55,216)	$(61,216)
Add / (Subtract):
Stock-based compensation expense	14,773	11,838	43,933	31,413
Amortization of acquired intangibles	423	423	1,269	1,353
Internal-use software	(177)	(529)	(2,446)	(1,376)
Charitable donations	—	—	1,000	—
Certain litigation	967	—	2,202	—
Non-GAAP loss from operations	$(23)	$(7,274)	$(9,258)	$(29,826)
Free Cash Flow
We define free cash flow as net cash provided by (used in) operating activities, less cash used for purchases of property and equipment, net of insurance recoveries. Insurance recoveries include amounts paid to us for damaged property and equipment at our corporate headquarters. We include the impact of net purchases of property and equipment in our free cash flow calculation because we consider these capital expenditures to be a necessary component of our ongoing operations. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can possibly be used for investing in our business and strengthening our balance sheet, but it is not intended to represent the residual cash flow available for discretionary expenditures.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Net cash provided by (used in) operating activities	$1,360	$3,509	$8,151	$(7,599)
Less:
Purchases of property and equipment, net of insurance recoveries	(1,386)	(8,636)	(11,086)	(12,878)
Free cash flow	$(26)	$(5,127)	$(2,935)	$(20,477)
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

Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Our sales are typically denominated in the local currency of the country in which the customer resides. The majority of our sales are made in the United States and those sales are denominated in U.S. dollars. Therefore, the portion of our revenue that is subject to significant foreign currency risk is limited. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Europe, China, India, Japan, and Australia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. Volatile market conditions arising from the COVID-19 pandemic may result in significant changes in exchange rates, and, in particular, a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and net income (loss) as expressed in U.S. dollars. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. For the nine months ended October 31, 2020, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our accompanying unaudited condensed consolidated financial statements.
Interest Rate Risk
We had cash and cash equivalents and short-term investments of $178.8 million as of October 31, 2020. Our cash and cash equivalents and short-term investments are held for working capital purposes. We do not make investments for trading or speculative purposes.
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
As of October 31, 2020, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents and short-term investments. Fluctuations in the value of our cash equivalents and short-term investments caused by a change in interest rates (gains or losses on the carrying value) are recorded in accumulated other comprehensive loss, and are realized only if we sell the underlying securities prior to maturity. In addition, a hypothetical 10% relative change in interest rates would not have had a material impact on our operating results for the nine months ended October 31, 2020.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2020. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of October 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

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

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
For information regarding legal proceedings, see Note 13. Commitments and Contingencies of the notes to our unaudited condensed consolidated financial statements included in “Item 1. Financial Statements” of this Form 10-Q, which is incorporated by reference into this “Item 1. Legal Proceedings.
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
Risk Factors Summary

An investment in our common stock involves a high degree of risk, and the following is a summary of key risk factors when considering an investment. You should read the summary risks together with the more detailed discussion of risks set forth following this section under the heading “Risk Factors,” as well as elsewhere in this Quarterly Report on Form 10-Q. Additional risks, beyond those summarized below or discussed elsewhere in this Quarterly Report on Form 10-Q, may apply to our activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate.

•The ongoing COVID-19 pandemic, or other pandemics or natural disasters, or catastrophic events, could adversely impact our business, financial condition, operating results and cash flows.
•We have a history of net losses and anticipate continuing to incur losses for the near- and mid-term future and may not achieve or sustain profitability.
•If we are unable to effectively compete in the market for our solutions or such markets develop slower than we expect our business, operating results, and financial condition would be adversely affected.
•If we are unable to successfully execute our strategic initiatives, such as increasing our sales to large enterprise customers and expanding and strengthening our sales channels and relationships with system integrators, our business, operating results and financial condition could be adversely affected. If we are unable to manage our growth effectively, our revenue and profits could be adversely affected.
•If we are unable to attract new customers and expand sales to existing customers on a cost-effective basis, our revenue growth could be slower than we expect and our business would be adversely affected.
•Our ability to grow our revenues and achieve and sustain profitability will depend, in part, on our ability to expand our direct sales force and increase productivity of our sales force.
•A cyber-attack, information security breach or denial of service event could delay or interrupt service to our customers, harm our reputation, or subject us to significant liability.
•Our success depends a large part on our Zuora Billing and Zuora Revenue products, and if these products fail to gain market acceptance or our product development efforts are unsuccessful, our business, operating results, and financial condition could be adversely affected.
•Our operating results, which are influenced by a variety of factors, have fluctuated in the past and may continue to fluctuate, making our future results difficult to predict accurately.
•If we are not able to successfully and timely develop, enhance and deploy our products, our business, operating results, financial condition and growth prospects could be adversely affected.
•If we are unable to recruit or retain senior management or other key personnel, our business, operating results, and financial condition could be adversely affected.
•Any disruptions of service from our third-party data centers could interrupt or delay our ability to deliver our services to our customers.
•If we fail to integrate our solution with a variety of systems, applications and platforms that are developed by others, our solution may become less marketable, less competitive, or obsolete, and our operating results may be adversely affected.

•Current and future litigation, including our current shareholder litigation, could have a material adverse impact on our operating results and financial condition.
•Failure to protect our intellectual property could adversely affect our business.
•We may be unable to integrate business we have or will acquire or to achieve expected benefits of such acquisitions.
•Our current international operations, and any further expansion of such operations, expose us to risks that could have a material adverse effect on our business, operating results, and financial condition.
•We may require additional capital to fund our business and support our growth, and any inability to generate or obtain such capital may adversely affect our operating results and financial condition.
•The market price of our Class A common stock has been, and will likely continue to be, volatile, and you could lose all or part of the value of your investment.
•The dual class structure of our common stock has the effect of concentrating voting control with holders of our Class B common stock, including our directors and executive officers, and their affiliates, which limits or precludes your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
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
We have incurred net losses in each fiscal year since inception, including net losses of $83.4 million, $72.7 million, and $39.4 million in fiscal 2020, fiscal 2019, and fiscal 2018, respectively. We expect to incur net losses for the foreseeable future. As of October 31, 2020, we had an accumulated deficit of $445.2 million. We expect to make significant future expenditures related to the development and expansion of our business, including increasing our overall customer base, expanding relationships with existing customers, entering new vertical markets, expanding our global footprint, expanding and leveraging our relationships with strategic partners including system integrators to accelerate our growth, optimizing pricing and packaging, and expanding our operations and infrastructure, both domestically and internationally, and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these increased expenses. Some or all of the foregoing initiatives may be temporarily delayed or re-evaluated as part of our efforts to mitigate the effects of the COVID-19 pandemic on our business, which may negatively affect our ability to expand our operations and maintain or increase our sales. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.
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
Our ability to achieve significant growth in revenue in the future will depend, in large part, upon our ability to attract new customers. This may be particularly challenging where an organization has already invested substantial personnel and financial resources to integrate billings and other business and financial management tools, including custom-built solutions, into its business, as such an organization may be reluctant or unwilling to invest in new products and services. As a result, selling our solution often requires sophisticated and costly sales efforts that are targeted at senior management. During the three months ended October 31, 2020, sales and marketing expenses represented approximately 36% of our total revenue. If we fail to attract new customers and fail to maintain and expand new customer relationships, our revenue may grow more slowly than we expect and our business may be adversely affected.

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
We periodically change and make adjustments to our sales organization in response to market opportunities, competitive threats, management changes, product and service introductions or enhancements, acquisitions, sales performance, increases in sales headcount, cost levels, and other internal and external considerations, including potential changes and uncertainties associated with the ongoing COVID-19 pandemic. Any future changes in our sales organization may result in a temporary reduction of productivity, which could negatively affect our rate of growth. In addition, any significant change to the way we structure our compensation of our sales organization may be disruptive and may affect our revenue growth.
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
Our ability to compete successfully in our market depends on a number of factors, both within and outside of our control. Some of these factors include: ease of use; subscription-based product features and functionality; ability to support the specific needs of companies with subscription business models; ability to integrate with other technology infrastructures and third-party applications; enterprise-grade performance and features such as system scalability, security, performance, and resiliency; vision for the market and product innovation; relationships with strategic partners, including system integrators, management consulting firms, and resellers; total cost of ownership; strength of sales and marketing efforts; brand awareness and reputation; and customer experience, including support and professional services. Any failure by us to compete successfully in any one of these or other areas may reduce the demand for our solution, as well as adversely affect our business, operating results, and financial condition.
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
If our security measures are breached, if unauthorized access to customer data, our data, or our solution is otherwise obtained, or if our solution is perceived as not being secure, customers may reduce the use of or stop using our solution, we may have difficulty attracting customers, and we may incur significant liabilities.
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
In addition, while a majority of our employees are based in the United States, like many similarly situated technology companies, we have a sizable number of research and development personnel located outside the United States, which has exposed and could continue to expose us to governmental and regulatory, as well as market and media scrutiny, regarding the actual or perceived integrity of our platform or data security and privacy features. Any actual or perceived security compromise could reduce customer confidence in the effectiveness of our security measures, negatively affect our ability to attract new customers, and cause existing customers to reduce the use or stop using our solution, any of which could harm our business and reputation.
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
•the productivity of our sales force;
•our ability to grow our relationships with strategic partners such as system integrators and their effectiveness in increasing our sales and implementing our products;
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
If we are unable to grow our sales channels and our relationships with strategic partners, such as system integrators, management consulting firms, and resellers, sales of our products and services may suffer and our growth could be slower than we project.
In addition to our direct sales force, we use strategic partners, such as system integrators, management consulting firms, and resellers, to market, sell, and implement our solution. Historically, we have used these strategic partners to a limited degree, but we are prioritizing efforts to make these partners an increasingly important aspect of our business particularly with regard to enterprise and international sales and larger implementations of our products where these partners may have more expertise and established business relationships than we do. We expect to transition a portion of our professional services implementations to these strategic partners, and as a result we expect our professional services revenues to decrease over time. Our relationships with these strategic partners are at an early stage of development. We have generated limited revenue through these relationships to date, and we cannot assure you that these partners will be successful in marketing, selling or implementing our solution. Identifying these partners, negotiating and supporting relationships with them, including training them in how to sell or deploy our solution, and maintaining these relationships requires significant commitment of time and resources that may not yield a significant return on our investment in these relationships. Our future growth in revenue and ability to achieve and sustain profitability depends in part on our ability to identify, establish, and retain successful strategic partner relationships in the United States and internationally, which will take significant time and resources and involve significant risk. If we are unable to establish and maintain our relationships with these partners, or otherwise develop and expand our indirect distribution channel, our business, operating results, financial condition, or cash flows could be adversely affected.
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
We have been recognizing increased revenue from international sales, and we conduct our business activities in various foreign countries. We currently have operations in North America, Europe, Asia, and Australia. During the nine months ended October 31, 2020, we derived approximately 34% of our total revenue from customers located outside the United States. Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple cultures, customs, legal systems, regulatory systems, and commercial infrastructures. International expansion will require us to invest significant funds and other resources. Our operations in international markets may not develop at a rate that supports our level of investment. Expanding internationally may subject us to new risks that we have not faced before or increase risks that we currently face, including risks associated with:
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
Any disruption of service at our third-party data center or Amazon Web Services could interrupt or delay our ability to deliver our services to our customers.
We currently host our solution, serve our customers, and support our operations in the United States primarily from a third-party Las Vegas-based data center and using Amazon Web Services (AWS), a provider of cloud infrastructure services. As part of our current disaster recovery arrangements, our customer data in the Las Vegas-based data center production environment is replicated to an AWS data center outside of the U.S. West Coast. Additionally, in Europe, we host our solution using AWS. We are also in the process of transitioning the hosting of a portion of our U.S. solution infrastructure to AWS, which may be more expensive than our current data center provider. Despite precautions, we may also experience planned and unplanned costs, interruptions, delays, and outages in service or other performance problems in connection with such transition. We also do not have control over the operations of the facilities of our data center provider or AWS. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures, and similar events. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in our solution. In addition, the ongoing COVID-19 pandemic could potentially disrupt the supply chain of hardware needed to maintain these third-party systems or to run our business. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism, and other misconduct.
Our solution’s continuing and uninterrupted performance is critical to our success. Because our products and services are used by our customers for billing and financial accounting purposes, it is critical that our solution be accessible without interruption or degradation of performance, and we typically provide our customers with service level commitments with respect to service uptime. Customers may become dissatisfied by any system failure that interrupts our ability to provide our solution to them. Outages could lead to the triggering of our service level agreements and the issuance of credits to our customers, in which case, we may not be fully indemnified for such losses by our third party data center provider or AWS. We may not be able to easily switch our current data center provider or AWS operations to another cloud provider if there are disruptions or interference with our use of either facility. Sustained or repeated system failures would reduce the attractiveness of our solution to customers and result in contract terminations, thereby reducing revenue. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact use of our solution. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our service.

Neither our third-party data center provider nor AWS has an obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with these providers on commercially reasonable terms, if our agreements with our providers are prematurely terminated, or if in the future we add additional data center providers, we may experience additional costs or service downtime in connection with the transfer to, or the addition of, new data center providers. If these providers were to increase the cost of their services, we may have to increase the price of our solution, and our operating results may be adversely impacted.
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
The market price of our Class A common stock has been and may continue to be volatile. Since shares of our Class A were sold in our Initial Public Offering (IPO) in April 2018 at a price of $14.00 per share, the reported low and high sales prices of our common stock has ranged from $6.21 to $37.78 through December 7, 2020. We experienced a significant decline in our stock price following our announcement of earnings for the three months ended April 30, 2019. The market price of our Class A common stock and the market price of the common stock of many other companies have fallen significantly since the outbreak of the COVID-19 pandemic. The extent to which, and for how long, the COVID-19 pandemic may continue to impact the market price of our Class A common stock is unclear, and the market price of our Class A common stock may fluctuate significantly as a result of the COVID-19 pandemic and any associated economic downturn. In addition to factors discussed in this Form 10-Q, the market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market. The perception that these sales might occur may also cause the market price of our Class A common stock to decline. As of November 30, 2020, we had outstanding a total of 108.2 million shares of Class A common stock and 11.0 million shares of Class B common stock.
In addition, as of October 31, 2020, we had outstanding stock options and restricted stock units (RSUs) that could result in the issuance of 21.1 million shares of Class A common stock. Subject to the satisfaction of applicable vesting requirements, the shares issued upon exercise of outstanding stock options or settlement of outstanding RSUs will be available for immediate resale in the open market.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of October 31, 2020, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock (including outstanding vested options, if exercised) collectively would control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the outstanding shares of Class B common stock, (ii) April 16, 2028, and (iii) the date the shares of Class B common stock cease to represent at least 5% of all outstanding shares of our common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
General Risk Factors
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
In addition, in recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. Economic uncertainty and associated macroeconomic conditions, including due to pandemics such as the ongoing COVID-19 pandemic, make it extremely difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our solution, which could delay and lengthen sales cycles. Furthermore, during uncertain economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for credit losses and our results could be negatively impacted.

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
The application of federal, state, local, and non-U.S. tax laws to services provided electronically is evolving. New income, sales, use, value-added, or other direct or indirect tax laws, statutes, rules, regulations, or ordinances could be enacted at any time (possibly with retroactive effect), and could be applied solely or disproportionately to services provided over the Internet or could otherwise materially affect our financial position and results of operations. Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, have proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations. As we expand the scale of our international business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, results of operations, and financial condition.
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

ZUORA, INC.

Date: December 8, 2020	By:	/s/ Todd McElhatton
Todd McElhatton
Chief Financial Officer (Principal Accounting and Financial Officer)