Form 10-K
period 2021-01-31
ZUORA INC
filed 2021-03-31
CIK 1423774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________
FORM 10-K
_____________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2021
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing price, as reported by the New York Stock Exchange, of the Registrant’s Class A common stock, as of July 31, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1.2 billion. Solely for purposes of this disclosure, shares of the Registrant’s Class A common stock and Class B common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
As of February 28, 2021, the number of shares of the Registrant’s Class A common stock outstanding was 110.0 million and the number of shares of the Registrant’s Class B common stock outstanding was 11.0 million.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement relating to the 2021 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended January 31, 2021. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
•the expansion and functionality of our technology offering and our ability to further penetrate our customer base;
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

PART I
Item 1. Business
Overview
Zuora provides a cloud-based subscription management platform, architected specifically for dynamic, recurring business models. Our solution enables companies across multiple industries and geographies to launch, manage and scale a subscription business, automating the entire subscription order-to-revenue process, including billing, collections and revenue recognition. With Zuora’s solution, businesses can change pricing and packaging for products and services to grow and scale, efficiently comply with revenue recognition standards, analyze customer data to optimize their subscription offerings, and build meaningful relationships with their subscribers.
Many of today’s enterprise software systems manage their order-to-revenue processes using software built for a product driven economy. These systems were not designed for the dynamic, ongoing nature of subscription services and can be extremely difficult to configure. In traditional product-based businesses, order-to-revenue was a linear process—a customer orders a product, is billed for that product, payment is collected, and the revenue is recognized. These legacy product-based systems were not specifically designed to handle the complexities and ongoing customer events of recurring relationships, commonly found in a subscription business, and their impact on areas such as billing proration, revenue recognition, and reporting in real-time. Using product-based software to build a subscription business often results in inefficient processes with prolonged and complex manual downstream work, hard-coded customizations, and a proliferation of stock-keeping units (SKUs).
However, new subscription business models are inherently dynamic, with multiple interactions and constantly-changing relationships and events. The capabilities to launch, price, and bill for products, facilitate and record cash receipts, process and recognize revenue, and analyze data to drive key decisions are mission critical and particularly complex for companies with subscription business models. As a result, as companies launch or grow a subscription business, they often conclude that legacy systems are inadequate. That’s where Zuora comes in.
Our vision is “The World Subscribed” -- the idea that one day every company will be a part of the Subscription Economy. Our focus has been on developing software that enables our customers to thrive as a subscription business.
Our solution includes Zuora Central Platform, Zuora Billing, Zuora Revenue, Zuora Collect, and other software that support and expand upon these core products. Our software helps companies analyze data - including information such as which customers are delivering the most recurring revenue, or which segments are showing the highest churn, enabling customers to make informed decisions for their subscription business and quickly implement changes such as launching new services, updating pricing (usage, time, or outcome based), delivering new offerings, or making other changes to their customers’ subscription experience. We also have a large subscription ecosystem of global partners and the Subscribed Strategy Group, that can assist our customers with additional strategies and services throughout the subscription journey.
Companies in a variety of industries - technology, manufacturing, media and entertainment, telecommunications, and many others - are using our solution to scale and adapt to a world that is increasingly choosing subscription-based offerings. Our customers include over 25 of the Fortune 100 and 8 of the top 10 auto manufacturers.
Business Benefits of Using Our Solution
Zuora’s products enable companies to:
•Enable New Recurring Revenue. Zuora helps companies to transform their existing product-centric business models into subscription services to take advantage of the predictability and resilience of recurring revenue.
•Reduce Time to Market. Zuora significantly reduces the time required to go-to-market with new subscription offerings and to iterate on the pricing and packaging of existing offerings, enabling businesses to quickly react to changing market and customer needs, launch new services, and enter new markets. Changes can be made in minutes without having to re-code or re-engineer back office systems.
•Increase Operational Efficiencies. Customers regularly make changes to their subscriptions. Zuora automates these processes and reduces the impact of changes, including proration for invoices, changes to revenue recognition, taxation, provisioning, and reporting. Automating these functions saves businesses valuable time and resources by eliminating manual processes and customizations and increasing operational efficiencies.
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
Products
Our solution is the system of record for our customers’ subscription businesses. We can deploy and configure our portfolio of products to meet a wide variety of use cases for subscription business models.
We offer four flagship products:
•Zuora Central Platform. Our Zuora Central Platform acts as an orchestration engine for all subscription data and processes, allowing customers to power their order-to-revenue operations and customer experiences for subscription business models. Our Zuora Central Platform provides the following capabilities:
◦Integrated data model enabling customers to manage their subscribers and easily set up and iterate products, subscribers, subscriptions, rate plans, payment methods and other data necessary to orchestrate the subscriber experiences.
◦Enterprise-grade capabilities for security, compliance, and tenant management as well as capabilities to integrate to any relevant enterprise application such as configure-price-quote (CPQ), e-commerce, customer portal, and general ledger.
◦Develop tools that enable customers and system integrators to customize and extend the functionality of the platform, including workflow, custom objects, data queries, and test environments.
◦Analytics and reporting to provide customers insights from their subscriber data and related activity across the subscriber lifecycle, including out-of-the-box subscription metrics such as monthly recurring revenue (MRR), annual contract value (ACV), and customer churn.

•Zuora Billing. Designed specifically for subscription billing, Zuora Billing allows our customers to deploy and tailor a variety of pricing and packaging models to support their subscription business, to efficiently and accurately bill customers, to calculate prorations when subscriptions change, and to group customers into batches for different billing and payment operations. The product also helps our customers set payment terms, manage hierarchical billing relationships, consolidate invoicing across multiple subscriptions, and collect revenue using a global network of payment gateways. Zuora Billing also includes our Zuora CPQ module, which enables customers to configure, price, and quote a wide variety of subscription transactions, including complex arrangements such as multi-year subscriptions, and price ramps. The Zuora CPQ module also uses a rules engine and guided selling workflows to help customers scale their sales teams.
•Zuora Revenue. Zuora Revenue is a revenue recognition automation solution that enables our customers to group transactions of goods and services into revenue contracts and performance obligations in accordance with recent revenue standards including ASC 606 and IFRS 15. Zuora Revenue helps our customers automate revenue and deferred revenue management in accordance with their accounting policies, business rules, and pricing models, including support for complex scenarios around Standalone Selling Price (SSP) analysis for determining the fair value of the individual goods and services sold and Cost Management Accounting and Amortization for all costs incurred as part of obtaining or fulfilling a contract with a customer.
•Zuora Collect. Specifically designed to handle the complicated function of collections associated with dynamic subscription-based businesses, Zuora Collect helps our customers streamline and optimize their collections processes with a particular emphasis around electronic payments collections. Zuora Collect enables customers to configure their own automated dunning workflows, orchestrating various retry rules for electronic payments, and targeting the root cause of a payment decline. We recently announced the addition of machine learning capabilities to the automated dunning capabilities of Zuora Collect to improve overall electronic payments success rates and reduce involuntary churn.
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
•Proven track record with 676 customers with ACV over $100,000 as of January 31, 2021;
•Strong network of system integrator partners; and
•Growing subscription economy ecosystem with dozens of pre-built integrations to payment gateways, tax solutions, and enterprise applications.
Growth Strategy
Key elements of our growth strategy include:
•New Customer Acquisition. As the Subscription Economy evolves, we intend to capitalize on our leadership and acquire new enterprise customers in current and future markets.
•Expand Relationships with Existing Customers. We intend to expand existing customers’ use of our platform and drive sustainable growth in multiple ways, such as increasing transaction volume and up-sells and cross-sells with additional products.
•Enter New Vertical Markets. We currently have a strong position in four key markets: technology, media and telecommunications, manufacturing, and industrial and consumer IoT. We intend to expand to additional vertical markets over time.
•Expand our Global Footprint. As adoption of the Subscription Economy evolves throughout the world, we intend to expand into new geographies where we see future expansion opportunities.

•Leverage Global Systems Integrators to Accelerate our Growth. We intend to work with system integrators and leverage their role in advocating for and implementing our current and prospective customers' transformation to subscription business models.
•Launch New Products and Extend our Technology Lead. As we grow and evolve with our customers, we intend to continue to develop additional products and enhance our current offerings.
•Optimize Pricing and Packaging. We intend to optimize and enhance pricing and packaging to align the value customers realize from our products with the revenue we receive.
Our Customers
Organizations of all sizes, across a wide variety of industries and in many locations around the world, have adopted our solution. As of January 31, 2021, we had 676 customers with ACV equal to or greater than $100,000, representing over 90% of our total ACV. As of January 31, 2020 and 2019, we had 624 and 526 customers, respectively, with ACV equal to or greater than $100,000. We define the number of customers at the end of any particular period as the number of parties or organizations that have entered into a distinct subscription contract with us for which the term has not ended. Each party with which we have entered into a distinct subscription contract is considered a unique customer, and in some cases, there may be more than one customer within a single organization. For more information on ACV, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operational and Financial Metrics.”
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
We conduct a wide range of account-based marketing activities such as virtual webinars and online events; partner marketing with our system integrators, consultants, and ecosystem partners; the Subscription Economy Index, our study of the collective health of subscription businesses and their impact on the overall economy; and as educational content, data-based benchmarks and best practices sharing for the Subscription Economy in a variety of formats such as digital, print, and video on Zuora.com and Subscribed.com.
In fiscal 2021, we announced the Subscribed Strategy Group (SSG), which works directly with individual companies and helps them apply expertise attained from the Subscribed Institute’s research to their specific business needs. The SSG works one-on-one with executives from our customer organizations to chart a strategic path towards subscription success by identifying and removing business obstacles, building internal alignment, and establishing routes to success. Best practices developed from our work with over a thousand subscription companies around the world help our customers make critical business decisions, adopt new strategies, and measure their success at regular intervals.
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
Our main competitors fall into the following categories:
•providers of traditional ERP software, such as Oracle Corporation and SAP SE;

•providers of CRM applications such as Salesforce;
•traditional order-to-revenue solutions that address individual elements of the subscription revenue process, such as traditional CPQ management, billing, collections, revenue recognition, or e-commerce software;
•niche billing systems for telecommunications, such as Amdocs Limited;
•payment platforms that offer built-in recurring billing functionality;
•smaller subscription billing providers; and
•in-house custom built systems.
We believe the principal competitive factors in our market include:
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
•relationships with system integrators, management consulting firms, and resellers;
•ability to integrate with legacy and other enterprise infrastructures and third-party applications;
•brand awareness and reputation; and
•total cost of the solution.
We believe we compete favorably against our competitors with respect to these factors. Our ability to compete will largely depend on our ongoing performance and the quality of our platform.
Human Capital
Our Chief Human Resources Officer and Chief Diversity Officer together are responsible for developing and executing our human capital strategy. This includes our approach to attracting, hiring, onboarding, developing, engaging and retaining a diverse and inclusive employee base. Our culture is rooted in the premise that our employees, whom we call “ZEOs”, are CEOs of their careers. Our ZEO culture values freedom, responsibility and accountability for ZEOs to chart their own path in achieving Zuora's mission of enabling customer success. As of January 31, 2021, we had a total of 1,190 employees, of whom 499 were located outside the United States, primarily in Europe, Asia and Australia.
Employee Culture and Community Involvement
Our culture is a critical component of our success. Our ZEOs are the lifeblood of our company and we strive to create an environment where they feel empowered and inspired to contribute to our mission to power the Subscription Economy. Our culture focuses on fostering a collaborative, fun, high performance and inclusive environment where ZEOs can achieve individual and team objectives and key results. We provide opportunities for our ZEOs to grow in both formal and informal learning environments, as well as create a strong emphasis on internal mobility growth opportunities.
We encourage our ZEOs to give back to the causes that matter to them. In 2017, Zuora became a member of the Pledge 1% movement and we are committed to leveraging our employees' time and talent to make the communities where we live and work stronger. To facilitate our Pledge 1% initiative, we have empowered our employees with the tools and resources they need to create local Z-Philanthropy chapters at our offices worldwide. Through our Z-Philanthropy chapters, ZEOs in our offices across the globe step up to lead giving and volunteering efforts throughout the year and create lasting partnerships with local nonprofits through these employee-led groups. In addition to the sustained efforts of our local Z-Philanthropy chapters, we host an annual Global Week of Giving where ZEOs worldwide participate in volunteer and fundraising events.

In 2019, we also launched Zuora.org, which is a part of our company and not a separate legal entity. To date, we have issued 121,267 shares of our Class A common stock to the Zuora Impact Fund, a donor-advised fund managed by the Tides Foundation, and we expect to contribute additional shares in the future. This fund issues grants to organizations committed to providing workforce development and supporting inclusive economies. During fiscal 2021, we made contributions to over 50 different funds or organizations under the Zuora Impact Fund, including to the Australian Red Cross Society, the United Nations Foundation, Rise Against Hunger, NAACP Legal Defense and Education Fund and Black Lives Matter Global Network Project. In addition to supporting our global ZEOs passions around volunteering, we support the work of our ZEOs in their communities through grantmaking and ZEOs can apply for grants up to $5,000 to support nonprofit organizations. Additionally, our Zuora Impact Fund Committee, composed of a group of ZEOs from across the world, helps Zuora in its donation determinations.

Diversity and Inclusion
Diversity and inclusion are key to our success. We seek and embrace employees who bring diverse backgrounds, perspectives, and experiences to our ZEO culture. Our commitment to developing a diverse and thriving workforce and inclusive ZEO culture begins at the top, with our Founder and CEO Tien Tzuo, and the entire executive team. Our executive management team is currently composed of 36% women, and 27% who self-identify as coming from certain underrepresented groups. In addition, our Board of Directors is made up of highly skilled individuals from the technology and business sectors. Women represent 25% of our Board of Directors and 37% of our Board of Directors identify as members of certain underrepresented groups.
In fiscal 2021, we created a standalone Diversity & Inclusion (D&I) department, led by our recently hired Chief Diversity Officer, to help us increase our diversity by weaving inclusion into all aspects of how we work with each other, build and deliver products and experiences to customers, and contribute to our local communities. Our ZEO employee resource groups (ERGs) play a key role in this effort. Our ERGs are ZEO-founded and led groups and open to all ZEOs. Current D&I-focused ERGs, which are aimed at elevating the experiences and interests of key underrepresented groups in our workforce, include Out at Zuora, supporting LGBTQ+ ZEOs and allies; Zuora Familia, supporting our Hispanic and Latinx ZEOs; Zuora Black Network, supporting our Black ZEOs around the world; and Z-Women, our largest ERG, supporting women ZEOs.
While our ERGs are a critical component of increasing belonging and inclusion among ZEOs, increasing education is equally critical for strengthening inclusive processes and behaviors in our workforce. At the end of fiscal 2020, we launched our first global unconscious bias training module and plan to build on that foundation in fiscal 2022.
Employee Development and Training
We believe that investing in the growth and development of our ZEOs will directly enhance our overall company performance. As owners of their careers, ZEOs are encouraged to invest regularly in their own professional development. In support of this, we offer mentorship programs, leadership programs, and other Z-Grow employee trainings, which are designed to help ZEOs develop and manage their careers, drive accountability, and promote a culture of continuous feedback. Additionally, through our Career Cash program, we offer ZEOs a stipend to pursue external courses and learning opportunities to enhance their professional development.
Competitive Pay and Benefits
We strive to provide pay, comprehensive benefits and services that help meet the varying needs of our ZEOs. Our total rewards package includes market-competitive pay, including equity compensation, paid time off, and other comprehensive and competitive global benefits. For example, in the United States, we provide 26 weeks of paid parental leave for new parents who have been employed with us for at least six months. To foster a stronger sense of ownership and align ZEO interests with our stockholders' interests, we offer equity compensation under our broad-based stock incentive programs. We also offer the opportunity for eligible ZEOs in the United States and certain international locations to participate in our employee stock purchase plan (ESPP).
Intellectual Property
We primarily rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality procedures, contractual commitments, and other legal rights to protect our intellectual property. As of January 31, 2021, in the United States, we held 13 issued patents that expire between 2033 and 2039, and had 18 patent applications pending. We also held one issued patent in Australia that expires in 2032 (absent any extensions), and had nine patent applications pending in other foreign jurisdictions. We also pursue the registration of our domain names, trademarks, and service marks in the United States and in certain foreign jurisdictions. As of January 31, 2021, we had 17 registered trademarks in the United States, including Zuora, Subscription Economy, Subscribed, and Powering the Subscription Economy. We also had 17 registered trademarks in foreign jurisdictions. In addition, we enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with other parties in connection with the disclosure of our confidential information.
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
Zuora, the Zuora logo, Subscription Economy, Zuora Central Platform, Zuora Billing, Zuora Revenue, Zuora CPQ, Zuora Collect, Zuora Marketplace, Subscribed, and other registered or common law trade names, trademarks, or service marks of Zuora appearing in this Form 10-K are the property of Zuora. This Form 10-K contains additional trade names, trademarks, and service marks of other companies that are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies. Solely for convenience, our trademarks and tradenames referred to in this Form 10-K appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor, to these trademarks and tradenames.
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

Information contained on or accessible through any website reference herein is not part of, or incorporated by reference in, this Annual Report on Form 10-K, and the inclusion of such website addresses in this Annual Report on Form 10-K is as inactive textual references only.

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
Risk Factors Summary
An investment in our common stock involves a high degree of risk, and the following is a summary of key risk factors when considering an investment. You should read the summary risks together with the more detailed discussion of risks set forth following this section under the heading “Risk Factors,” as well as elsewhere in this Annual Report on Form 10-K. Additional risks, beyond those summarized below or discussed elsewhere in this Annual Report on Form 10-K, may apply to our activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate.
Risks Related to Our Business and Industry
•The ongoing COVID-19 pandemic, or other pandemics or natural disasters, or catastrophic events, could adversely impact our business, financial condition, operating results and cash flows.
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
•Our success depends in large part on a limited number of products, and if these offerings fail to gain market acceptance or our product development efforts are unsuccessful, our business, operating results, and financial condition could be adversely affected.
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
•We may be unable to integrate businesses we have or will acquire or to achieve expected benefits of such acquisitions.
Risks Related to Information Technology, Intellectual Property, and Data Security and Privacy
•A cyber-attack, information security breach or denial of service event could delay or interrupt service to our customers, harm our reputation, or subject us to significant liability.
•Any disruptions of service from our third-party data centers could interrupt or delay our ability to deliver our services to our customers, which could harm our business and our financial results.
•Failure to protect our intellectual property could adversely affect our business.
Risks Related to Legal, Regulatory, Accounting, and Tax Matters
•Current and future litigation, including our current shareholder litigation, could have a material adverse impact on our operating results and financial condition.
•We may require additional capital to fund our business and support our growth, and any inability to generate or obtain such capital may adversely affect our operating results and financial condition.
Risks Related to Ownership of Our Class A Common Stock
•The market price of our Class A common stock has been, and will likely continue to be, volatile, and you could lose all or part of the value of your investment.
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
The ongoing COVID-19 pandemic has resulted in widespread disruptions across the United States and the world and is impacting worldwide economic activity and financial markets. In light of the uncertain and evolving situation relating to the spread of the disease, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers and the communities in which we operate, which could negatively impact our business. Like many companies, including our customers and prospects, most of our employees are working from home, we have limited all non-essential business travel, have shifted certain of our customer events to virtual-only experiences and we may deem it advisable to continue to alter, postpone or cancel customer, employee or industry events in the future. We have modified certain other business practices to conform to government restrictions and best practices encouraged by government and regulatory authorities and such measures could negatively impact our business.
The ongoing effects of the COVID-19 pandemic and the precautionary measures that we have adopted have resulted in, and could continue to result in, customers not purchasing or renewing our products or services, a significant delay or lengthening of our sales cycles, a negative impact to our customer success and sales and marketing efforts, difficulties or changes to our customer support, or potential operational or other challenges, any of which could harm our business and operating results. We continue to monitor the situation and may adjust our current policies as more information and public health guidance become available. In certain customer segments that have been more severely impacted by the COVID-19 pandemic such as small- and medium-sized businesses and certain industries like hospitality and travel, we have experienced, and may continue to experience, a reduced ability or willingness to purchase our solutions, delayed purchasing decisions or project implementation timing of prospective customers, reduced value or duration of subscription contracts, or a negative impact to attrition rates. Such disruptions have resulted, and may continue to result, in requests from customers for payment or pricing concessions, such as in the form of extended payment terms or restructuring of contracts, impacts to our quarterly billings, and in customers limiting their spending, which, in certain cases, have resulted in customers not purchasing or renewing our products or services. Historically, a significant portion of our field sales and professional services have been conducted in person. Currently, as a result of the work and travel restrictions related to the COVID-19 pandemic, substantially all of our sales and professional services activities are being conducted remotely. If the impact of the COVID-19 pandemic deepens or extends into other customer segments, these conditions could further adversely affect the rate of billings and subscription management solutions spending of our customers, our sales cycles could be further extended or delayed, our ability to close transactions with new and existing customers and partners may be negatively impacted, our ability to recognize revenue from software transactions we do close may be negatively impacted due to implementation delays or other factors, our demand generation activities, and the efficiency and effectiveness of those activities, may be negatively affected, and our ability to provide 24x7 worldwide support to our customers may be negatively affected, any of which may make it difficult for us to forecast our sales and operating results and to make decisions about future investments. In addition, our management team has and continues to commit significant time, attention and resources to monitor and mitigate the effects of the COVID-19 pandemic on our business and workforce, which has diverted, and could continue to result in diversions of, management’s attention from other business concerns. These and other potential effects on our business due to the COVID-19 pandemic may be significant and could materially harm our business operating results and financial condition.
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
In early fiscal 2021, the trading prices for our common stock and that of other publicly traded technology companies experienced high volatility as a result of the COVID-19 pandemic. A future recession, depression or other sustained adverse market event resulting from the spread of COVID-19 could materially and adversely affect our business and the value of our common stock.
Because we sell our solutions primarily on a subscription basis, the effect of the pandemic may not be fully reflected in our operating results until future periods. While we have implemented risk mitigation plans and are actively managing recurring expenses, including decreasing costs associated with travel and marketing, delaying certain other non-essential expenditures, and have previously reduced our pace of hiring and prioritized headcount critical to operations and customer-related matters, these measures may not be sufficient to prevent adverse impacts on our business and financial condition from COVID-19. While we believe the initial impacts of the COVID-19 pandemic are behind us, the degree to which the COVID-19 pandemic may impact our business and financial results in the future will depend on further developments, including the severity and the continued duration of the pandemic, and further actions that may be taken by governmental authorities or businesses. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this ‘‘Risk Factors’’ section.
If we are unable to attract new customers and expand sales to existing customers our revenue growth could be slower than we expect, and our business may be adversely affected.
Our ability to achieve significant growth in revenue in the future will depend, in large part, upon our ability to attract new customers. This may be particularly challenging where an organization has already invested substantial personnel and financial resources to integrate billings and other business and financial management tools, including custom-built solutions, into its business, as such an organization may be reluctant or unwilling to invest in new products and services. As a result, selling our solution often requires sophisticated and costly sales efforts that are targeted at senior management. During the fiscal year ended January 31, 2021, sales and marketing expenses represented approximately 38% of our total revenue. If we fail to attract new customers and fail to maintain and expand new customer relationships, our revenue may grow more slowly than we expect and our business may be adversely affected.

Our future revenue growth also depends upon expanding sales and renewals of subscriptions to our solution with existing customers. If our existing customers do not expand their use of our solution over time or do not renew their subscriptions or if we receive requests from an increased number of customers for changes to payment or other terms as a result of the impact of the COVID-19 pandemic on their businesses, our revenue may grow more slowly than expected, may not grow at all, or may decline. Our success, in part, is dependent on our ability to cross-sell our products. If we experience issues with successfully implementing or cross-selling our products, revenue may grow more slowly or may not grow at all.
As the COVID-19 pandemic and economic conditions improve, we expect to continue expanding our sales efforts, both domestically and internationally. However, we may be unable to hire qualified sales personnel, may be unable to successfully train those sales personnel that we are able to hire, and sales personnel may not become fully productive on the timelines that we have projected or at all. In addition, mitigation and containment measures adopted by government authorities to contain the spread of COVID-19 in the United States and internationally, including travel restrictions and other requirements that limit in-person meetings, could limit our ability to establish and maintain relationships with new and existing customers. Further, although we dedicate significant resources to sales and marketing programs, these sales and marketing programs may not have the desired effect and may not expand sales. We cannot assure you that our efforts would result in increased sales to existing customers, and additional revenue. If our efforts to expand sales and renewals to existing customers are not successful, our business and operating results could be adversely affected.
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
While our hiring slowed due to the impact on the economy of the COVID-19 pandemic, we continue to invest in our growth and expect to increase our rate of such investment as the economy begins to recover. If we fail to manage our growth and expansion plans effectively, our business, operating results, and financial condition could be adversely affected.
While we had experienced rapid growth in our operations and personnel prior to the COVID-19 pandemic, our global hiring slowed in fiscal 2021 in light of the ongoing COVID-19 pandemic. We have increased our rate of hiring and expect to continue to increase our headcount and invest in our expansion as the pandemic and economic conditions improve. If the pandemic conditions worsen or we are not otherwise able to resume our rate of global hiring to pre-pandemic levels within a reasonable period of time, our ability to expand our operations and maintain or increase our sales may be negatively impacted.
To manage growth in our operations and personnel, we will need to continue to improve our operational, financial, and management controls and our reporting systems and procedures, as well as training and experience oversight. Failure to manage growth and expansion plans effectively could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new products and services or enhancing existing products and services, loss of customers, or other operational difficulties in executing sales strategies, any of which could adversely affect our business performance and operating results.

If the shift by companies to subscription business models, including consumer adoption of products and services that are provided through such models, and, in particular, the market for subscription management software, develops slower than we expect, our growth may slow or stall, and our operating results could be adversely affected.
Our success depends on companies shifting to subscription business models and consumers choosing to consume products and services through such models. Many companies may be unwilling or unable to offer their solutions using a subscription business model, especially if they do not believe that the consumers of their products and services would be receptive to such offerings. Our success will also depend, to a large extent, on the willingness of medium and large businesses that have adopted subscription business models utilizing cloud-based products and services to manage billings and financial accounting relating to their subscriptions. Enterprises may choose not to shift to a subscription business model or, they may choose to shift more slowly than we expect. In addition, those enterprises that do shift to a subscription model may decide that they do not need a solution that offers the range of functionalities that we offer. Many companies have invested substantial effort and financial resources to develop custom-built applications or integrate traditional enterprise software into their businesses as they shift to subscription or subscription business models and may be reluctant or unwilling to switch to different applications. Factors that may affect market acceptance and sales of our products and services include:
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
The markets for subscription products and services and for subscription management software may not develop further or may develop slower than we expect. If companies do not shift to subscription business models and subscription management software does not achieve widespread adoption, or if there is a reduction in demand for subscription products and services or subscription management software caused by technological challenges, weakening economic conditions, security or privacy concerns, decreases in corporate spending, a lack of customer acceptance, or otherwise, our business could be materially and adversely affected. In addition, our subscription agreements with our customers generally provide for a minimum subscription platform fee and usage-based fees, which depend on the total dollar amount that is invoiced or managed on our solution. Because a portion of our revenue depends on the volume of transactions that our customers process through our solution, if our customers do not adopt our solution throughout their business, if their businesses decline or fail, or if they are unable to successfully shift to subscription business models, including if they fail to successfully deploy our solution, our revenue could decline and our operation results could be adversely impacted.
We have a history of net losses, anticipate increasing our operating expenses in the future, and may not achieve or sustain profitability.
We have incurred net losses in each fiscal year since inception, including net losses of $73.2 million, $83.4 million and $72.7 million million in fiscal 2021, 2020 and 2019, respectively. We expect to incur net losses for the foreseeable future. As of January 31, 2021, we had an accumulated deficit of $464.0 million. We expect to make significant future expenditures related to the development and expansion of our business, including increasing our overall customer base, expanding relationships with existing customers, entering new vertical markets, expanding our global footprint, expanding and leveraging our relationships with strategic partners including system integrators to accelerate our growth, optimizing pricing and packaging, and expanding our operations and infrastructure, both domestically and internationally, and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these increased expenses. Some or all of the foregoing initiatives have been and may continue to be temporarily delayed or re-evaluated as part of our efforts to mitigate the ongoing effects of the COVID-19 pandemic on our business, which may negatively affect our ability to expand our operations and maintain or increase our sales. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.
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
There is also significant competition for sales personnel with the skills and technical knowledge that we require. Because our solution is often sold to large enterprises and involves long sales cycles and complex customer requirements, it is more difficult to find sales personnel with the specific skills and technical knowledge needed to sell our solution and, even if we are able to hire qualified personnel, doing so may be expensive. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of direct sales personnel to support our growth. Due to the complexities of our customer needs, new sales personnel require significant training and can take a number of months to achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect and if our new sales employees do not become fully productive on the timelines that we have projected or at all, our revenue will not increase at anticipated levels and our ability to achieve long-term projections may be negatively impacted.
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
We derive substantially all of our revenue and cash flows from sales of subscriptions and associated deployment of our Zuora Central Platform, Zuora Billing, Zuora Revenue, and Zuora Collect products. As such, the continued growth in market demand for these products is critical to our success. Demand for our solution is affected by a number of factors, many of which are beyond our control, including macroeconomic factors, such as the impacts of the COVID-19 pandemic on our customers and prospects, the growth or contraction of the Subscription Economy, continued market acceptance of our solution by customers for existing and new use cases, the timing of development and release of new products and services, features, and functionality introduced by our competitors, changes in accounting standards, laws or regulations, policies, guidelines, interpretations, or principles that would impact the functionality and use of our solution, and technological change. We expect that an increasing transition to disaggregated solutions that focus on addressing specific customer use cases would continue to disrupt the enterprise software space, enabling new competitors to emerge. We cannot assure you that our solutions and future enhancements to our solution will be able to address future advances in technology or the requirements of enterprise customers. If we are unable to meet customer demands in creating a flexible solution designed to address all these needs or otherwise achieve more widespread market acceptance of our solution, our business, operating results, financial condition, and growth prospects would be adversely affected.

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
•our ability to respond to competitive developments, including competitors' pricing changes and their introduction of new products and services;
•changes in the pricing of our products;
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
The extent to which the global COVID-19 pandemic will continue to impact our business and financial results will depend on future developments, which are uncertain and cannot be fully predicted, including the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken by governments and private businesses to attempt to contain and treat the disease. Any prolonged shutdown of a significant portion of global economic activity or downturn in the global economy, along with any adverse effects on industries in which our customers operate, could materially and adversely impact our business, results of operations and financial condition.
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
Our solution is deployed in a wide variety of technology environments and into a broad range of complex workflows. We believe our future success will depend in part on our ability to increase both the speed and success of our deployments, by improving our deployment methodology, hiring and training qualified professionals, deepening relationships with deployment partners, and increasing our ability to integrate into large-scale, complex technology environments. We often assist our customers in deploying our solution, either directly or through our deployment partners. In other cases, customers rely on third-party partners to complete the deployment. In some cases, customers initially engage us to deploy our solution, but, for a variety of reasons, including strategic decisions not to utilize subscription business models, fail to ultimately deploy our solution. If we or our third-party partners are unable to deploy our solution successfully, or unable to do so in a timely manner and, as a result, customers do not utilize our solution, we would not be able to generate future revenue from such customers based on transaction or revenue volume and the upsell of additional products and services, and our future operating results could be adversely impacted. In addition, customers may also seek refunds of their initial subscription fee. Moreover, customer perceptions of our solution may be impaired, our reputation and brand may suffer, and customers may choose not to renew or expand their use of our solution.
If we are not able to develop and release new products and services, or successful enhancements, new features, and modifications to our existing products and services, our business could be adversely affected.
The market for our solution, including our billing and revenue recognition offerings, is characterized by rapid technological change, frequent new product and service introductions and enhancements, changing customer demands, and evolving industry standards. The introduction of products and services embodying new technologies can quickly make existing products and services obsolete and unmarketable. Additionally, because we provide billing and finance solutions to help our customers with compliance and financial reporting, changes in law, regulations, and accounting standards could impact the usefulness of our products and services and could necessitate changes or modifications to our products and services to accommodate such changes. Subscription management products and services, including our billing and revenue recognition offerings, are inherently complex, and our ability to develop and release new products and services or enhancements, new features and modifications to our existing products and services depends on several factors, including timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies and our solution, and overall market acceptance. We cannot be sure that we will succeed in developing, marketing, and delivering on a timely and cost-effective basis enhancements or improvements to our platform or any new products and services that respond to continued changes in subscription management practices or new customer requirements, nor can we be sure that any enhancements or improvements to our platform or any new products and services will achieve market acceptance. Since developing our solution is complex, the timetable for the release of new products and enhancements to existing products is difficult to predict, and we may not offer new products and updates as rapidly as our customers require or expect. Any new products or services that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate sufficient revenue. The introduction of new products and enhancements could also increase costs associated with customer support and customer success as demand for these services increase. This increase in cost could negatively impact profit margins, including our gross margin. Moreover, even if we introduce new products and services, we may experience a decline in revenue of our existing products and services that is not offset by revenue from the new products or services. For example, customers may delay making purchases of new products and services to permit them to make a more thorough evaluation of these products and services or until industry and marketplace reviews become widely available. Some customers may hesitate to migrate to a new product or service due to concerns regarding the complexity of migration or performance of the new product or service. In addition, we may lose existing customers who choose a competitor’s products and services or choose to utilize internally developed applications instead of our products and services. This could result in a temporary or permanent revenue shortfall and adversely affect our business.
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
Our future success depends on our continuing ability to attract, train, assimilate, and retain highly skilled personnel, including software engineers, sales personnel, and professional services personnel. We face intense competition for qualified individuals from numerous software and other technology companies. In addition, competition for qualified personnel, particularly software engineers, is particularly intense in the San Francisco Bay Area, where our headquarters is located. We may not be able to retain our current key employees or attract, train, assimilate, or retain other highly skilled personnel in the future. For example, as economic conditions related to the COVID-19 pandemic improve, employees may seek new or different opportunities that offer greater compensation or benefits than we offer or are able to offer, making it difficult to retain them. In addition, we may incur significant costs to attract and retain highly skilled personnel, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. As we move into new geographies, we will need to attract and recruit skilled personnel in those areas. If we are unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational, and managerial requirements, on a timely basis or at all, our business may be adversely affected.
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
We believe that our entrepreneurial corporate culture has been a key contributor to our success. We have worked to develop what we call our “ZEO” culture, which is based on the idea that each employee is the CEO of their job and career, and we strive to empower every employee to make and own their decisions and contributions to the company. As a result of the COVID-19 pandemic, nearly all of our employees have been working remotely, which can create additional obligations and difficulties for certain employees and could negatively impact our corporate culture. If we do not continue to develop our corporate culture as we grow and evolve, including maintaining a culture that encourages individual entrepreneurship by our employees, it could harm our ability to foster the innovation, creativity, and teamwork we believe that we need to support our growth. Further, as our organization grows and we are required to implement more complex organizational structures, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture, which could negatively impact our future success.
As a substantial portion of our sales efforts are increasingly targeted at large enterprise customers, our sales cycle may become longer and more expensive, we may encounter still greater pricing pressure and deployment and customization challenges, and we may have to delay revenue recognition for more complicated transactions, all of which could adversely impact our business and operating results.
As a substantial portion of our sales efforts are increasingly targeted at large enterprise customers, we may face greater costs, longer sales cycles, and less predictability in the completion of some of our sales. In this market segment, the customer’s decision to use our solution may be an enterprise-wide decision, in which case these types of sales frequently require approvals by multiple departments and executive-level personnel and require us to provide greater levels of customer education regarding the uses and benefits of our solution, as well as education regarding security, privacy, and scalability of our solution, especially for those large “business to consumer” customers or those with extensive international operations. These large enterprise transactions might also be part of a customer’s broader business model or business systems transformation project, which are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing, security review, and other delays that could further lengthen the sales cycle. Larger enterprises typically have longer decision-making and deployment cycles, may have greater resources to develop and maintain customized tools and applications, demand more customization, require greater functionality and scalability, expect a broader range of services, demand that vendors take on a larger share of risks, demand increased levels of customer service and support, require acceptance provisions that can lead to a delay in revenue recognition, and expect greater payment flexibility from vendors. We are often required to spend time and resources to better familiarize potential customers with the value proposition of our solution. As a result of these factors, sales opportunities with large enterprises may require us to devote greater sales and administrative support and professional services resources to individual customers, which could increase our costs, lengthen our sales cycle, and divert our own sales and professional services resources to a smaller number of larger customers. We may spend substantial time, effort, and money in our sales, design and implementation efforts without being successful in producing any sales or deploying our products in such a way that is satisfactory to our customers. All these factors can add further risk to business conducted with these customers. In addition, if sales expected from a large customer for a particular quarter are not realized in that quarter or at all, our business, operating results, and financial condition could be materially and adversely affected.
Furthermore, our sales and implementation cycles could be interrupted or affected by other factors outside of our control. For example, as a result of the COVID-19 pandemic, many large enterprises have generally reduced or delayed technology or other discretionary spending, which may materially and negatively impact our operating results, financial condition and prospects. Like many other companies, including our customers and prospects, our employees are working from home and we have limited all non-essential business travel. Restrictions on travel and in-person meetings could affect services delivery, delay implementations, and interrupt sales activity and we cannot predict whether, for how long, or the extent to which the COVID-19 pandemic may adversely affect our business, results of operations, and financial condition.

If we are unable to grow our sales channels and our relationships with strategic partners, such as system integrators, management consulting firms, and resellers, sales of our products and services may suffer and our growth could be slower than we project.
In addition to our direct sales force, we use strategic partners, such as system integrators, management consulting firms, and resellers, to market, sell, and implement our solution. Historically, we have used these strategic partners to a limited degree, but we are prioritizing efforts to make these partners an increasingly important aspect of our business particularly with regard to enterprise and international sales and larger implementations of our products where these partners may have more expertise and established business relationships than we do. We have been and expect to continue to transition a portion of our professional services implementations to these strategic partners, and as a result we expect our professional services revenue as an overall percentage of Zuora's total revenue to continue to decline over time. Our relationships with these strategic partners are still at an early stage of development. We have generated limited revenue through these relationships to date, and we cannot assure you that these partners will be successful in marketing, selling or implementing our solution. Identifying these partners, negotiating and supporting relationships with them, including training them in how to sell or deploy our solution, and maintaining these relationships requires significant commitment of time and resources that may not yield a significant return on our investment in these relationships. Our future growth in revenue and ability to achieve and sustain profitability depends in part on our ability to identify, establish, and retain successful strategic partner relationships in the United States and internationally, which will take significant time and resources and involve significant risk. If we are unable to establish and maintain our relationships with these partners, or otherwise develop and expand our indirect distribution channel, our business, operating results, financial condition, or cash flows could be adversely affected.
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
As a result of the continuing impact and duration of the COVID-19 pandemic, many of our estimates and assumptions require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods and actual results could differ materially from those estimates.

Our long-term success depends, in part, on our ability to expand the sales of our solution to customers located outside of the United States. Our current international operations, and any further expansion of those operations, expose us to risks that could have a material adverse effect on our business, operating results, and financial condition.
We have been recognizing increased revenue from international sales, and we conduct our business activities in various foreign countries. We currently have operations in North America, Europe, Asia, and Australia. During the fiscal year ended January 31, 2021, we derived approximately 34% of our total revenue from customers located outside the United States. Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple cultures, customs, legal systems, regulatory systems, and commercial infrastructures. International expansion will require us to invest significant funds and other resources. Our operations in international markets may not develop at a rate that supports our level of investment. Expanding internationally may subject us to new risks that we have not faced before or increase risks that we currently face, including risks associated with:
•recruiting and retaining talented and capable employees in foreign countries;
•providing our solution to customers from different cultures, which may require us to adapt to sales practices, modify our solution, and provide features necessary to effectively serve the local market;
•compliance with multiple, conflicting, ambiguous or evolving governmental laws and regulations and court decisions, including those relating to employment matters, e-invoicing, consumer protection, privacy, data protection, information security, and encryption;
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
Once our solution is deployed to our customers, our customers rely on our support services to resolve any related issues. High-quality customer education and customer support is important for the successful marketing and sale of our products and for the renewal of existing customers. The importance of high-quality customer support will increase as we expand our business and pursue new enterprises. If we do not help our customers quickly resolve post-deployment issues, including configuring and using features, and provide them with effective ongoing customer support, our ability to upsell additional products to existing customers could suffer and our reputation with existing or potential customers could be harmed.
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
Our solution must integrate with a variety of network, hardware, and software platforms, and we need to continuously modify and enhance our solution to adapt to changes in cloud-enabled hardware, software, networking, browser, and database technologies. We have developed our solution to be able to integrate with third-party SaaS applications, including the applications of software providers that compete with us, through the use of APIs. For example, Zuora CPQ integrates with certain capabilities of Salesforce using publicly available APIs. In general, we rely on the fact that the providers of such software systems, including Salesforce, continue to allow us access to their APIs to enable these integrations, and the terms with such companies may be subject to change from time to time. We also integrate certain aspects of our solution with other platform providers. Any change or deterioration in our relationship with any platform provider may adversely impact our business and operating results.
Our business may be adversely impacted if any platform provider:
•discontinues or limits access to its APIs by us;
•makes changes to its platform;
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

Our Debt Agreement provides our lender with a first-priority lien against substantially all of our assets, and contains financial covenants and other restrictions on our actions, which could limit our operational flexibility and otherwise adversely affect our financial condition.
Our Debt Agreement restricts our ability to, among other things:
•use our accounts receivable, inventory, trademarks, and most of our other assets as security in other borrowings or transactions;
•incur additional indebtedness;
•sell certain assets;
•declare dividends or make certain distributions; and
•undergo a merger or consolidation or other transactions.
Our Debt Agreement also prohibits us from exceeding certain adjusted quick ratios. Our ability to comply with these and other covenants is dependent upon a number of factors, some of which are beyond our control.
Our failure to comply with the covenants or payment requirements, or the occurrence of other events specified in our Debt Agreement could result in an event of default under the Debt Agreement which would give our lender the right to terminate their commitments to provide additional loans under the Debt Agreement and to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, we have granted our lender first-priority liens against substantially all of our assets as collateral, and have pledged not to encumber or otherwise grant any security interest in our intellectual property. Failure to comply with the covenants or other restrictions in the Debt Agreement could result in a default. If the debt under our Debt Agreement was to be accelerated, we may not have sufficient cash on hand or be able to sell sufficient collateral to repay it, which would have an immediate adverse effect on our business and operating results.
Risks Related to Information Technology, Intellectual Property, and Data Security and Privacy
If our security measures are breached, if unauthorized access to customer data, our data, or our solution is otherwise obtained, or if our solution is perceived as not being secure, customers may reduce the use of or stop using our solution, we may have difficulty attracting customers, and we may incur significant liabilities.
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
In addition, while a majority of our employees are based in the United States, like many similarly situated technology companies, we have a sizable number of research and development and other personnel located outside the United States, including in China, which has exposed and could continue to expose us to governmental and regulatory, as well as market and media scrutiny, regarding the actual or perceived integrity of our platform or data security and privacy features. Any actual or perceived security compromise could reduce customer confidence in the effectiveness of our security measures, negatively affect our ability to attract new customers, and cause existing customers to reduce the use or stop using our solution, any of which could harm our business and reputation.
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
Any disruption of service at our third-party data center or Amazon Web Services could interrupt or delay our ability to deliver our services to our customers, which could harm our business and our financial results.
We currently host our solution, serve our customers, and support our operations in the United States primarily from a third-party Las Vegas-based data center and using Amazon Web Services (AWS), a provider of cloud infrastructure services. As part of our current disaster recovery arrangements, our customer data in the Las Vegas-based data center production environment is replicated to an AWS data center outside of the U.S. West Coast. Additionally, in Europe, we host our solution using AWS. We are also in the process of transitioning the hosting of a portion of our U.S. solution infrastructure to AWS, which may be more expensive than our current data center provider. Despite precautions, we may also experience planned and unplanned costs, interruptions, delays, and outages in service or other performance problems in connection with such transitions. We also do not have control over the operations of the facilities of our data center provider or AWS. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures, and similar events. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in our solution. In addition, the ongoing COVID-19 pandemic could potentially disrupt the supply chain of hardware needed to maintain these third-party systems or to run our business. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism, and other misconduct.
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
Our success depends in large part on our proprietary technology. We rely on various intellectual property (IP) rights, including patents, copyrights, trademarks, and trade secrets, as well as confidentiality provisions and contractual arrangements, to protect our proprietary rights. If we do not protect and enforce our intellectual property rights successfully, our competitive position may suffer, which could adversely impact our operating results.

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
Moreover U.S. patent law, developing jurisprudence regarding U.S. patent law, and possible future changes to U.S. or foreign patent laws and regulations may affect our ability to protect and enforce our intellectual property rights. In addition, the laws of some countries do not provide the same level of protection of our intellectual property as do the laws of the United States. As we expand our international activities, our exposure to unauthorized copying and use of our solution and proprietary information will likely increase. Despite our precautions, our intellectual property is vulnerable to unauthorized access through employee error or actions, theft, and cybersecurity incidents, and other security breaches. It may be possible for third parties to infringe upon or misappropriate our intellectual property, to copy our solution, and to use information that we regard as proprietary to create products and services that compete with ours. Effective intellectual property protection may not be available to us in every country in which our solution is available. For example, some foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against certain third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. We may need to expend additional resources to defend our intellectual property rights domestically or internationally, which could impair our business or adversely affect our domestic or international expansion. Moreover, we may not pursue or file patent applications or apply for registration of copyrights or trademarks in the United States and foreign jurisdictions in which we operate with respect to our potentially patentable inventions, works of authorship, marks and logos for a variety of reasons, including the cost of procuring such rights and the uncertainty involved in obtaining adequate protection from such applications and registrations. If we cannot adequately protect and defend our intellectual property, we may not remain competitive, and our business, operating results, and financial condition may be adversely affected.
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
There has been considerable activity in our industry to develop and enforce intellectual property rights. Successful intellectual property infringement claims against us or certain third parties, such as our customers, resellers, or strategic partners, could result in monetary liability or a material disruption in the conduct of our business. We cannot be certain that our products and services, content, and brand names do not or will not infringe valid patents, trademarks, copyrights, or other intellectual property rights held by third parties. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to cease selling or using solutions that incorporate the intellectual property that we allegedly infringe, make substantial payments for legal fees, settlement payments, or other costs or damages, obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology, or redesign the allegedly infringing solutions to avoid infringement, which could be costly, time-consuming, or impossible. Any claims or litigation, regardless of merit, could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our products and services, or require that we comply with other unfavorable terms. We do not have a significant patent portfolio, which could prevent us from deterring patent infringement claims through our own patent portfolio, and our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. We may also be obligated to indemnify our customers or strategic partners in connection with such infringement claims, or to obtain licenses from third parties or modify our solution, and each such obligation could further exhaust our resources. Some of our intellectual property infringement indemnification obligations are contractually capped at a very high amount or not capped at all.
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
Risks Related to Legal, Regulatory, Accounting, and Tax Matters
If we are not able to satisfy data protection, security, privacy, and other government- and industry-specific requirements, our growth could be harmed.
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
Privacy and security concerns, laws, and regulations, may reduce the effectiveness of our solution and adversely affect our business.
Our customers can use our solution to collect, use, and store personal information regarding their customers or other end users. National and local governments and agencies have adopted or may adopt laws and regulations regarding the collection, use, storage, data residency, security, disclosure, transfer across borders and other processing of information obtained from customers, consumers and other individuals. These laws and regulations and the associated costs of compliance, and other burdens, including the inability to transfer information between jurisdictions or the obligation to store information in a jurisdiction, could:
• impact our ability to offer our products and services in certain jurisdictions,
• decrease demand for or require us to modify or restrict our product or services, or
•impact our customers’ ability and willingness to use, including to process certain types of personal information, adopt and deploy our solution globally.
Compliance or our inability to comply with such laws, regulations, and other obligations, could lead to reduced overall demand and impair our ability to maintain and grow our customer base and increase our revenue. Any changes we consider necessary or appropriate to make to our business to comply with laws, regulations, or other obligations, we may be unable to make in a commercially reasonable manner, in a timely fashion, or at all.
Additionally, laws and regulations relating to the processing of information can vary significantly based on the jurisdiction. Some regions and countries have or are enacting strict laws and regulations, including the European Union (EU), China and India, as well as states within the United States, such as California. The General Data Protection Regulation (GDPR) became effective in May 2018. The GDPR established new requirements for processing personal data and imposes penalties of up to the greater of €20 million or 4% of worldwide revenue. The pending EU ePrivacy Regulation is expected to establish additional restrictions and penalties. In January 2020, the California Consumer Privacy Act (CCPA) which provides new data privacy rights for consumers, including a private right of action for security breaches, new penalties for violations, and new operational requirements for companies, went into effect. The California Privacy Rights Act (CPRA) will replace the CCPA and becomes effective on January 2, 2023. The CCPA gives, and the CPRA will give, California residents expanded rights to access and require deletion of their personal data, opt out of certain personal data sharing, and receive detailed information about how their personal data is collected, used and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation. The CCPA and CPRA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal data, our financial condition, our operating results or prospects. The CCPA has also prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business. Changing definitions of personal data and information may also limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Also, some jurisdictions require that certain types of data be retained on servers within these jurisdictions. Our failure to comply with applicable laws and regulations may result in enforcement action or litigation against us, including fines, and damage to our reputation, any of which may have an adverse effect on our business and operating results.
We also are bound by standards, contracts and other obligations relating to processing personal information that are more stringent than applicable laws and regulations. The costs of compliance with, and other burdens imposed by, these laws, regulations, and other obligations are significant. In addition, some companies, particularly larger or global enterprises, often will not contract with vendors that do not meet these rigorous obligations and often seek contract terms to ensure we are financially liable for any breach of these obligations. Accordingly, our or as well as our vendors' failure, or perceived inability, to comply with these obligations may limit the demand, use and adoption of our solution, lead to regulatory investigations, breach of contract claims, litigation, damage our reputation and brand and lead to significant fines, penalties, or liabilities or slow the pace at which we close sales transactions, any of which could harm our business. Future laws, regulations, standards, and other obligations, actions by governments or other agencies, and changes in the interpretation or inconsistent interpretation of existing laws, regulations, standards, and other obligations could result in increased regulation, increased costs of compliance and penalties for non-compliance, costly changes to Zuora's products or their functionality, and limitations on processing personal information. For example, the EU and United States agreed in 2016 to a framework for data transferred from the EU to the United States, called the Privacy Shield, which was invalidated by the European Court in July 2020. Based on the European Court’s July 2020 decision that companies may continue to rely on Standard Contractual Clauses, commonly referred to as the Model Clauses, if certain requirements are met, Zuora continues to rely upon such clauses for transfers of personal data across national borders. In the future, the Model Clauses may be modified or invalidated, which could affect Zuora’s or its customers’ ability to transfer personal data and customers’ ability to use Zuora’s products and services.
Additionally, the United Kingdom's departure in January 2020 from the EU (commonly referred to as "Brexit"), has created uncertainty with regard to the requirements for data transfers between the United Kingdom, the EU and other jurisdictions, and the ability to conduct business may be negatively impacted due to circumstances beyond our control, including ongoing uncertainty regarding the formal agreements or arrangements between the EU and the United Kingdom, changes in laws and enforcement, or the time and costs to put in place new mechanisms for the transfer of personal data.
Privacy advocacy groups, the technology industry, and other industries have established or may establish various new, additional, or different self-regulatory standards that may place additional burdens on us. Our customers may require us or we may find it advisable to meet voluntary certifications or adhere to other standards established by them or third parties. Our customers may also expect us to take proactive stances or contractually require us to take certain actions should a request for personal information belonging to customers be received from a government or regulatory agency. If we are unable to maintain such certifications, comply with such standards, or meet such customer requests, it could reduce demand for our solution and adversely affect our business.
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which modified certain provisions of the Tax Cuts and Jobs Act (Tax Reform Act), was enacted. Under the CARES Act, NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. Under the Tax Reform Act, as modified by the CARES Act, NOLs from tax years that began after December 31, 2017 may offset no more than 80% of current taxable income annually for taxable years beginning after December 31, 2020. Accordingly, if we generate NOLs for tax years beginning after December 31, 2017, we might have to pay more federal income taxes in a subsequent year as a result of the 80% taxable income limitation than we would have had to pay under the law in effect before the Tax Reform Act as modified by the CARES Act. Also, as a result of any additional modifications to current and future similar laws, we may be required to pay more federal and state income taxes in future years than we would have had to pay under pre-existing law.
We may need to raise additional capital required to grow our business, and we may not be able to raise capital on terms acceptable to us or at all.
In order to support our growth and respond to business challenges, such as developing new features or enhancements to our solution to stay competitive, acquiring new technologies, and improving our infrastructure, we have made significant financial investments in our business, and we intend to continue to make such investments. As a result, to provide the funds required for these investments and other business endeavors, we may need to engage in equity or debt financings, in addition to any indebtedness we may have under our then current debt arrangements. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution, and these securities could have rights, preferences, and privileges that are superior to that of holders of our common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve additional restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. In early fiscal 2021, the trading prices for our common stock and other technology companies were highly volatile as a result of the COVID-19 pandemic. Future volatility in the trading price of our common stock may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression or other sustained adverse market event resulting from the spread of COVID-19 could materially and adversely affect our business and the value of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations.
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
The market price of our Class A common stock has been and may continue to be volatile. Since shares of our Class A were sold in our Initial Public Offering (IPO) in April 2018 at a price of $14.00 per share, the reported low and high sales prices of our common stock has ranged from $6.21 to $37.78 through March 30, 2021. The market price of our Class A common stock and the market price of the common stock of many other companies fell significantly in the early stage of the COVID-19 pandemic. The extent to which, and for how long, the COVID-19 pandemic may continue to impact the market price of our Class A common stock is unclear. In addition to factors discussed in this Form 10-K, the market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
•the inclusion of our Class A common stock on stock market indexes, including the impact of rules adopted by certain index providers, such as S&P Dow Jones Indices and FTSE Russell, that limit or preclude inclusion of companies with multi-class capital structures;
•changes in accounting standards, policies, guidelines, interpretations, or principles;
•the impact of the COVID-19 pandemic, including on the global economy, our operating results and enterprise technology spending;
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
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market. The perception that these sales might occur may also cause the market price of our Class A common stock to decline. As of February 28, 2021, we had outstanding a total of 110.0 million shares of Class A common stock and 11.0 million shares of Class B common stock.
In addition, as of January 31, 2021, we had outstanding stock options and restricted stock units (RSUs) that could result in the issuance of 20.1 million shares of Class A common stock. Subject to the satisfaction of applicable vesting requirements, the shares issued upon exercise of outstanding stock options or settlement of outstanding RSUs will be available for immediate resale in the open market.
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
In addition, the revenue recognition disclosure obligations under Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) are prepared on the basis of estimates that can change over time and on the basis of events over which we have no control. It is possible that analysts and investors may misinterpret our disclosure or that our methods for estimating this disclosure may differ significantly from others, which could lead to inaccurate or unfavorable forecasts by analysts and investors.
The dual class structure of our common stock has the effect of concentrating voting control with holders of our Class B common stock, including our directors, executive officers, and significant stockholders, which limits or precludes your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of January 31, 2021, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock (including outstanding vested options, if exercised) collectively would control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the outstanding shares of Class B common stock, (ii) April 16, 2028, and (iii) the date the shares of Class B common stock cease to represent at least 5% of all outstanding shares of our common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Political developments impacting government spending and international trade, including future government shutdowns in the United States, political uncertainty in Hong Kong, health pandemics such as the COVID-19 pandemic, and trade disputes and tariffs, may negatively impact markets and cause weaker macroeconomic conditions. The continuing effect of any or all of these political uncertainties could adversely impact demand for our products, harm our operations and weaken our financial results.
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
Item 3. Legal Proceedings
Information with respect to this item may be found in Note 13. Commitments and Contingencies to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, which is incorporated herein by reference.
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
Holders of Record
As of February 28, 2021, there were 107 and 74 registered holders of record of our Class A and Class B common stock, respectively. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Performance Graph
The performance graph below shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.
We have presented below the cumulative total return to our stockholders between April 12, 2018 (the date our Class A common stock commenced trading on the New York Stock Exchange) through January 31, 2021 in comparison to the Standard & Poor’s 500 Index, Standard & Poor Information Technology Index and NASDAQ Composite. All values assume a $100 initial investment and reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

$225
$200
$175
$150
$125
$100
$75
$50
Base Period
January 2019
January 2020
January 2021
Period Ending
Zuora
NASDAQ Composite
S&P 500 Index
S&P 500 Information Technology Index

Company/Index	Base Period April 12, 2018	January 31, 2019	January 31, 2020	January 31, 2021
Zuora	$100	$108.20	$73.75	$73.75
S&P 500 Index	$100	$103.08	$125.44	$147.07
NASDAQ Composite	$100	$102.83	$130.63	$188.22
S&P 500 Information Technology Index	$100	$101.26	$147.92	$202.85
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.

Item 6. Selected Consolidated Financial Data and Other Data
The following tables summarize our selected consolidated financial data for the periods indicated. We derived our selected consolidated statements of comprehensive loss for fiscal 2021, fiscal 2020 and fiscal 2019 and our selected consolidated balance sheet data as of January 31, 2021 and 2020 from our audited consolidated financial statements that are included in this Form 10-K.
We derived the selected consolidated statements of comprehensive loss data for fiscal 2018 and 2017 and the selected consolidated balance sheet data as of January 31, 2019, January 31, 2018 and January 31, 2017 from our audited consolidated financial statements and related notes thereto, which are not included in this Form 10-K.
The selected consolidated balance sheet data as of January 31, 2021 and 2020 set forth in the tables below reflect the prospective adoption of ASU No. 2016-02, Leases (Topic 842). The consolidated statements of comprehensive loss data for each of the years ended January 31, 2021, 2020, 2019, and 2018 and the selected consolidated balance sheet data as of January 31, 2021 and 2020 reflect the retrospective adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). For further information on our adoption of Topic 606 and Topic 842, please refer to our Form 10-K for the fiscal year ended January 31, 2020 filed on March 31, 2020.
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
Our fiscal year end is January 31, and our fiscal quarters end on April 30, July 31, October 31, and January 31. Our fiscal years ended January 31, 2021, 2020, 2019, 2018, and 2017 are referred to herein as fiscal 2021, fiscal 2020, fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

	Fiscal Year Ended January 31,
	2021	2020	2019	2018	2017

	(in thousands, except per share data)
Consolidated Statements of Comprehensive Loss:
Revenue:
Subscription	$242,340	$206,555	$164,805	$122,482	$89,836
Professional services	63,080	69,502	70,184	48,624	23,172
Total revenue	305,420	276,057	234,989	171,106	113,008
Cost of revenue:
Subscription[1]	58,808	53,036	42,993	31,077	22,840
Professional services[1]	71,962	81,145	73,597	48,829	25,322
Total cost of revenue	130,770	134,181	116,590	79,906	48,162
Gross profit	174,650	141,876	118,399	91,200	64,846
Operating expenses:
Research and development[1]	76,795	74,398	54,417	38,639	26,355
Sales and marketing[1]	116,914	108,264	95,169	68,067	62,384
General and administrative[1]	54,803	44,879	39,230	22,572	15,140
Total operating expenses	248,512	227,541	188,816	129,278	103,879
Loss from operations	(73,862)	(85,665)	(70,417)	(38,078)	(39,033)
Interest and other income (expense), net	2,561	2,712	(417)	252	219
Loss before income taxes	(71,301)	(82,953)	(70,834)	(37,826)	(38,814)
Income tax provision	1,873	441	1,907	1,551	284
Net loss	(73,174)	(83,394)	(72,741)	(39,377)	(39,098)
Comprehensive loss:
Foreign currency translation adjustment	696	(379)	3	960	(470)
Unrealized (loss) gain on available-for-sale securities, net of tax	(88)	86	7	—	—
Comprehensive loss	$(72,566)	$(83,687)	$(72,731)	$(38,417)	$(39,568)
Net loss per share, basic and diluted[2]	$(0.62)	$(0.75)	$(0.80)	$(1.48)	$(1.64)
Weighted-average shares outstanding used to compute net loss per share, basic and diluted[2]	117,598	111,122	91,267	26,563	23,891
(1)Includes stock-based compensation expense as follows:

	Fiscal Year Ended January 31,
	2021	2020	2019	2018	2017

	(in thousands)
Cost of subscription revenue	$4,849	$2,772	$1,967	$747	$326
Cost of professional services revenue	9,952	7,265	5,900	2,121	583
Research and development	19,562	17,568	6,345	2,292	1,126
Sales and marketing	15,839	11,129	7,384	2,717	1,577
General and administrative	9,081	6,312	3,761	1,113	771
Total stock-based compensation expense	$59,283	$45,046	$25,357	$8,990	$4,383

	As of January 31,
	2021	2020	2019	2018	2017

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments*	$186,594	$171,937	$175,848	$48,208	$72,645
Working capital	105,743	101,164	129,682	7,595	39,663
Total assets	421,507	402,227	326,047	176,478	120,468
Deferred revenue, current portion	127,701	111,411	86,784	61,966	42,554
Total debt	6,063	10,526	13,457	14,969	—
Convertible preferred stock	—	—	—	6	6
Total stockholders’ equity	171,913	164,659	181,814	50,638	54,980
(*)    Does not include restricted cash of $2.1 million, $5.2 million and $5.2 million as of January 31, 2019, 2018 and 2017, respectively.
(2) Refer to Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements and Note 17. Net Loss Per Share of the notes to our consolidated financial statements included elsewhere in this Form 10-K for an explanation of the calculations of our net loss per share, basic and diluted.

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
We have omitted discussion of fiscal 2019 results where it would be redundant to the discussion previously included in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the SEC on March 31, 2020.
Overview
Business Summary
Zuora provides a cloud-based subscription management platform, architected specifically for dynamic, recurring business models. Our solution enables companies across multiple industries and geographies to launch, manage and scale a subscription business, automating the entire subscription order-to-revenue process, including billing, collections and revenue recognition. With Zuora’s solution, businesses can change pricing and packaging for products and services to grow and scale, efficiently comply with revenue recognition standards, analyze customer data to optimize their subscription offerings, and build meaningful relationships with their subscribers.
Many of today’s enterprise software systems manage their order-to-revenue processes using software built for a product driven economy. These systems were not designed for the dynamic, ongoing nature of subscription services and are extremely difficult to configure. In traditional product-based businesses, order-to-revenue was a linear process—a customer orders a product, is billed for that product, payment is collected, and the revenue is recognized. These legacy product-based systems were not specifically designed to handle the complexities and ongoing customer events of recurring relationships, commonly found in a subscription business, and their impact on areas such as billing proration, revenue recognition, and reporting in real-time. Using product-based software to build a subscription business often results in inefficient processes with prolonged and complex manual downstream work, hard-coded customizations, and a proliferation of stock-keeping units (SKUs).
However, new subscription business models are inherently dynamic, with multiple interactions and constantly-changing relationships and events. The capabilities to launch, price, and bill for products, facilitate and record cash receipts, process and recognize revenue, and analyze data to drive key decisions are mission critical and particularly complex for companies with subscription business models. As a result, as companies launch or grow a subscription business, they often conclude that legacy systems are inadequate. That’s where Zuora comes in.
Our vision is “The World Subscribed” -- the idea that one day every company will be a part of the Subscription Economy. Our focus has been on developing software that enables our customers to thrive as a subscription business.
Our solution includes Zuora Central Platform, Zuora Billing, Zuora Revenue, Zuora Collect, and other software that support and expand upon these core products. Our software helps companies analyze data - including information such as which customers are delivering the most recurring revenue, or which segments are showing the highest churn, enabling customers to make informed decisions for their subscription business and quickly implement changes such as launching new services, updating pricing (usage, time, or outcome based), delivering new offerings, or making other changes to their customers’ subscription experience. We also have a large subscription ecosystem of global partners and the Subscribed Strategy Group, that can assist our customers with additional strategies and services throughout the subscription journey.
Companies in a variety of industries - technology, manufacturing, media and entertainment, telecommunications, and many others - are using our solution to scale and adapt to a world that is increasingly choosing subscription-based offerings.

COVID-19 Pandemic Impact
The COVID-19 pandemic has caused certain disruptions to our business operations—such as delays and lengthening of our customary sales cycles and postponed implementations, certain customers not purchasing or renewing our products or services, requests for extended payment terms and contract restructurings by certain customers more severely impacted by the pandemic, challenges in sales and customer success efforts due to travel restrictions, and shifting certain customer events to virtual-only experiences. During the year ended January 31, 2021, we experienced disruptions including customer loss, down-sells, customer requests for extended payment terms and other relief due to the COVID-19 pandemic. We believe that such COVID-related disruptions negatively impacted our ability to generate new business and increased churn for the year. However, because our financial results are driven by multiple factors, some of which are not quantifiable, it is not possible to determine the significance of the specific impact of the COVID-19 pandemic on our financial results in any given period.
Because our products are generally offered as subscription-based licenses and a portion of that revenue is recognized over time, the effect of the pandemic may not be fully reflected in our operating results until future periods. The extent to which the COVID-19 pandemic impacts our business operations in future periods will depend on multiple uncertain factors, including the duration and severity of the pandemic, its overall negative impact on the global economy generally and on our customers, which operate in numerous industries, and continued responses by governments and businesses to COVID-19.
We are continuing to monitor the impact of the COVID-19 pandemic on our business operations and financial results. As a prudent cost-saving measure and to preserve cash, we have implemented plans to manage our costs in certain areas such as travel, events, and marketing and have previously reduced our pace of hiring while continuing to prioritize new headcount critical to operations, sales and customer support. For example, during fiscal 2021, we generally did not increase base salaries in order to preserve cash in light of the COVID-19 pandemic. During the three months ended July 31, 2020, for retention purposes, we issued RSU grants to eligible non-executive employees that vested in full during fiscal 2021. See Note 16. Employee Stock Plans to the consolidated financial statements contained herein for additional details. To the extent the business disruption continues for an extended period, additional cost management actions may be considered. The uncertainty surrounding the COVID-19 pandemic and its impact on the global economy could also lead to a more significant adverse impact on our business operations and financial performance in the future.
The COVID-19 pandemic and its impact on us and the economy has significantly limited our ability to forecast our future operating results, including our ability to predict revenue and expense levels, and plan for and model future operating results. Our competitors could experience similar or different impacts as a result of COVID-19, which could result in changes to our competitive landscape. While we have developed and continue to develop plans to help mitigate the negative impact of the pandemic on our business, these efforts may not be effective and any protracted economic downturn could significantly affect our business and operating results. We will continue to evaluate the nature and extent of the impact of the COVID-19 pandemic to our business. See Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K for further discussion of the possible impact of the COVID-19 pandemic on our business and financial results.
Fiscal 2021 Business Highlights
Our business highlights for the fourth quarter and full year fiscal 2021 include the following:
•During the fourth quarter, we closed eight deals that exceeded $500,000 in ACV, a record for deals of this size.
•During the fourth quarter, subscription revenue represented 82% of total revenue and subscription gross margin was 77%, the highest levels in our history as a public company.
•During the fourth quarter, we achieved both positive operating cash flow and positive free cash flow for the first time, a key milestone for the company.
•Our subscription revenue was $242.3 million for the year, an increase of 17% over last fiscal year.
•We improved our total gross margin to 57% for the year, compared to 51% last year, as we shifted more of our services work to our system integrator partners and improved our cost structure.
•Customer transaction volume processed through Zuora's Billing platform was $56.7 billion during the year, an increase of 29% compared to last fiscal year.

•We grew our business to 676 customers with ACV exceeding $100,000 as of January 31, 2021, which represents 8% year-over-year growth.
•We hired Todd McElhatton, our Chief Financial Officer in June 2020 and Sri Srinivasan, our Chief Engineering and Product Officer in January 2021.
•We announced new strategic partnerships with Stripe and GoCardless that provide for certain payment-related integrations with the Zuora platform.
For a definition of ACV, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operational and Financial Metrics.”
Fiscal 2021 Financial Performance Summary
Our financial performance for fiscal 2021, compared to fiscal 2020, reflects the following:
•Subscription revenue was $242.3 million, an increase of $35.8 million, or 17%, and total revenue was $305.4 million, an increase of $29.4 million, or 11%. This growth reflects our acquisition of new customers as well as increased transaction volume and sales of new products to our existing customers.
•Total cost of revenue decreased to $130.8 million, or 43% of total revenue, compared to $134.2 million, or 49% of revenue, last year. We invested additional resources during the year to support the growth in the number of customers as well as the increased activity from existing customers.
•Loss from operations improved to $73.9 million, or 24% of revenue, compared to a loss of $85.7 million, or 31% of revenue, last year.
Key Operational and Financial Metrics
We monitor the following key operational and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:

	January 31,
	2021	2020
Customers with ACV equal to or greater than $100,000	676	624
Dollar-based retention rate	100%	104%
Customers with Annual Contract Value Equal to or Greater than $100,000
We believe our ability to enter into larger contracts is indicative of broader adoption of our solution by larger organizations. It also reflects our ability to expand our revenue footprint within our current customer base. We define ACV as the subscription revenue we would contractually expect to recognize from that customer over the next twelve months, assuming no increases or reductions in their subscriptions. We define the number of customers at the end of any particular period as the number of parties or organizations that have entered into a distinct subscription contract with us for which the term has not ended. Each party with which we have entered into a distinct subscription contract is considered a unique customer, and in some cases, there may be more than one customer within a single organization. We have increased the number of customers with ACV equal to or greater than $100,000 to 676 as of January 31, 2021, as compared to 624 as of January 31, 2020.

Dollar-Based Retention Rate
We believe our dollar-based retention rate is a key measure of our ability to retain and expand revenue from our customer base over time. We calculate our dollar-based retention rate as of a period end by starting with the sum of the ACV from all customers as of twelve months prior to such period end, or prior period ACV. We then calculate the sum of the ACV from these same customers as of the current period end, or current period ACV. Current period ACV includes any upsells and also reflects contraction or attrition over the trailing twelve months, but excludes revenue from new customers added in the current period. We then divide the current period ACV by the prior period ACV to arrive at our dollar-based retention rate. Our dollar-based retention rate decreased to 100% as of January 31, 2021, as compared to 104% as of January 31, 2020. While we saw an improvement in dollar-based retention rate during the fourth quarter of fiscal 2021, there was a year-over-year decline primarily due to certain impacts related to the COVID-19 pandemic, including increased churn as some customers renewed with lower transaction volume, experienced business failure, and sought other relief, particularly in the second quarter of fiscal 2021. We expect this higher churn will negatively affect our dollar-based retention rate through the second quarter of fiscal 2022. Additionally, we may continue to experience fluctuations in this metric in the near term due to the uncertainty surrounding the COVID-19 pandemic and its impact on the global economy and our business.
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
Professional services revenue. Professional services revenue consists of fees for services related to helping our customers deploy, configure, and optimize the use of our solutions. These services include system integration, data migration, process enhancement, and training. Professional services projects generally take three to twelve months to complete. Once the contract is signed, we generally invoice for professional services on a time and materials basis, although we occasionally engage in fixed-price service engagements and invoice for those based upon agreed milestone payments. We recognize revenue as services are performed for time and materials engagements and on a proportional performance method as the services are performed for fixed fee engagements. We expect to transition a portion of our professional services implementations to our strategic partners, including system integrators, and as a result we expect our professional services revenue to decrease over time as a percentage of total revenue.
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
Cost of professional services revenue. Cost of professional services revenue consists primarily of costs related to the deployment of our platform. These costs include employee compensation costs for our professional services team, allocated overhead, travel costs, and costs of outside services associated with supplementing our internal staff. We believe that investment in our system integrator partner network will lead to total margin improvement, however costs may fluctuate in the near term as we shift deployments to our partner network.
Gross profit and gross margin. Our gross profit and gross margin may fluctuate from period to period as our revenue fluctuates, and as a result of the timing and amount of investments to expand hosting capacity, including through third-party cloud providers, amortization expense associated with our capitalized internal-use software and purchased technology, and our continued efforts to build platform support and professional services teams.
Operating Expenses
Research and development. Research and development expense consists primarily of employee compensation costs, allocated overhead, and travel costs. We capitalize research and development costs associated with the development of internal-use software and we generally amortize these costs over a period of three years into cost of subscription revenue. All other research and development costs are expensed as incurred. We believe that continued investment in our platform is important for our growth, and as such, expect our research and development expense to continue to increase in absolute dollars for the foreseeable future but may increase or decrease as a percentage of total revenue.
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

Results of Operations
The following tables set forth our consolidated results of operations data for the periods presented in dollars and as a percentage of our total revenue:

	Fiscal Year Ended January 31,
	2021	2020

	(in thousands)
Revenue:
Subscription	$242,340	$206,555
Professional services	63,080	69,502
Total revenue	305,420	276,057
Cost of revenue:
Subscription	58,808	53,036
Professional services	71,962	81,145
Total cost of revenue	130,770	134,181
Gross profit	174,650	141,876
Operating expenses:
Research and development	76,795	74,398
Sales and marketing	116,914	108,264
General and administrative	54,803	44,879
Total operating expenses	248,512	227,541
Loss from operations	(73,862)	(85,665)
Interest and other income, net	2,561	2,712
Loss before income taxes	(71,301)	(82,953)
Income tax provision	1,873	441
Net loss	$(73,174)	$(83,394)

	Fiscal Year Ended January 31,
	2021	2020
Revenue:
Subscription	79%	75%
Professional services	21	25
Total revenue	100	100
Cost of revenue:
Subscription	19	19
Professional services	24	29
Total cost of revenue	43	49
Gross profit	57	51
Operating expenses:
Research and development	25	27
Sales and marketing	38	39
General and administrative	18	16
Total operating expenses	81	82
Loss from operations	(24)	(31)
Interest and other income, net	1	1
Loss before income taxes	(23)	(30)
Income tax provision	1	—
Net loss	(24)%	(30)%
Note: Percentages in the table above may not sum due to rounding.
Non-GAAP Financial Measures
To supplement our consolidated financial statements presented in accordance with U.S. GAAP, we monitor and consider non-GAAP cost of subscription revenue, non-GAAP cost of professional services revenue, non-GAAP gross profit, non-GAAP research and development expense, non-GAAP sales and marketing expense, non-GAAP general and administrative expense, non-GAAP loss from operations, non-GAAP net loss, non-GAAP net loss per share, and free cash flow. We use non-GAAP financial measures in conjunction with GAAP measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our Board of Directors concerning our financial performance. We believe our non-GAAP financial measures provide investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of our operating results. We also believe our non-GAAP financial measures are useful in evaluating our operating performance compared to that of other companies in our industry, as they generally eliminate the effects of certain items that may vary for different companies for reasons unrelated to overall operating performance.
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
We exclude the following items from one or more of our non-GAAP financial measures:
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
•Certain litigation. We exclude non-recurring charges and benefits, including litigation expenses and settlements, related to litigation matters that are outside of the ordinary course of our business. We believe these charges and benefits do not have a direct correlation to the operations of our business and may vary in size depending on the timing and results of such litigation and related settlements. We began excluding litigation that is outside of the ordinary course of our business from our non-GAAP financial measures in the second quarter of fiscal 2021 as these expenses significantly increased, specifically expenses relating to our ongoing securities class actions and derivative litigation.
•New headquarters costs. We exclude non-recurring costs associated with our new corporate headquarters. In January 2020, we incurred costs associated with water damage, net of insurance recovery, at our new headquarters in Redwood City, California, as well as costs to relocate our operations from other offices to the new headquarters. We expect that the costs related to the water damage and associated insurance recoveries will be fully recognized by the end of our next quarter ending April 30, 2021. We believe that excluding these non-recurring costs allows investors to make more meaningful comparisons between our operating results and those of other companies due to the infrequent nature of these costs.

The following tables provide a reconciliation of our GAAP to Non-GAAP measures:

	Fiscal Year Ended January 31, 2021
	GAAP	Stock-based Compensation	Amortization of Acquired Intangibles	Internal-use Software	Charitable Contribution	Certain Litigation	Non-GAAP
Cost of revenue:
Cost of subscription revenue	$58,808	$(4,849)	$(1,692)	$(1,781)	$—	$—	$50,486
Cost of professional services revenue	71,962	(9,952)	—	—	—	—	62,010
Gross profit	174,650	14,801	1,692	1,781	—	—	192,924
Operating expenses:
Research and development	76,795	(19,562)	—	4,051	—	—	61,284
Sales and marketing	116,914	(15,839)	—	—	—	—	101,075
General and administrative	54,803	(9,081)	—	158	(1,000)	(3,252)	41,628
Operating loss	(73,862)	59,283	1,692	(2,428)	1,000	3,252	(11,063)
Net loss	$(73,174)	$59,283	$1,692	$(2,428)	$1,000	$3,252	$(10,375)
Net loss per share, basic and diluted¹	$(0.62)						$(0.09)
Gross margin	57%						63%
Subscription gross margin	76%						79%

	Fiscal Year Ended January 31, 2020
	GAAP	Stock-based Compensation	Amortization of Acquired Intangibles	Internal-use Software	New Headquarters Costs	Non-GAAP
Cost of revenue:
Cost of subscription revenue	$53,036	$(2,772)	$(1,776)	$(2,560)	$(75)	$45,853
Cost of professional services revenue	81,145	(7,265)	—	—	(94)	73,786
Gross profit	141,876	10,037	1,776	2,560	169	156,418
Operating expenses:
Research and development	74,398	(17,568)	—	4,506	(150)	61,186
Sales and marketing	108,264	(11,129)	—	—	(43)	97,092
General and administrative	44,879	(6,312)	—	—	(120)	38,447
Operating loss	(85,665)	45,046	1,776	(1,946)	482	(40,307)
Net loss	$(83,394)	$45,046	$1,776	$(1,946)	$482	$(38,036)
Net loss per share, basic and diluted¹	$(0.75)					$(0.34)
Gross margin	51%					57%
Subscription gross margin	74%					78%
(1) Calculated based upon 117,598 and 111,122 weighted-average shares of common stock outstanding during the fiscal year ended January 31, 2021 and 2020, respectively.

Free Cash Flow
We define free cash flow as net cash provided by (used in) operating activities, less cash used for purchases of property and equipment, net of insurance recoveries. Insurance recoveries include amounts paid to us for property and equipment that were damaged in January 2020 at our corporate headquarters. We include the impact of net purchases of property and equipment in our free cash flow calculation because we consider these capital expenditures to be a necessary component of our ongoing operations. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can possibly be used for investing in our business and strengthening our balance sheet, but it is not intended to represent the residual cash flow available for discretionary expenditures.

	Fiscal Year Ended January 31,
	2021	2020

	(in thousands)
Net cash provided by (used in) operating activities	$11,286	$(3,590)
Less:
Purchases of property and equipment, net of insurance recoveries	(12,156)	(21,424)
Free cash flow	$(870)	$(25,014)
Fiscal Years Ended January 31, 2021 and 2020
Revenue

	Fiscal Year Ended January 31,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Revenue:
Subscription	$242,340	$206,555	$35,785	17%
Professional services	63,080	69,502	(6,422)	(9)%
Total revenue	$305,420	$276,057	$29,363	11%
Percentage of total revenue:
Subscription	79%	75%
Professional services	21	25
Total	100%	100%
Subscription revenue increased by $35.8 million, or 17%, for fiscal 2021 compared to fiscal 2020. The increase was driven by growth in our customer base, including both new and existing customers, and includes $2.7 million and $1.3 million of revenue recognized in fiscal 2021 and 2020, respectively, primarily related to contract resolutions with two customers and customers that elected to extend their on-premise licenses in fiscal 2021 as they transition to our Zuora Revenue cloud offering that will not be recurring in future periods. New customers contributed approximately $19.5 million of the increase in subscription revenue, excluding the one-time recognition discussed above, for fiscal 2021 compared to the prior year period, while increased transaction volume and sales of additional products to our existing customers contributed the remainder. We calculate subscription revenue from new customers for the fiscal year by adding the revenue recognized from new customers acquired in the 12 months prior to the reporting date.
Professional services revenue decreased by $6.4 million, or 9%, for fiscal 2021 compared to fiscal 2020 as a result of shifting more services work to our system integrator partners as we improve our sales mix towards recurring subscription revenue.

Cost of Revenue and Gross Margin

	Fiscal Year Ended January 31,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Cost of revenue:
Subscription	$58,808	$53,036	$5,772	11%
Professional services	71,962	81,145	(9,183)	(11)%
Total cost of revenue	$130,770	$134,181	$(3,411)	(3)%
Gross margin:
Subscription	76%	74%
Professional services	(14)%	(17)%
Total gross margin	57%	51%
Cost of subscription revenue increased by $5.8 million, or 11%, for fiscal 2021 compared to fiscal 2020. This was driven by increases of $3.5 million in data center costs, primarily related to third-party cloud hosting as we grow our customer base and transition our data center model to the cloud, $2.8 million in employee compensation costs driven by an increase in stock-based compensation expense, and $0.9 million in allocated overhead primarily due to facilities expansions, partially offset by decreases of $0.8 million in capitalized internal-use software costs and $0.4 million in travel costs.
Cost of professional services revenue decreased by $9.2 million, or 11%, for fiscal 2021 compared to fiscal 2020. This was driven by decreases of $3.8 million in third-party consulting expenses, $3.6 million in travel costs, $1.3 million in compensation costs related to a decrease in headcount, and $0.6 million in event costs. Cost of professional services decreased as a result of shifting more services work to our system integrator partners.
Our gross margin for subscription services increased to 76% in fiscal 2021 compared to 74% in fiscal 2020 as we improved our cost structure.
Our gross margin for professional services improved to (14)% for fiscal 2021 compared to (17)% for fiscal 2020, primarily due to a decrease in third-party consulting costs as we shifted more of our services work to our system integrator partners to improve our mix towards recurring subscription revenue.
Operating Expenses
Research and Development

	Fiscal Year Ended January 31,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Research and development	$76,795	$74,398	$2,397	3%
Percentage of total revenue	25%	27%
Research and development expense increased by $2.4 million, or 3%, for fiscal 2021 compared to fiscal 2020, primarily due to increases of $2.2 million in outside professional services, $2.0 million in stock-based compensation expense, $0.8 million in allocated overhead primarily due to facilities expansions, $0.5 million in data center costs, and $0.5 million in capitalized internal-use software costs, partially offset by decreases of $2.2 million in employee compensation costs, other than stock-based compensation, resulting from lower headcount and $1.6 million in travel costs. Research and development expense decreased to 25% of total revenue during fiscal 2021 from 27% during fiscal 2020.

Sales and Marketing

	Fiscal Year Ended January 31,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Sales and marketing	$116,914	$108,264	$8,650	8%
Percentage of total revenue	38%	39%
Sales and marketing expense increased by $8.7 million, or 8%, for fiscal 2021 compared to fiscal 2020, primarily due to increases of $9.8 million in employee compensation costs driven by increases in stock-based compensation expense and commissions expense, $2.1 million in allocated overhead primarily due to facilities expansions, $1.3 million in outside professional services, and $0.6 million in software license costs. These increased costs were partially offset by a decrease of $5.3 million in travel costs. The increase in sales and marketing expense was primarily driven from investments in our customer success and alliances organizations to focus on customer retention and building our alliance ecosystem. Sales and marketing expense was consistent at 38% of total revenue during fiscal 2021 compared to 39% during fiscal 2020.
General and Administrative

	Fiscal Year Ended January 31,
	2021	2020	$ Change	% Change

	(dollars in thousands)
General and administrative	$54,803	$44,879	$9,924	22%
Percentage of total revenue	18%	16%
General and administrative expense increased by $9.9 million, or 22%, for fiscal 2021 compared to fiscal 2020, primarily due to increases of $4.4 million in employee compensation costs driven by increases in stock-based compensation expense and bonus expense, $3.3 million in shareholder litigation expenses, $1.0 million in donations of our Class A common stock to a charitable donor-advised fund, $1.0 million in allocated overhead primarily due to facilities expansions, and $0.6 million in outside professional services costs, partially offset by a decrease of $0.7 million in travel costs. General and administrative expense increased to 18% of total revenue during fiscal 2021 from 16% during fiscal 2020.
Interest and Other Income, net

	Fiscal Year Ended January 31,
	2021	2020	$ Change	% Change

	(in thousands)
Interest and other income, net	$2,561	$2,712	$(151)	(6)%
Interest and other income, net decreased by $0.2 million for fiscal 2021 compared to fiscal 2020, primarily due to a decrease of $2.4 million in income from short-term investments, offset by a $2.1 million increase in revaluation gains resulting from assets and liabilities held in a foreign currency.
Income Tax Provision

	Fiscal Year Ended January 31,
	2021	2020	$ Change	% Change

	(in thousands)
Income tax provision	$1,873	$441	$1,432	325%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For fiscal 2021 and fiscal 2020 we recorded a tax provision of $1.9 million and $0.4 million on losses before income taxes of $71.3 million and $83.0 million, respectively. The effective tax rate for fiscal 2021 and fiscal 2020 was 2.6% and 0.5%, respectively. The effective tax rates differ from the statutory rate primarily as a result of providing no benefit on pretax losses incurred in the United States. For fiscal 2021 and fiscal 2020, we maintained a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized. The decrease in tax expense resulted primarily from a decline in pre-tax earnings in our foreign jurisdictions.

Quarterly Results of Operations
The following table sets forth our unaudited quarterly consolidated statement of operations data for each of the eight quarters presented. The unaudited consolidated statement of operations data set forth below has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for the fair presentation of such data. Our historical results are not necessarily indicative of the results that may be expected in the future and the results for any quarter are not necessarily indicative of results to be expected for a full year or any other period. The following quarterly financial data should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this filing:

	Three Months Ended
	Jan 31, 2021	Oct 31, 2020	Jul 31, 2020	Apr 30, 2020	Jan 31, 2020	Oct 31, 2019	Jul 31, 2019	Apr 30, 2019

	(dollars in thousands)
Revenue:
Subscription	$65,112	$62,020	$58,312	$56,896	$54,559	$54,038	$50,647	$47,311
Professional services	14,175	15,226	16,677	17,002	15,834	17,784	19,086	16,798
Total revenue	79,287	77,246	74,989	73,898	70,393	71,822	69,733	64,109
Cost of revenue:
Subscription¹	15,181	15,611	14,401	13,615	14,447	13,858	12,798	11,933
Professional services¹	16,951	17,655	18,674	18,682	19,700	20,443	20,904	20,098
Total cost of revenue	32,132	33,266	33,075	32,297	34,147	34,301	33,702	32,031
Gross profit	47,155	43,980	41,914	41,601	36,246	37,521	36,031	32,078
Operating expenses:
Research and development¹	20,918	18,907	19,427	17,543	20,736	17,903	18,744	17,015
Sales and marketing¹	31,752	28,058	28,608	28,496	27,446	28,027	27,290	25,501
General and administrative¹	13,131	13,024	15,383	13,265	12,513	10,597	11,324	10,445
Total operating expenses	65,801	59,989	63,418	59,304	60,695	56,527	57,358	52,961
Loss from operations	(18,646)	(16,009)	(21,504)	(17,703)	(24,449)	(19,006)	(21,327)	(20,883)
Interest and other income (expense), net	599	(352)	1,936	378	418	1,190	569	535
Loss before income taxes	(18,047)	(16,361)	(19,568)	(17,325)	(24,031)	(17,816)	(20,758)	(20,348)
Income tax provision (benefit)	744	412	554	163	(279)	421	55	244
Net loss	$(18,791)	$(16,773)	$(20,122)	$(17,488)	$(23,752)	$(18,237)	$(20,813)	$(20,592)

(1)Includes stock-based compensation expense as follows:

	Three Months Ended
	Jan 31, 2021	Oct 31, 2020	Jul 31, 2020	Apr 30, 2020	Jan 31, 2020	Oct 31, 2019	Jul 31, 2019	Apr 30, 2019

	(in thousands)
Cost of subscription revenue	$1,308	$1,224	$1,465	$852	$785	$683	$811	$493
Cost of professional services revenue	2,662	2,508	3,132	1,650	2,108	1,814	1,984	1,359
Research and development	5,161	4,914	5,945	3,542	5,878	4,015	4,484	3,191
Sales and marketing	4,118	3,868	4,848	3,005	3,058	3,728	2,491	1,852
General and administrative	2,101	2,259	2,886	1,835	1,804	1,598	1,846	1,064
Total stock-based compensation expense	$15,350	$14,773	$18,276	$10,884	$13,633	$11,838	$11,616	$7,959

The following table sets forth our unaudited quarterly consolidated results of operations data for each of the periods indicated as a percentage of total revenue.

	Three Months Ended
	Jan 31, 2021	Oct 31, 2020	Jul 31, 2020	Apr 30, 2020	Jan 31, 2020	Oct 31, 2019	Jul 31, 2019	Apr 30, 2019
Revenue:
Subscription	82%	80%	78%	77%	78%	75%	73%	74%
Professional services	18	20	22	23	22	25	27	26
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue:
Subscription	19	20	19	18	21	19	18	19
Professional services	21	23	25	25	28	28	30	31
Total cost of revenue	41	43	44	44	49	48	48	50
Gross profit	59	57	56	56	51	52	52	50
Operating expenses:
Research and development	26	24	26	24	29	25	27	27
Sales and marketing	40	36	38	39	39	39	39	40
General and administrative	17	17	21	18	18	15	16	16
Total operating expenses	83	78	85	80	86	79	82	83
Loss from operations	(24)	(21)	(29)	(24)	(35)	(26)	(31)	(33)
Interest and other income (expense), net	1	—	3	1	1	2	1	1
Loss before income taxes	(23)	(21)	(26)	(23)	(34)	(25)	(30)	(32)
Income tax provision (benefit)	1	1	1	—	—	1	—	—
Net loss	(24)%	(22)%	(27)%	(24)%	(34)%	(25)%	(30)%	(32)%
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
Quarterly professional services revenue has decreased as a result of shifting more services work to our system integrator partners. With this shift, we expect our professional services revenue to decrease over time as a percentage of total revenue.

Quarterly Cost of Revenue and Gross Margin Trends
Our quarterly gross margin from subscription revenue has generally been consistent over the fiscal quarters presented. This reflects the growth in the number of customers and the cost of building out the infrastructure for migrating our data center to a fully serviced provider.
Our quarterly gross margin from professional services has generally increased sequentially, as we shifted more of our services work to our system integrator partners to improve our mix towards recurring subscription revenue. We intend to increase our utilization of external partners in the future to augment our implementation services, which may cause further fluctuation in our professional services revenue and related margins.
Quarterly Operating Expenses Trends
Total operating expenses have generally increased sequentially for the fiscal quarters presented, primarily due to higher employee compensation costs driven by stock-based compensation expense, which were partially offset by lower travel costs in fiscal 2021. Additionally, the second, third and fourth quarters of fiscal 2021 reflect higher legal costs as a result of shareholder litigation.
Stock-based compensation expense in the quarters ended July 31, 2020, October 31, 2020 and January 31, 2021 increased due to one-time RSU grants made in light of the COVID-19 pandemic and for retention purposes to eligible non-executive employees, that fully vested during fiscal 2021. These grants contributed a total of $7.6 million of expense in fiscal 2021. We do not expect any additional expense from these grants as they fully vested in fiscal 2021.
Facilities costs increased toward the latter half of fiscal 2020 as we moved to a larger headquarters facility in Redwood City, California.
Our sales and marketing expense increased primarily due to continued investment in expanding our customer acquisition and retention efforts. In addition, we invested in our customer success and alliances organizations in fiscal 2021. Our sales and marketing expense can also fluctuate between quarters due to the timing of our annual sales kick-off and our annual user conferences, which are typically held in the first and second quarter of the fiscal year, respectively.
Our research and development expense increased primarily due to our continued investment in technology, innovation, and new products.
Our general and administrative expense increased in certain periods primarily due to higher headcount to support our growth and the additional costs related to shareholder litigation expenses. In addition, we donated $1.0 million of of our Class A common stock to a charitable donor-advised fund in the second quarter of fiscal 2021, which increased our general and administrative expense.

Liquidity and Capital Resources
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations.
As of January 31, 2021 and 2020, we had cash and cash equivalents and short-term investments of $186.6 million and $171.9 million, respectively, that were primarily invested in deposit accounts, money market funds, corporate debt securities, commercial paper, and U.S. government securities. We don't enter into investments for trading or speculative purposes.
We finance our operations primarily through sales to our customers, which are generally billed in advance on an annual or quarterly basis. Customers with annual or multi-year contracts are generally only billed one annual period in advance. We also finance our operations through proceeds from issuances of stock under our employee stock plans and borrowings under our Debt Agreement. In fiscal 2021, we repaid $4.4 million of principal on our term loans and have the ability borrow up to an additional $30.0 million in revolving loans under our Debt Agreement until October 2022. In April 2018, we received $159.7 million in aggregate net proceeds from our IPO, for use in operating our business.
We believe our existing cash and cash equivalents, short-term investments, cash provided by operating activities and funds available under our Debt Agreement will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings, and the continuing market adoption of our products.
We continually evaluate our capital needs and may decide to raise additional capital to fund the growth of our business for general corporate purposes through public or private equity offerings or through additional debt financing. We also may in the future make investments in or acquire businesses or technologies that could require us to seek additional equity or debt financing. To facilitate acquisitions or investments, we may seek additional equity or debt financing, which may not be available on terms favorable to us or at all. Sales of additional equity could result in dilution to our stockholders. We expect proceeds from the exercise of stock options in future years to be impacted by the increased mix of restricted stock units versus stock options granted to employees and to vary based on our share price. The uncertainty created by the changing markets and economic conditions related to the COVID-19 pandemic may also impact our customers' ability to pay us on a timely basis, which could negatively impact our cash flows.
Debt Agreement
See Note 9. Debt of the notes to our consolidated financial statements included in this Form 10-K for more information about our Debt Agreement.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Fiscal Year Ended January 31,
	2021	2020

	(in thousands)
Net cash provided by (used in) operating activities	$11,286	$(3,590)
Net cash provided by (used in) investing activities	12,872	(29,760)
Net cash provided by financing activities	14,981	17,980
Effect of exchange rates on cash and cash equivalents	696	(379)
Net increase (decrease) in cash and cash equivalents	$39,835	$(15,749)
Operating Activities
Net cash provided by operating activities of $11.3 million in fiscal 2021 was comprised primarily of customer collections for our subscription and professional services, cash payments for our personnel, sales and marketing efforts and infrastructure related costs, and payments to vendors for products and services related to ongoing business operations.

Net cash provided by operations in fiscal 2021 increased $14.9 million compared to last year as a result of an increase in our gross profit margin resulting from improvements to our cost structure and shifting more services work to our system integrator partners, as well as a decrease in cash operating costs as a result of the COVID-19 pandemic.
Investing Activities
Net cash provided by investing activities for fiscal 2021 was $12.9 million. We received $25.0 million in net proceeds from short-term investments as some of our investments were converted to cash equivalents. We used $12.2 million, net of insurance recoveries, to purchase property and equipment and to develop internal-use software as we continue to invest in and grow our business.
Net cash provided by investing activities for fiscal 2021 increased $42.6 million compared to last year primarily due to $25.0 million in net proceeds from short-term investments, compared to $8.3 million of net purchases of short-term investments last year. Payments for property and equipment, net of insurance recoveries, were $9.3 million higher last year primarily due to leasehold improvements on our new corporate headquarters.
Financing Activities
Net cash provided by financing activities for fiscal 2021 was $15.0 million, resulting from $11.8 million in stock option exercise proceeds and $7.6 million in proceeds from issuance of common stock under the ESPP, offset by $4.4 million in debt payments.
Net cash provided by financing activities for fiscal 2021 decreased $3.0 million compared to last year primarily due to increased principal payments on long-term debt and less proceeds from common stock issuances under the ESPP and stock option exercises in the current fiscal year.
Off-Balance Sheet Arrangements
As of January 31, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Obligations and Other Commitments
Our principal commitments consist of obligations under our operating leases for office space and our Debt Agreement. The following table summarizes our contractual obligations as of January 31, 2021 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations[1]	$80,733	$14,129	$24,080	$12,627	$29,897
Debt principal and interest[2]	6,245	4,532	1,713	—	—
Other contractual obligations[3]	13,327	13,327	—	—	—
	$100,305	$31,988	$25,793	$12,627	$29,897
_________________________________
(1)Consists of future non-cancelable minimum rental payments under operating leases for our offices including operating leases that have not yet commenced.
(2)Debt principal and interest includes amounts owed under our Debt Agreement with Silicon Valley Bank including principal, interest and a $0.2 million facility fee on the term loan. Interest payments were calculated using the applicable rate as of January 31, 2021. See Note 9. Debt of the notes to our consolidated financial statements included in this Form 10-K for more information about our Debt Agreement.
(3)Represents contractual obligations to make purchases, primarily related to cloud computing services, from one of our vendors by September 30, 2021.
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
As of January 31, 2021, we had accrued liabilities related to uncertain tax positions, which are reflected in our consolidated balance sheets. These accrued liabilities are not reflected in the table above since it is unclear when they will be repaid.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the applicable periods. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
We believe that of our significant accounting policies, which are described in Note 2. Summary of Significant Accounting Policies in of our consolidated financial statements contained herein, the following accounting policy includes estimates and assumptions with a greater degree of judgment and complexity.
Revenue Recognition Policy
Our revenue recognition policy follows guidance from Topic 606, Revenue from Contracts with Customers, and is described in Note 2. Summary of Significant Accounting Policies to the consolidated financial statements contained herein. We derive our revenue primarily from subscription fees and professional services fees. Determining whether products and services are distinct performance obligations that should be accounted for separately or combined as one unit of accounting may require significant judgment.
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
The determination of standalone selling price (“SSP”) for each distinct performance obligation requires judgment. We establish SSP for both our subscription services and professional services elements primarily by considering the actual sales prices of the element when sold on a stand-alone basis or when sold together with other elements. Our actual sales prices for subscription services and professional services for stand-alone sales do not typically vary from our prices for each element when sold together with other elements. When we are unable to rely on actual observable SSPs, we determine SSP based on inputs such as actual sales prices when sold together with other promised subscriptions or services and our overarching pricing objectives and strategies.
Recent Accounting Pronouncements—Adopted in Fiscal 2021
See “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements of our accompanying consolidated financial statements for more information.

Recent Accounting Pronouncements—Not Yet Adopted
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in the existing guidance for income taxes and making other minor improvements. The amendments in the ASU are effective for us on February 1, 2021. We are currently evaluating the impact of adopting this standard and do not expect the adoption to have a material impact on our consolidated financial statements.
Recent SEC Rule Changes
In August 2020, the SEC issued final rules 33-10825 and 34-89670 Modernization of Regulation S-K Items 101, 103, and 105, which amend the disclosure requirements in Item 101, Description of Business; Item 103, Legal Proceedings; and Item 105, Risk Factors of Regulation S-K. Consistent with the SEC’s ongoing efforts to modernize Regulation S-K disclosure requirements, the amendments aim to improve the readability of disclosures, reduce repetition, and eliminate immaterial information. Amendments to disclosure requirements include changes to the description of business and risk factors to a principles-based approach, providing more flexibility to tailor disclosures, while disclosure amendments to legal proceedings continue to reflect the current, more prescriptive approach. The final rules are effective for all annual reports filed on or after November 9, 2020. We have reflected the changes throughout this Annual Report on Form 10-K.
In November 2020, the SEC issued final rules 33-10890 and 34-90459 Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information, which modernizes and simplifies certain disclosure requirements of Regulation S-K. Certain key rule amendments eliminate the requirement to disclose Selected Financial Data; Selected Quarterly Financial Data, with certain exceptions; the impact of inflation and changing prices, provided the impact is not material; off-balance sheet arrangements in tabular form; and the aggregate amount of contractual obligations in tabular form. The final rules also amended various aspects of Item 303, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among others. The final rules are effective for all registration statements, annual reports and quarterly reports filed on or after August 9, 2021, with early adoption permitted. We are currently evaluating the impact of the disclosure changes on our Annual Report.

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
Foreign Currency Exchange Risk
Our sales contracts are denominated predominantly in U.S. Dollars, Euros (EUR), and British Pounds (GBP). A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the EUR and GBP. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statement of comprehensive loss. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements for the years ended January 31, 2021 and 2020. Given the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Interest Rate Risk
We had cash and cash equivalents and short-term investments of $186.6 million as of January 31, 2021. Our cash and cash equivalents and short-term investments are held for working capital purposes. We do not make investments for trading or speculative purposes. Additionally, under our Debt Agreement, we pay interest on any outstanding balances based on a variable market rate. A significant change in these market rates may adversely affect our operating results.
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
As of January 31, 2021, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents and short-term investments or interest owed on our outstanding debt. Fluctuations in the value of our cash equivalents and short-term investments caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities prior to maturity. In addition, a hypothetical 10% relative change in interest rates would not have had a material impact on our operating results for fiscal 2021.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Zuora, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Zuora, Inc. and subsidiaries (the Company) as of January 31, 2021 and 2020, the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of February 1, 2019 due to the adoption of Topic 842, Leases.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of standalone-selling prices (SSPs) for subscription services and professional services performance obligations
As discussed in Note 2 to the consolidated financial statements, the Company recognized subscription revenue and professional services revenue of $242 million and $63 million, respectively, for the fiscal year ended January 31, 2021. The Company allocates the transaction price to each performance obligation on a relative SSP basis. The SSP is the estimated price at which the Company would sell a promised product or service separately to a customer. The Company establishes SSPs for its subscription services and professional services performance obligations primarily by considering the actual sales prices of the promised product or service when sold on a stand-alone basis. When the Company is unable to rely on actual observable SSPs, it estimates the SSP utilizing inputs such as actual sales prices when sold together with other promised goods or services and other factors such as its overarching pricing objectives and strategies.
We identified the evaluation of SSPs for subscription services and professional services performance obligations as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the Company’s inputs and factors used to estimate the SSPs, including sales prices for bundled arrangements, overarching pricing objectives and strategies, list prices, and historical sales pricing of the deliverables.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s revenue process, including controls over the development of SSPs and the relevance and reliability of the underlying data. For a selection of revenue transactions, we compared the historical sales information, including price and product category attributes, used by the Company to determine SSPs to underlying customer contracts. We compared the range of prices used to establish the SSPs to historical sales prices for bundled arrangements. We assessed the Company’s determination that bundled prices were indicative of SSP taking into consideration list prices, historical sales of the deliverables, and pricing objectives and strategies. We interviewed the Company’s internal pricing team to obtain an understanding of the Company’s pricing objectives and strategies.

/s/ KPMG LLP

We have served as the Company’s auditor since 2011.

Santa Clara, CA
March 31, 2021

ZUORA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	January 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$94,110	$54,275
Short-term investments	92,484	117,662
Accounts receivable, net of allowance for credit losses of $4,522 and $2,943 as of January 31, 2021 and January 31, 2020, respectively	78,860	68,875
Deferred commissions, current portion	12,712	9,585
Prepaid expenses and other current assets	15,574	16,387
Total current assets	293,740	266,784
Property and equipment, net	33,369	33,489
Operating lease right-of-use assets	47,085	54,286
Purchased intangibles, net	3,928	5,620
Deferred commissions, net of current portion	21,905	19,591
Goodwill	17,632	17,632
Other assets	3,848	4,825
Total assets	$421,507	$402,227
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,249	$2,098
Accrued expenses and other current liabilities	14,550	17,731
Accrued employee liabilities	29,470	24,193
Debt, current portion	4,397	4,432
Deferred revenue, current portion	127,701	111,411
Operating lease liabilities, current portion	9,630	5,755
Total current liabilities	187,997	165,620
Debt, net of current portion	1,666	6,094
Deferred revenue, net of current portion	1,529	1,007
Operating lease liabilities, net of current portion	53,590	62,307
Deferred tax liabilities	1,929	1,569
Other long-term liabilities	2,883	971
Total liabilities	249,594	237,568
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A common stock - $0.0001 par value; 500,000 shares authorized, 109,900 and 97,134 shares issued and outstanding as of January 31, 2021 and 2020, respectively.	11	10
Class B common stock - $0.0001 par value; 500,000 shares authorized, 11,004 and 17,348 shares issued and outstanding as of January 31, 2021 and 2020, respectively.	1	2
Additional paid-in capital	635,127	555,307
Accumulated other comprehensive income	796	188
Accumulated deficit	(464,022)	(390,848)
Total stockholders’ equity	171,913	164,659
Total liabilities and stockholders’ equity	$421,507	$402,227
See notes to consolidated financial statements.

ZUORA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share data)

	Fiscal Year Ended January 31,
	2021	2020	2019
Revenue:
Subscription	$242,340	$206,555	$164,805
Professional services	63,080	69,502	70,184
Total revenue	305,420	276,057	234,989
Cost of revenue:
Subscription	58,808	53,036	42,993
Professional services	71,962	81,145	73,597
Total cost of revenue	130,770	134,181	116,590
Gross profit	174,650	141,876	118,399
Operating expenses:
Research and development	76,795	74,398	54,417
Sales and marketing	116,914	108,264	95,169
General and administrative	54,803	44,879	39,230
Total operating expenses	248,512	227,541	188,816
Loss from operations	(73,862)	(85,665)	(70,417)
Interest and other income (expense), net	2,561	2,712	(417)
Loss before income taxes	(71,301)	(82,953)	(70,834)
Income tax provision	1,873	441	1,907
Net loss	(73,174)	(83,394)	(72,741)
Comprehensive loss:
Foreign currency translation adjustment	696	(379)	3
Unrealized (loss) gain on available-for-sale securities, net of tax	(88)	86	7
Comprehensive loss	$(72,566)	$(83,687)	$(72,731)
Net loss per share, basic and diluted	$(0.62)	$(0.75)	$(0.80)
Weighted-average shares outstanding used in calculating net loss per share, basic and diluted	117,598	111,122	91,267
See notes to consolidated financial statements.

ZUORA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

									Accumulated
	Convertible		Class A		Class B		Additional	Related	Other		Total
	Preferred Stock		Common Stock		Common Stock		Paid-in	Party	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Income	Deficit	Equity
Balance, January 31, 2018	61,984	$6	—	$—	30,524	$3	$286,152	$(1,281)	$471	$(234,713)	$50,638
Conversion of convertible preferred stock to common stock in connection with initial public offering	(61,984)	(6)	—	—	61,984	6	—	—	—	—	—
Conversion of Class B common stock to Class A common stock	—	—	63,469	7	(63,469)	(7)	—	—	—	—	—
Issuance of common stock in connection with initial public offering, net of underwriting discounts and issuance costs	—	—	12,650	1	—	—	159,456	—	—	—	159,457
Issuance of common stock upon exercise of stock options	—	—	369	—	3,271	1	9,394	—	—	—	9,395
Lapse of restrictions on common stock related to early exercise of stock options	—	—	—	—	—	—	2,088	—	—	—	2,088
Related party notes receivable	—	—	—	—	—	—	—	1,281	—	—	1,281
RSU releases	—	—	138	—	265	—	—	—	—	—	—
Purchases of common stock under the ESPP	—	—	446	—	—	—	5,329	—	—	—	5,329
Charitable donation of stock	—	—	47	—	—	—	1,000	—	—	—	1,000
Stock-based compensation	—	—	—	—	—	—	25,357	—	—	—	25,357
Other comprehensive income	—	—	—	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	—	—	—	(72,741)	(72,741)
Balance, January 31, 2019	—	$—	77,119	$8	32,575	$3	$488,776	$—	$481	$(307,454)	$181,814
Conversion of Class B common stock to Class A common stock	—	—	18,398	1	(18,398)	(1)	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	(25)	—	2,980	—	12,055	—	—	—	12,055
Lapse of restrictions on common stock related to early exercise of stock options	—	—	—	—	—	—	412	—	—	—	412
RSU releases	—	—	893	—	191	—	—	—	—	—	—
Purchases of common stock under the ESPP	—	—	749	1	—	—	8,980	—	—	—	8,981
Stock-based compensation	—	—	—	—	—	—	45,046	—	—	—	45,046
Deferred offering costs	—	—	—	—	—	—	38	—	—	—	38
Other comprehensive loss	—	—	—	—	—	—	—	—	(293)	—	(293)
Net loss	—	—	—	—	—	—	—	—	—	(83,394)	(83,394)
Balance, January 31, 2020	—	$—	97,134	$10	17,348	$2	$555,307	$—	$188	$(390,848)	$164,659

Conversion of Class B common stock to Class A common stock	—	—	9,176	1	(9,176)	(1)	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	8	—	2,714	—	11,784	—	—	—	11,784
Lapse of restrictions on common stock related to early exercise of stock options	—	—	—	—	—	—	116	—	—	—	116
RSU releases	—	—	2,778	—	118	—	—	—	—	—	—
Purchases of common stock under the ESPP	—	—	730	—	—	—	7,637	—	—	—	7,637
Charitable donation of stock	—	—	74	—	—	—	1,000	—	—	—	1,000
Stock-based compensation	—	—	—	—	—	—	59,283	—	—	—	59,283
Other comprehensive income	—	—	—	—	—	—	—	—	608	—	608
Net loss	—	—	—	—	—	—	—	—	—	(73,174)	(73,174)
Balance, January 31, 2021	—	$—	109,900	$11	11,004	$1	$635,127	$—	$796	$(464,022)	$171,913
See notes to consolidated financial statements.

ZUORA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended January 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(73,174)	$(83,394)	$(72,741)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	15,308	11,866	8,228
Stock-based compensation	59,283	45,046	25,357
Provision for credit losses	3,686	3,887	3,949
Donation of common stock to charitable foundation	1,000	—	1,000
Amortization of deferred commissions	12,401	9,515	7,959
Reduction in carrying amount of right-of-use assets	8,265	8,584	—
Other	73	1,643	147
Changes in operating assets and liabilities:
Accounts receivable	(13,671)	(14,504)	(12,443)
Prepaid expenses and other assets	895	(4,180)	(5,825)
Deferred commissions	(17,842)	(11,411)	(13,556)
Accounts payable	106	417	(1,103)
Accrued expenses and other liabilities	53	627	5,856
Accrued employee liabilities	7,065	1,590	4,902
Deferred revenue	16,812	25,522	24,689
Operating lease liabilities	(8,974)	1,202	—
Net cash provided by (used in) operating activities	11,286	(3,590)	(23,581)
Cash flows from investing activities:
Purchases of property and equipment	(13,144)	(21,424)	(13,412)
Insurance proceeds for damaged property and equipment	988	—	—
Purchases of short-term investments	(97,363)	(184,633)	(107,464)
Sales of short-term investments	2,511	3,497	—
Maturities of short-term investments	119,880	172,800	—
Business combination, net of cash acquired	—	—	(247)
Net cash provided by (used in) investing activities	12,872	(29,760)	(121,123)
Cash flows from financing activities:
Payments under capital leases	—	—	(3,623)
Proceeds from issuance of common stock upon exercise of stock options, net of repurchases of unvested common stock	11,784	11,960	11,463
Payments of offering costs	—	—	(4,399)
Proceeds of issuance of common stock under employee stock purchase plan	7,637	8,980	5,329
Proceeds from initial public offering, net of underwriters’ discounts and commissions	—	—	164,703
Payments under related party notes receivable	—	—	(4,344)
Repayments of related party notes receivable	—	—	5,625
Principal payments on long-term debt	(4,440)	(2,960)	(834)
Payments related to business combination	—	—	(12,558)
Net cash provided by financing activities	14,981	17,980	161,362
Effect of exchange rates on cash and cash equivalents and restricted cash	696	(379)	3
Net increase (decrease) in cash and cash equivalents and restricted cash	39,835	(15,749)	16,661
Cash and cash equivalents and restricted cash, beginning of year	54,275	70,024	53,363
Cash and cash equivalents and restricted cash, end of year	$94,110	$54,275	$70,024
Supplemental disclosure of cash flow information:
Cash paid for interest	$262	$595	$963

Cash paid for tax	$1,159	$836	$755
Supplemental disclosure of non-cash investing and financing activities:
Lapse in restrictions on early exercised common stock options	$116	$412	$2,088
Property and equipment purchases accrued or in accounts payable	$70	$3,611	$307
Deferred offering costs payable or accrued but not paid	$—	$—	$210
See notes to consolidated financial statements.

ZUORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Overview and Basis of Presentation
Description of Business
Zuora, Inc. was incorporated in the state of Delaware in 2006 and began operations in 2007. Zuora's fiscal year ends on January 31. Zuora is headquartered in Redwood City, California.
Zuora provides a cloud-based subscription management platform, architected specifically for dynamic, recurring business models. Our solution enables companies across multiple industries and geographies to launch, manage and scale a subscription business, automating the entire subscription order-to-revenue process, including billing, collections and revenue recognition. With Zuora’s solution, businesses can change pricing and packaging for products and services to grow and scale, efficiently comply with revenue recognition standards, analyze customer data to optimize their subscription offerings, and build meaningful relationships with their subscribers.
References to "Zuora", "us", “our”, or “we” in these notes refer to Zuora, Inc. and its subsidiaries on a consolidated basis.
Initial Public Offering
In April 2018, we completed an IPO, in which we issued and sold an aggregate of 12.7 million shares of our newly authorized Class A common stock at a price to the public of $14.00 per share. The shares sold included 1.7 million shares pursuant to the exercise by the underwriters of an option to purchase additional shares at a price of $14.00 per share. We received aggregate net proceeds of $159.7 million from the IPO after deducting underwriting discounts and commissions and payments of offering costs.
Prior to the completion of the IPO, 30.5 million shares of common stock then outstanding were reclassified as Class B common stock, and all shares of convertible preferred stock outstanding immediately prior to the IPO were converted into 62.0 million shares of Class B common stock on a one-to-one basis.
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements, which include the accounts of Zuora and its wholly owned subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP principles requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, as well as reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates. Our most significant estimates and assumptions are related to revenue recognition with respect to the determination of the relative standalone selling prices for our services; the expected period of benefit over which deferred commissions are amortized; determination of the fair value of our common stock for valuation of stock-based awards issued prior to the completion of the IPO; valuation of stock-based awards; estimates of allowance for credit losses; estimates of the fair value of goodwill; useful lives of intangibles and other long-lived assets; and the valuation of deferred income tax assets and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ materially from these estimates under different assumptions or conditions.
Foreign Currency
The functional currencies of our foreign subsidiaries are the respective local currencies. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income within our consolidated balance sheets. Foreign currency transaction gains and losses are included in interest and other income (expense), net in the consolidated statements of comprehensive loss and were not material for fiscal 2021, 2020 and 2019. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average exchange rate during the period, and equity balances are translated using historical exchange rates.

Segment Information
We operate as one operating segment. Our chief operating decision maker is our Chief Executive Officer, who primarily reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources.
Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Revenue Recognition Policy
We generate revenue primarily from two sources: (1) subscription services, which is comprised of revenue from subscription fees from customers accessing our cloud-based software; and (2) professional services and other revenue. For the year ended January 31, 2021, subscription revenue was $242.3 million and professional services and other revenue was $63.1 million.
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
Subscription Services
Subscription services revenue is primarily comprised of fees that provide customers with access to our cloud-based software during the term of the arrangement. Cloud-based services typically allow our customers to use our multi-tenant software without taking possession of the software. Revenue is generally recognized ratably over the contract term beginning on the commencement date of each contract, which is the date our cloud-based software is made available to customers. We generally invoice for subscription services annually or quarterly in advance of services being performed.
On-Premise Arrangements
We inherited some legacy on-premise license arrangements when we acquired a business in fiscal 2018. These licenses are primarily term based and bundled with related maintenance (PCS). Revenue for the software license is generally recognized at the beginning of the contract term and the PCS is recognized ratably over the contract term.
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
Professional Services and Other Revenue
Professional services revenue consists of fees for services related to helping our customers deploy, configure, and optimize the use of our solutions. These services include system integration, data migration, process enhancement, and training. Professional services projects generally take three to twelve months to complete. Once the contract is signed, we generally invoice for professional services on a time and materials basis, although we occasionally engage in fixed-price service engagements and invoice for those based upon agreed milestone payments. We recognize revenue as services are performed for time and materials engagements and on a proportional performance method as the services are performed for fixed fee engagements. Training revenue is recognized as the services are performed.

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
Our cloud-based software subscriptions are distinct as such services are often sold separately. In addition, our subscription services contracts can include multi-year agreements that include a fixed annual platform fee and a volume block usage fee that may vary based on permitted volume usage each year. To the extent that permitted volume usage each year is the same, we have concluded that there is one multi-year stand-ready performance obligation. To the extent that permitted volume usage each year varies, we have concluded that each year represents a distinct stand-ready performance obligations and we allocate the transaction price to the performance obligations on a relative standalone-selling price basis and revenue is recognized ratably over each year.
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
We establish SSP for both our subscription services and professional services elements primarily by considering the actual sales prices of the element when sold on a stand-alone basis or when sold together with other elements. If we are unable to rely on actual observable sales inputs, we determine SSP based on inputs such as actual sales prices when sold together with other promised subscriptions or services and other factors such as our overarching pricing objectives and strategies.
Deferred Commissions
We capitalize sales commission expenses and associated payroll taxes paid to internal sales personnel that are incremental to obtaining customer contracts. These costs are deferred and then amortized over the expected period of benefit, which is estimated to be five years for new customers. Commissions for existing customer renewals are deferred and amortized over twelve months. We have determined the period of benefit taking into consideration several factors including the expected subscription term and expected renewals of our customer contracts, the duration of our relationships with our customers, and the life of our technology. Amortization expense is included in Sales and marketing in the accompanying consolidated statements of comprehensive loss.
Contract Assets
Subscription services revenue is generally recognized ratably over the contract term beginning on the commencement date of each contract. Contract assets are included in Prepaid expenses and other current assets and Other assets in our consolidated balance sheets. The total value of our contract assets was $1.4 million and $2.8 million as of January 31, 2021 and 2020, respectively.
For further detail regarding our remaining performance obligations please refer to Note 10. Deferred Revenue and Performance Obligations.
Cost of Revenue
Cost of subscription revenue primarily consists of costs relating to the hosting of our cloud-based software platform, including salaries and benefits of technical operations and support personnel, data communications costs, allocated overhead and property and equipment depreciation, amortization of internal-use software and purchased intangibles and the reduction in the carrying amount of ROU assets.
Cost of professional services revenue primarily consists of the costs of delivering implementation services to customers of our cloud-based software platform, including salaries and benefits of professional services personnel and fees for third-party resources used in the delivery of implementation services.

Advertising Expense
Advertising costs are expensed as incurred. For the periods presented, advertising expense was not material.
Concentrations of Credit Risk and Significant Clients and Suppliers
Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. We deposit our cash and short-term investments primarily with one financial institution and, accordingly, such deposits regularly exceed federally insured limits.
No single customer accounted for more than 10% of Zuora’s revenue or accounts receivable balance in any of the periods presented.
Cash and Cash Equivalents
We consider all highly liquid investments with original or remaining maturities of three months or less on the purchase date to be cash equivalents. Cash and cash equivalents carrying value approximate fair value and consist primarily of bank deposits and money market funds.
Restricted cash consists of letters of credit held with a financial institution related to our facility and equipment leases, and are classified as current or long-term in our consolidated balance sheets based on the maturities of the underlying letters of credit. We had no restricted cash as of January 31, 2021 and 2020.
Short-term Investments
We typically invest in high quality, investment grade securities from diverse issuers. We classify our short-term investments as available-for-sale. In general, these investments are free of trading restrictions. We carry these investments at fair value, based on quoted market prices or other readily available market information. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity in our consolidated balance sheets. Gains and losses are recognized when realized in our consolidated statements of comprehensive loss. When we have determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in income. Gains and losses are determined using the specific identification method.
We review our debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s amortized cost basis. If we believe that an other-than-temporary decline exists in one of these securities, we will write down these investments to fair value. The portion of the write-down related to credit loss would be recorded to interest and other income (expense), net in our consolidated statements of comprehensive loss. Any portion not related to credit loss would be recorded to accumulated other comprehensive income, which is reflected as a separate component of stockholders' equity in our consolidated balance sheets.
We may sell our short-term investments at any time, without significant penalty, for use in current operations or for other purposes, even if they have not yet reached maturity. As a result, we have classified our investments, including any securities with maturities beyond 12 months, as current assets in the accompanying consolidated balance sheets.
Accounts Receivable
Our accounts receivable consists of client obligations due under normal trade terms, and are reported at the principal amount outstanding, net of the allowance for credit losses. We maintain an allowance for credit losses that is based upon historical loss patterns, the number of days that billings are past due, and an evaluation of the potential risk of loss related to problem accounts.

The allowance for credit losses consists of the following activity (in thousands):

	Fiscal Year Ended January 31,
	2021	2020
Allowance for credit losses, beginning balance	$2,943	$2,522
Additions:
Charged to revenue	3,686	3,887
Charged to deferred revenue	2,666	2,092
Deductions:
Write-offs to revenue	(2,865)	(4,634)
Write-offs to deferred revenue	(1,908)	(924)
Allowance for credit losses, ending balance	$4,522	$2,943
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
Business Combinations
When we acquire a business, management allocates the purchase price to the net tangible and identifiable intangible assets acquired. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable.
Goodwill, Acquired Intangible Assets, Internal-Use Software and Web Site Development Costs, and Impairment of Long-Lived Assets
Goodwill. Goodwill represents the excess purchase consideration of an acquired business over the fair value of the net tangible and identifiable intangible assets. Goodwill is evaluated for impairment annually on December 1, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate or a significant decrease in expected cash flows. An impairment loss is recognized to the extent that the carrying amount exceeds the reporting unit’s fair value, not to exceed the carrying amount of goodwill. We have the option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount and determine whether further action is needed. If, after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative impairment test is unnecessary. No impairment charges were recorded during fiscal 2021, 2020 or 2019.
Acquired Intangible Assets. Acquired intangible assets consist of developed technology, customer relationships, and a trade name, resulting from Zuora’s acquisitions. Acquired intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated useful lives on a straight-line basis.
Internal-Use Software and Web Site Development Costs. We capitalize costs related to developing our suite of software solutions and our website when it is probable the expenditures will result in significant new functionality. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalized costs are recorded as part of property and equipment, net in our consolidated balance sheets. Maintenance and training costs are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, which is generally three years.

Impairment of Long-Lived Assets. The carrying amounts of long-lived assets, including property and equipment, capitalized internal-use software, acquired intangible assets, deferred commissions, and ROU assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future undiscounted net cash flows the asset is expected to generate over its remaining life. If the asset is determined to be impaired, the amount of any impairment recognized is measured as the difference between the carrying value and the fair value of the impaired asset. If the useful life is shorter than originally estimated, we amortize the remaining carrying value over the new shorter useful life. There were no material impairments recognized for fiscal 2021, 2020 or 2019.
Income Taxes
We use the asset-and-liability method of accounting for income taxes. Under this method, we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled.
We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we have considered our historical levels of income, expectations of future taxable income and ongoing tax planning strategies. Because of the uncertainty of the realization of the deferred tax assets in the U.S., we have recorded a full valuation allowance against our deferred tax assets. Realization of our deferred tax assets is dependent primarily upon future U.S. taxable income.
We recognize and measure tax benefits from uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Significant judgment is required to evaluate uncertain tax positions.
Although we believe that we have adequately reserved for our uncertain tax positions, it can provide no assurance that the final tax outcome of these matters will not be materially different. We evaluate our uncertain tax position on a regular basis and evaluations are based on a number of factors, including changes in facts and circumstances, changes in tax law, correspondence with tax authorities during the course of an audit and effective settlement of audit issues.
To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and results of operations. The provision for income taxes includes the effects of any accruals that we believe are appropriate, as well as the related net interest and penalties.
Stock-Based Compensation
We measure our employee and director stock-based compensation awards, including purchase rights issued under the ESPP, based on the award's estimated fair value on the date of grant. Expense associated with these awards is recognized using the straight-line attribution method over the requisite service period for stock options, RSUs and restricted stock; and over the offering period for the purchase rights issued under the ESPP, and is reported in our consolidated statements of comprehensive loss.
We estimate the fair value of our stock options, and purchase rights under the ESPP, using the Black-Scholes option-pricing model. The resulting fair value, net of estimated forfeitures, is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award. Stock options generally vest over four years and have a contractual term of ten years. ESPP purchase rights vest over the two year offering period.
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
The assumptions and estimates for valuing stock options are as follows:
•Fair value per share of Company’s common stock. Prior to the IPO, because there was no public market for Zuora’s common stock, our Board of Directors, with the assistance of a third-party valuation specialist, determined the common stock fair value at the time of the grant of stock options by considering a number of objective and subjective factors, including our actual operating and financial performance, market conditions and performance of comparable publicly traded companies, developments and milestones in the company, the likelihood of achieving a liquidity event, and transactions involving Zuora’s common stock, among other factors. After the IPO, we used the publicly quoted price of our common stock as reported on the New York Stock Exchange as the fair value of our common stock.
•Expected volatility. We determine the expected volatility based on historical average volatilities of similar publicly traded companies corresponding to the expected term of the awards.
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
•Estimated dividend yield. The estimated dividend yield is zero, as we do not currently intend to declare dividends in the foreseeable future.
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
Leases
On February 1, 2019, we adopted FASB ASU No. 2016-02, Leases (Topic 842), on a modified retrospective basis. Financial information related to periods prior to adoption are as originally reported under Topic 840, Leases.
We determine if a contract is a lease or contains a lease at the inception of the contract and reassess that conclusion if the contract is modified. All leases are assessed for classification as an operating lease or a finance lease. Operating lease right-of-use (ROU) assets are presented separately in our consolidated balance sheet. Operating lease liabilities are also presented separately as current and non-current liabilities in our consolidated balance sheet. We do not have any finance lease ROU assets or liabilities. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. We do not obtain and control our right to use the identified asset until the lease commencement date.
Our lease liabilities are recognized at the applicable lease commencement date based on the present value of the lease payments required to be paid over the lease term. When the rate implicit in the lease is not readily determinable, we use the incremental borrowing rate to discount the lease payments to present value. The estimated incremental borrowing rate is derived from information available at the lease commencement date and factors in a hypothetical interest rate on a collateralized basis with similar terms, payments and economic environments. Our ROU assets are also recognized at the applicable lease commencement date. The ROU asset equals the carrying amount of the related lease liability, adjusted for any lease payments made prior to lease commencement, minus any lease incentives received, and any direct costs incurred by the lessee. Any variable lease payments are expensed as incurred and do not factor into the measurement of the applicable ROU asset or lease liability.

The term of our leases equals the non-cancellable period of the lease, including any rent-free periods provided by the lessor, and also includes options to renew or extend the lease (including by not terminating the lease) that we are reasonably certain to exercise. We establish the term of each lease at lease commencement and reassess that term in subsequent periods when one of the triggering events outlined in Topic 842 occurs. Operating lease cost for lease payments is recognized on a straight-line basis over the lease term.
Our lease contracts often include lease and non-lease components. We have elected the practical expedient offered by the standard to not separate lease from non-lease components for our facilities leases and account for them as a single lease component.
We have elected not to recognize ROU assets and lease liabilities for leases with a term of twelve months or less. Lease cost for these short-term leases is recognized on a straight-line basis over the lease term.
Recent Accounting Pronouncements—Adopted in Fiscal 2021
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, and subsequently issued amendments to the initial guidance including ASU 2018-19, ASU 2019-04, ASU 2019-05, and ASU 2019-11 (collectively, Topic 326). Together, this guidance introduced a new impairment model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses (CECL). The new model uses a forward-looking expected loss method rather than the incurred loss model for recognizing credit losses. Additionally, any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. We adopted Topic 326 beginning February 1, 2020 and the adoption of the standard did not have a material impact on our consolidated financial statements. However, the adoption resulted in modifying our policies for accounts receivable and available-for-sale securities as follows:
Accounts Receivable:
Trade accounts receivable are recorded at the invoiced amount. Prior to our adoption of Topic 326, the accounts receivable balance was reduced by an allowance for doubtful accounts that was determined based on our assessment of the collectability of customer accounts. Under Topic 326, we measure expected credit losses of accounts receivable on a collective (pool) basis, aggregating accounts receivable that have account balances above or below a certain threshold. For receivable balances below the threshold, we apply a credit-loss percentage that is based on our historical credit losses. For receivable balances above the threshold, we perform an analysis on the related customers and reserve the full receivable balance for any customer accounts where collectability may be at risk. The COVID-19 pandemic and recent economic downturn also prompted us to include additional reserves for customers in industries that could be more heavily impacted by these events. We will reassess the impact of these events and any other events that may arise in the future in developing our estimates for expected credit losses, and will make any necessary adjustments to the related reserve balance.
The allowance for credit losses balance was $4.5 million as of January 31, 2021, and the allowance for doubtful accounts balance was $2.9 million as of January 31, 2020.
Available-for-Sale Securities:
Available-for-sale securities are reported at fair value, with unrealized gains and losses and the related tax impact included as a separate component of stockholders’ equity and in comprehensive loss. Accrued interest of $0.2 million as of January 31, 2021 is excluded from both the fair value and the amortized cost of our available-for-sale securities and is recorded in prepaid expenses and other current assets in our consolidated balance sheet. We elected not to record an allowance for credit losses for accrued interest on available-for-sale securities and will reverse the accrued interest against interest income in the period in which it is determined that the accrued interest is uncollectible.
Prior to fiscal 2021, we followed the guidance in ASC 320 Investments-Debt and Equity Securities in determining whether unrealized losses were other than temporary. Under Topic 326, we now consider whether unrealized losses have resulted from a credit loss or other factors. We had no significant unrealized losses on our available-for-sale securities as of January 31, 2021 and as of January 31, 2020, and do not expect credit losses on our current investments in future periods. Therefore, we concluded that an allowance for credit losses was unnecessary as of the February 1, 2020 adoption date or as of January 31, 2021. We had no significant realized losses on available-for-sale securities during the fiscal year ended January 31, 2021. We use the specific identification method to determine the cost basis of investments sold.

Note 3. Investments
The amortized costs, unrealized gains and losses and estimated fair values of our short-term investments as of January 31, 2021 were as follows (in thousands):

	As of January 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$18,007	$28	$—	$18,035
Corporate bonds	25,888	8	(3)	25,893
Commercial paper	48,556	—	—	48,556
Total short-term investments	$92,451	$36	$(3)	$92,484
The amortized costs, unrealized gains and losses and estimated fair values of our short-term investments as of January 31, 2020 were as follows (in thousands):

	As of January 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$34,053	$41	$—	$34,094
Corporate bonds	45,601	81	—	45,682
Commercial paper	37,886	—	—	37,886
Total short-term investments	$117,540	$122	$—	$117,662
There were no material realized gains or losses from sales of marketable securities that were reclassified out of accumulated other comprehensive income into investment income during fiscal 2021 and 2020. All securities had stated effective maturities of less than two years as of January 31, 2021.
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
In general, and where applicable, we use quoted prices in active markets for identical assets or liabilities to determine fair value. If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then we use quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable either directly or indirectly.
The following tables summarize our fair value hierarchy for our financial assets measured at fair value on a recurring basis (in thousands):

	As of January 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$85,664	$—	$—	$85,664
Short-term investments:
U.S. government securities	$—	$18,035	$—	$18,035
Corporate bonds	—	25,893	—	25,893
Commercial paper	—	48,556	—	48,556
Total short-term investments	$—	$92,484	$—	$92,484

	As of January 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$37,906	$—	$—	$37,906
Short-term investments:
U.S. government securities	$—	$34,094	$—	$34,094
Corporate bonds	—	45,682	—	45,682
Commercial paper	—	37,886	—	37,886
Total short-term investments	$—	$117,662	$—	$117,662
The carrying amounts of certain financial instruments, including cash held in bank accounts, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their relatively short maturity. The carrying amount of debt approximates fair value due to its floating interest rate.
Note 5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of January 31,
	2021	2020
Prepaid software subscriptions	$5,087	$4,036
Prepaid insurance	2,317	1,630
Prepaid hosting costs	1,847	1,611
Contract assets	1,381	2,476
Taxes	477	729
Insurance recovery receivable	344	1,442
Other	4,121	4,463
	$15,574	$16,387

Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of January 31,
	2021	2020
Software	$19,711	$15,329
Leasehold improvements	18,978	16,865
Servers	14,179	14,596
Computer equipment	12,824	11,249
Furniture and fixtures	5,228	4,987
Vehicles	105	108
	71,025	63,134
Less: accumulated depreciation and amortization	(37,656)	(29,645)
Total	$33,369	$33,489
The following table summarizes the capitalized internal-use software costs included within the Software line item in the table above (in thousands):

	Fiscal Year Ended January 31,
	2021	2020	2019
Internal-use software costs capitalized during the period	$4,235	$4,552	$2,280

		January 31, 2021	January 31, 2020
Total capitalized internal-use software, net of accumulated amortization		$8,704	$6,276
The following table summarizes total depreciation and amortization expense related to property and equipment, including amortization of internal-use software, included in Operating expenses and Cost of subscription revenue in the accompanying consolidated statements of comprehensive loss (in thousands):

	Fiscal Year Ended January 31,
	2021	2020	2019
Total depreciation and amortization expense	$10,571	$9,528	$6,542

Note 7. Intangible Assets and Goodwill
Intangible Assets
The following table summarizes the purchased intangible asset balances (in thousands):

	As of January 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$7,697	$(6,243)	$1,454
Customer relationships	4,287	(2,246)	2,041
Trade name	909	(476)	433
Total	$12,893	$(8,965)	$3,928

	As of January 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$7,697	$(5,152)	$2,545
Customer relationships	4,287	(1,775)	2,512
Trade name	909	(346)	563
Total	$12,893	$(7,273)	$5,620
Amortization expense related to purchased intangible assets was $1.7 million, $1.8 million and $2.3 million for fiscal 2021, 2020 and 2019, respectively. Amortization expense related to purchased intangible assets is included in cost of subscription revenue in the accompanying consolidated statements of comprehensive loss.
The expected future amortization expense for intangible assets as of January 31, 2021 is as follows (in thousands):

Fiscal 2022	$1,692
Fiscal 2023	964
Fiscal 2024	601
Fiscal 2025	514
Fiscal 2026	157
$3,928
Goodwill
There were no changes in the carrying amount of goodwill for the years ended January 31, 2021 and 2020. Zuora has one reporting unit. We performed an annual test for goodwill impairment as of December 1, 2020 and determined that goodwill was not impaired. In addition, there have been no significant events or circumstances affecting the valuation of goodwill subsequent to our annual assessment.
Note 8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,
	2021	2020
Accrued taxes	$4,377	$4,803
Accrued hosting and third-party licenses	3,073	1,846
Accrued outside services and consulting	2,380	2,800
Accrued property and equipment	21	3,442
Other accrued expenses	4,699	4,840
Total	$14,550	$17,731

Note 9. Debt
In June 2017, we entered into a loan and security agreement with Silicon Valley Bank that includes both a revolving and term loan facility. In October 2018, the agreement was amended (First Amendment) to, among other things, increase the availability under the revolving loan to $30.0 million (from $10 million), lower the borrowing costs under both the revolving and term loans to the prime rate published by the Wall Street Journal (WSJ Prime Rate) minus 1.00%, extend the interest-only repayment period under the term loan until June 2019, after which time principal and interest would become due in thirty-six (36) equal monthly installments, extend the revolving loan maturity date until October 2021, and extend the latest term loan maturity date until June 2022. In January 2021, the agreement was amended (Second Amendment) to, among other things, extend the maturity of the revolving line of credit by twelve (12) months to October 2022, and remove SVB's first priority security interest in our intellectual property while retaining specified restrictions on our ability to make certain transfers and encumbrances on our intellectual property. The Amendment contains customary representations and warranties. Together, the loan and security agreement, the First Amendment and Second Amendment constitute the Debt Agreement. We accounted for the First Amendment and Second Amendment as debt modifications and we are recognizing the related fees ratably through October 2022.
Revolving Loan. The Debt Agreement allows us to borrow up to $30.0 million until October 2022 in revolving loans. Advances drawn down under the revolving loan incur interest at the WSJ Prime Rate minus 1.00% which is due monthly on any amounts drawn down, with the principal due at maturity. Any outstanding amounts must be fully repaid by October 2022. As of January 31, 2021, we had not drawn down any amounts under this revolving loan.
Term Loan. Under the Debt Agreement, we borrowed $15.0 million in term loans in June 2017 to partially finance the acquisition of Leeyo. Any outstanding amounts under the term loan accrue interest at the WSJ Prime rate minus 1.00%. The interest rate was 2.25% as of January 31, 2021. Payments were interest only through June 2019, after which date equal monthly payments of principal and interest over the following 36 months are due until the term loan is repaid. We may prepay all outstanding principal and accrued interest at any time without penalty. We will incur a fee of 1.5% of the original principal amount of the term loan, or $225,000, upon the earlier to occur of prepayment or the termination of the facility. As of January 31, 2021 and 2020, we had $6.0 million and $10.5 million outstanding under the term loan, respectively.
Both the revolving loan and the term loan are subject to a certain financial covenant to maintain an adjusted quick ratio of no less than 1.10:1.00. As of January 31, 2021, we were in compliance with this financial covenant. The Debt Agreement also imposes certain limitations with respect to lines of business, mergers, investments and acquisitions, additional indebtedness, distributions, guarantees, liens, and encumbrances, and requires an adjusted quick ratio of 1.25:1.00 in connection with certain corporate events such as permitted stock repurchases and acquisitions.
We incurred transaction costs and fees payable to the lender related to the issuance of the term loan. The amount, net of amortization, is immaterial and is presented as a reduction to the carrying amount of the term loan and is presented under debt in our consolidated balance sheets.
Our indebtedness under the Debt Agreement is secured by a lien on substantially all of Zuora's assets.
Note 10. Deferred Revenue and Performance Obligations
The following table summarizes revenue recognized during the period that was included in the deferred revenue balance at the beginning of each respective period (in thousands):

	Fiscal Year Ended January 31,
	2021	2020	2019
Revenue recognized from deferred revenue	$107,091	$79,057	$53,861
As of January 31, 2021, total remaining non-cancellable performance obligations under our subscription contracts with customers was approximately $317.1 million and we expect to recognize revenue on approximately 64% of these remaining performance obligations over the next 12 months. Remaining performance obligations under our professional services contracts as of January 31, 2021 were not material.
Note 11. Geographical Information
Disaggregation of Revenue
Revenue by geographical location, based on the customer’s address at the time of sale, was as follows (in thousands):

	Fiscal Year Ended January 31,
	2021	2020	2019
United States	$200,273	$190,208	$168,221
Others	105,147	85,849	66,768
Total	$305,420	$276,057	$234,989
Percentage of revenue by geographic area:
United States	66%	69%	72%
Other	34%	31%	28%

Other than the United States, no individual country exceeded 10% of total revenue for fiscal 2021, 2020 and 2019.
Long-lived assets
Long-lived assets, which consist of property and equipment, net, purchased intangible assets, net, deferred commissions, and operating lease ROU assets by geographic location, is based on the location of the legal entity that owns the asset. As of January 31, 2021, no individual country exceeded 10% of total long-lived assets other than the United States.
Note 12. Leases
We have non-cancelable operating leases for our offices located in the U.S. and abroad. As of January 31, 2021, these leases expire on various dates between 2021 and 2030. Certain lease agreements include one or more options to renew, with renewal terms that can extend the lease up to seven years. We have the right to exercise or forego the lease renewal options. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The components of leases and lease costs were as follows (in thousands):

	January 31, 2021
	2021	2020
Operating lease right-of-use assets	$47,085	$54,286

Operating lease liabilities, current portion	9,630	5,755
Operating lease liabilities, net of current portion	53,590	62,307
Total operating lease liabilities	$63,220	$68,062

	Fiscal Year Ended January 31,
	2021	2020
Operating lease cost[1]	$11,933	$11,737
(1) Includes costs related to our short-term operating leases as follows (in thousands):

	Fiscal Year Ended January 31,
	2021	2020
Short-term operating lease cost	$193	$706

The future maturities of operating lease liabilities for each fiscal year were as follows (in thousands):

January 31,
2022	$12,374
2023	11,797
2024	9,569
2025	6,386
2026	6,242
Thereafter	29,897
Total lease payments	76,265
Less imputed interest	(13,045)
Present value of lease liabilities	$63,220
Other supplemental information related to our long-term operating leases includes the following (dollars in thousands):

	January 31, 2021
	2021	2020
Weighted-average remaining operating lease term (years)	7.8	8.3
Weighted-average operating lease discount rate	4.7%	4.7%

	Fiscal Year Ended January 31,
	2021	2020
Supplemental Cash Flow Information
Cash paid (received) for amounts included in the measurement of lease liabilities:
Cash paid for operating leases	$9,693	$9,544
Cash received on operating lease incentives	—	(10,033)
Operating cash flows resulting from operating leases	$9,693	$(489)
New right-of-use assets obtained in exchange for lease liabilities:
Operating leases obtained	$1,064	$63,106
As of January 31, 2021, we had $4.1 million of undiscounted future payments for operating leases that have not yet commenced, which are excluded from the tables above and are not yet recognized in our consolidated balance sheets. These operating leases are expected to commence in fiscal year 2022 and have a lease term of two- to three years.
Note 13. Commitments and Contingencies
Letters of Credit
In connection with the execution of certain facility leases, we had bank issued irrevocable letters of credit for $4.7 million, $4.7 million and $2.1 million as of January 31, 2021, 2020 and 2019, respectively. No draws have been made under such letters of credit.
Legal Proceedings
From time to time, we may be subject to legal proceedings, as well as demands, claims and threatened litigation. The outcomes of legal proceedings and other contingencies are inherently unpredictable, subject to significant uncertainties, and could be material to our operating results and cash flows for a particular period. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. Other than the matters described below, we are not currently party to any legal proceeding that management believes could have a material adverse effect on our business, operating results, cash flows, or financial condition should such litigation or claim be resolved unfavorably.

Securities Class Actions
In June 2019, a putative securities class action lawsuit was filed in the U.S. District Court for the Northern District of California naming Zuora and certain of our officers as defendants. The complaint purports to bring suit on behalf of stockholders who purchased or otherwise acquired our securities between April 12, 2018 and May 30, 2019. The complaint alleges that defendants made false and misleading statements about our business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (Exchange Act), and seeks unspecified compensatory damages, fees and costs. In November 2019, the lead plaintiff filed a consolidated amended complaint asserting the same claims. In April 2020, the Court denied defendants’ motion to dismiss. Discovery in the case is ongoing.
In April and May 2020, two putative securities class action lawsuits were filed in the Superior Court of the State of California, County of San Mateo, naming as defendants Zuora and certain of our current and former officers, our directors and the underwriters of our IPO. The complaints purport to bring suit on behalf of stockholders who purchased or otherwise acquired our securities pursuant or traceable to the Registration Statement and Prospectus issued in connection with our IPO and allege claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The suits seek unspecified damages and other relief. In July 2020, the court entered an order consolidating the two lawsuits, and the lead plaintiff filed a consolidated amended complaint asserting the same claims. In October 2020, the court denied defendants’ demurrer as to the Section 11 and Section 15 claims and granted the demurrer as to the Section 12(a)(2) claim with leave to file an amended complaint. In November 2020, the lead plaintiff filed an amended consolidated complaint. Defendants' demurrer to the Section 12(a)(2) claim was sustained with further leave to amend.
Given the procedural posture and the nature of such litigation matters, we are unable to estimate the reasonably possible loss or range of loss, if any, that may result from these matters. We dispute the claims described above and intend to vigorously defend against them.
Derivative Litigation
In September 2019, two stockholder derivative lawsuits were filed in the U.S. District Court for the Northern District of California against certain of our directors and executive officers and naming Zuora as a nominal defendant. The derivative actions allege claims based on events similar to those in the securities class actions and assert causes of action against the individual defendants for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and for making false and misleading statements about our business, operations, and prospects in violation of Section 14(a) of the Exchange Act. Plaintiffs seek corporate reforms, unspecified damages and restitution, and fees and costs. In November 2019, the stockholder derivative lawsuits, which are related to the federal securities class action, were assigned to the same judge who is overseeing the federal securities class action lawsuit. In February 2020, the court entered an order consolidating the two derivative lawsuits. In August 2020, the court entered an order staying the consolidated action until the completion of fact discovery in the federal securities class action.
In May and June 2020, two stockholder derivative lawsuits were filed in the U.S. District Court for the District of Delaware against certain of our directors and current and former executive officers. The derivative actions allege claims based on events similar to those in the securities class actions and the derivative actions pending in the Northern District of California and assert causes of action against the individual defendants for breach of fiduciary duty, unjust enrichment, waste of corporate assets, contribution, and for making false and misleading statements about our business, operations, and prospects in violation of Section 14(a) of the Exchange Act. Plaintiff seeks corporate reforms, unspecified damages and restitution, and fees and costs. In June 2020, the court entered an order consolidating the two Delaware derivative lawsuits. In August 2020, the court entered an order staying the consolidated action until the completion of fact discovery in the federal securities class action. In February and March 2021, two additional stockholder derivative lawsuits were filed in Delaware Chancery Court against certain current and former officers and directors alleging similar claims based on the same events as above.
Given the procedural posture and the nature of such litigation matters, we are unable to estimate the reasonably possible loss or range of loss, if any, that may result from these matters.
Other Contractual Obligations
As of January 31, 2021, we had a contractual obligation to make $13.3 million in purchases of cloud computing services provided by one of our vendors by September 30, 2021.

Note 14. Income Taxes
Net loss before provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2021	2020	2019
Domestic	$(77,140)	$(84,988)	$(79,804)
Foreign	5,839	2,035	8,970
Loss before income taxes	$(71,301)	$(82,953)	$(70,834)
The components of our income tax provision are as follows (in thousands):

	Fiscal Year Ended January 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	46	72	81
International	1,480	481	1,406
	$1,526	$553	$1,487
Deferred:
Federal	$—	$(29)	$—
State	—	—	—
International	347	(83)	420
Income tax provision	$1,873	$441	$1,907
Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our deferred income tax assets and liabilities consisted of the following (in thousands):

	As of January 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$108,390	$94,805
Tax credit carryforwards	9,849	8,525
Allowances and other	12,727	12,095
Depreciation and amortization	1,417	906
Operating lease liability	15,627	16,358
Total deferred tax assets	$148,010	$132,689
Deferred tax liabilities:
Deferred commissions	$(9,002)	$(7,707)
Intangibles	(3,057)	(3,004)
Operating lease right-of-use asset	(11,718)	(12,639)
Total deferred tax liabilities	(23,777)	(23,350)
Valuation allowance	(126,149)	(110,908)
Net deferred tax liabilities	$(1,916)	$(1,569)
We have assessed, based on available evidence, both positive and negative, it is more likely than not that the deferred tax assets will not be utilized, such that a valuation allowance has been recorded. The valuation allowance increased by $15.2 million and $23.9 million, respectively, for fiscal 2021 and 2020.
As of January 31, 2021, we had U.S. federal and state net operating loss carryforwards of approximately $426.5 million and $286.2 million, respectively, available to offset future taxable income. As of January 31, 2020, we had U.S. federal and state net operating loss carryforwards of approximately $366.4 million and $269.9 million, respectively, available to offset future taxable income. If not utilized, these carryforward losses will expire in various amounts for federal and state tax purposes beginning in 2028. In addition, Zuora has approximately $188.4 million of federal net operating loss carryforwards that arose after the 2017 tax year, which are available to reduce future federal taxable income, if any, over an indefinite period. The utilization of those net operating loss carryforwards is limited to 80% of taxable income in any given year.
We have approximately $8.4 million and $10.5 million of federal and state research and development tax credits, respectively, available to offset future taxes as of January 31, 2021, and approximately $7.4 million and $8.9 million of federal and state research and development tax credits, respectively, available to offset future taxes as of January 31, 2020. If not utilized, the federal credits will begin to expire in 2031. California state research and development tax credits may be carried forward indefinitely.
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
On March 27, 2020, the CARES Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. Changes in tax laws or rates are accounted for in the period of enactment. Under the CARES Act, we deferred payment of $3.6 million in employer FICA taxes related to the period from March 27, 2020 through December 31, 2020, of which 50% is due for payment on December 31, 2021 and the remaining 50% is due on December 31, 2022. The income tax provisions of the CARES Act did not have a significant impact on our current taxes, deferred taxes, and uncertain tax positions.
The amount of accumulated foreign earnings of our foreign subsidiaries was immaterial as of January 31, 2021. If our foreign earnings were repatriated, additional tax expense might result. Any additional taxes associated with such repatriation would be immaterial.
A reconciliation of the U.S. federal statutory tax rate to our provision for income tax is as follows (dollars in thousands):

	Fiscal Year Ended January 31,
	2021	2020	2019
	Amount	Amount	Amount
Federal income tax benefit at statutory rates	$(14,973)	$(17,420)	$(14,875)
State income taxes, net of effect of federal	(2,072)	(3,859)	(3,337)
Permanent differences	718	1,174	1,242
Federal and state R&D credits	(1,325)	(1,235)	(1,029)
Impact from international operations	600	(31)	1,340
Stock-based compensation and other	3,685	(3,427)	(476)
Change in valuation allowance	15,240	25,239	19,042
Income tax provision	$1,873	$441	$1,907
We are required to inventory, evaluate, and measure all uncertain tax positions taken or to be taken on tax returns and to record liabilities for the amount of such positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities. As of January 31, 2021, our total gross unrecognized tax benefits were $9.4 million exclusive of interest and penalties described below. As of January 31, 2020, our total gross unrecognized tax benefits were $8.1 million exclusive of interest and penalties described below. Because of our valuation allowance position, $0.7 million of unrecognized tax benefits, if recognized, would reduce the effective tax rate in a future period. We do not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

A reconciliation of the beginning and ending amounts of uncertain tax position is as follows (in thousands):

	Fiscal Year Ended January 31,
	2021	2020	2019
Gross amount of unrecognized tax benefits as of the beginning of the period	$8,070	$6,588	$5,918
Increase for tax positions related to prior years	—	—	8
Decrease for tax positions related to prior years	(5)	(18)	(366)
Increase for tax positions related to the current year	1,320	1,500	1,028
Gross amount of unrecognized tax benefits as of the end of the period	$9,385	$8,070	$6,588
We file tax returns in the U.S. federal and various state and foreign jurisdictions. All U.S. federal and state jurisdictions remain subject to examination by tax authorities due to the carryforward of unused net operating losses and research and development credits. In addition, tax years starting from 2007 are subject to examination.
During fiscal 2021 and 2020, we recognized interest and penalties of $0.1 million associated with unrecognized tax benefits in income tax expense.
Note 15. Stockholders' Equity
Preferred Stock
As of January 31, 2021, we had authorized 10 million shares of preferred stock, each with a par value of $0.0001 per share. As of January 31, 2021, no shares of preferred stock were issued and outstanding.
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
As of January 31, 2021, we had authorized 500 million shares of Class A common stock and 500 million shares of Class B common stock, each with a par value of $0.0001 per share. As of January 31, 2021, 109.9 million shares of Class A common stock and 11.0 million shares of Class B common stock were issued and outstanding.
Charitable Contributions
During fiscal 2021, we donated 73,964 shares of our Class A common stock to a charitable donor-advised fund and recognized $1.0 million as a non-cash general and administrative expense in our consolidated statement of comprehensive loss.
Accumulated Other Comprehensive Income
Components of accumulated other comprehensive income were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance, January 31, 2020	$95	$93	$188
Foreign currency translation adjustment	696	—	696
Unrealized gain on available-for-sale securities, net of tax	—	(88)	(88)
Balance, January 31, 2021	$791	$5	$796
There were no reclassifications out of accumulated other comprehensive income during fiscal 2021. Additionally, there was no material tax impact on the amounts presented.

Note 16. Employee Stock Plans
Equity Incentive Plans
In March 2018, our Board of Directors adopted and our stockholders approved the 2018 Equity Incentive Plan. The 2018 Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, RSUs, performance awards, and stock bonuses. As of January 31, 2021, approximately 20.4 million shares of Class A common stock were reserved and available for issuance under the 2018 Plan. In addition, as of January 31, 2021, 7.3 million stock options and RSUs exercisable or settleable for Class B common stock were outstanding in the aggregate under our 2006 Stock Plan (2006 Plan) and 2015 Equity Incentive Plan (2015 Plan), which plans were terminated in May 2015 and April 2018, respectively. The 2006 Plan and 2015 Plan continue to govern outstanding equity awards granted thereunder.
Stock Options
The following table summarizes stock option activity and related information (in thousands except exercise price and contractual term):

	Shares Subject To Outstanding Stock Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of January 31, 2020	13,701	$7.64	6.9	$107,186
Granted	2,462	11.72
Exercised	(2,725)	4.33
Forfeited	(1,626)	12.91
Balance as of January 31, 2021	11,812	8.54	6.6	80,212
Exercisable as of January 31, 2021	7,750	9.50	5.5	73,656
Vested and expected to vest as of January 31, 2021	11,340	$8.35	6.5	$79,107

	Fiscal Year Ended January 31,
	2021	2020	2019
Weighted-average grant date fair value per share of options granted during each respective period	$4.69	$6.92	$6.81
Aggregate intrinsic value of options exercised during each respective period	$22,677	$39,652	$42,912
We used the Black-Scholes option-pricing model to estimate the fair value of our stock options granted with the following assumptions:

Fiscal Year Ended January 31,
	2021	2020	2019
Expected volatility	41.4% - 42.4%	35.0% - 39.0%	32.4% - 40.9%
Expected term (in years)	6.0 - 6.1	5.6 - 6.5	5.1 - 6.4
Risk-free interest rate	0.4% - 0.6%	1.4% - 2.5%	2.6% - 3.0%
Expected dividend yield	—	—	—
RSU and Restricted Stock Award Activity
The following table summarizes RSU and restricted stock award activity and related information (in thousands except grant date fair value):

	Number of RSUs and Restricted Stock Awards	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2020	5,029	$18.09
Granted	7,979	11.55
Vested	(2,932)	14.63
Forfeited	(1,798)	15.67
Balance as of January 31, 2021	8,278	$13.54
2018 Employee Stock Purchase Plan
In March 2018, our Board of Directors adopted and our stockholders approved the 2018 Employee Stock Purchase Plan (ESPP). A total of 3.1 million shares of Class A common stock were reserved and available for issuance under the ESPP as of January 31, 2021. The ESPP provides for 24-month offering periods beginning June 15 and December 15 of each year, and each offering period will consist of four, six-month purchase periods. On each purchase date, eligible employees are granted the right to purchase shares of our Class A common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Class A common stock on the offering date or (2) the fair market value of the Class A common stock on the purchase date.
We estimated the fair value of ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

Fiscal Year Ended January 31,
	2021	2020	2019
Expected volatility	43.6% - 69.1%	35.2% - 42.6%	24.6% - 42.4%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.2
Risk-free interest rate	0.1% - 0.2%	1.5% - 2.2%	2.0% - 2.8%
Expected dividend yield	—	—	—
Stock-based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories in the accompanying consolidated statements of comprehensive loss (in thousands):

	As of January 31,
	2021	2020	2019
Cost of subscription revenue	$4,849	$2,772	$1,967
Cost of professional services revenue	9,952	7,265	5,900
Research and development	19,562	17,568	6,345
Sales and marketing	15,839	11,129	7,384
General and administrative	9,081	6,312	3,761
Total stock-based compensation expense	$59,283	$45,046	$25,357
During the three months ended July 31, 2020, in light of the COVID-19 pandemic and for retention purposes, we issued RSU grants for 0.7 million shares of Class A common stock to eligible non-executive employees. These RSU awards have fully vested and we recognized $7.6 million of stock-based compensation expense related to these awards during fiscal year 2021.
As of January 31, 2021, unrecognized compensation costs related to unvested equity awards and the weighted-average remaining period over which those costs are expected to be realized were as follows (dollars in thousands):

	Stock Options	RSUs	ESPP
Unrecognized compensation costs	$20,239	$92,731	$8,666
Weighted-average remaining recognition period	2.7 years	3.1 years	1.1 years

Note 17. Net Loss Per Share
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Fiscal Year Ended January 31,
	2021	2020	2019
Numerator:
Net loss	$(73,174)	$(83,394)	$(72,741)
Denominator:
Weighted-average common shares outstanding, basic and diluted	117,598	111,122	91,267
Net loss per share, basic and diluted	$(0.62)	$(0.75)	$(0.80)
Since Zuora was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of January 31,
	2021	2020	2019
Issued and outstanding stock options	11,812	13,701	14,784
Unvested RSUs and restricted stock issued and outstanding	8,278	5,029	3,078
Shares committed under ESPP	139	116	141
Total	20,229	18,846	18,003

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2021. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of January 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2021 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2021. The effectiveness of our internal control over financial reporting as of January 31, 2021 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in its report which is included in Part II, Item 8 of the Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
We continue to monitor the design and operating effectiveness of our internal controls for any effect resulting from the COVID-19 pandemic in order to minimize any potential impacts. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended January 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to information contained in the Proxy Statement relating to our 2021 Annual Meeting of Stockholders.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to information contained in the Proxy Statement relating to our 2021 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to information contained in the Proxy Statement relating to our 2021 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to information contained in the Proxy Statement relating to our 2021 Annual Meeting of Stockholders.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to information contained in the Proxy Statement relating to our 2021 Annual Meeting of Stockholders.

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
3.Exhibits

Exhibit Number		Incorporated By Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant.	10-Q	001-38451	3.1	6/13/2018
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38451	3.1	5/5/2020
4.1	Form of Class A Common Stock Certificate of the Registrant.	S-1	333-223722	4.1	3/16/2018
4.2	Amended and Restated Investor Rights Agreement.	S-1	333-223722	4.2	3/16/2018
4.3	Description of Registrant's Securities.					X
10.1*	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers.	S-1	333-223722	10.1	3/16/2018
10.2*	2006 Stock Plan and forms of award agreements.	S-1	333-223722	10.2	3/16/2018
10.3*	2015 Equity Incentive Plan and forms of award agreements.	S-1	333-223722	10.3	3/16/2018
10.4*	2018 Equity Incentive Plan and forms of award agreements.	S-1	333-223722	10.4	3/16/2018
10.5*	2018 Employee Stock Purchase Plan and form of subscription agreement.	S-1	333-223722	10.5	3/16/2018
10.6*	Offer Letter, dated March 6, 2018, between Tien Tzuo and the Registrant.	S-1	333-223722	10.6	3/16/2018
10.7*	Offer Letter, dated March 6, 2018, between Brent R. Cromley, Jr. and the Registrant.	S-1	333-223722	10.7	3/16/2018
10.8*	Offer Letter, dated January 7, 2016, between Kenneth Goldman and the Registrant.	S-1	333-223722	10.9	3/16/2018
10.9*	Offer Letter, dated May 8, 2017, between Magdalena Yesil and the Registrant.	S-1	333-223722	10.10	3/16/2018
10.10*	Offer Letter, dated March 6, 2018, between Jennifer Pileggi and the Registrant.	10-K	001-38451	10.11	4/18/2019
10.11*	Offer Letter, dated March 6, 2018, between Tyler Sloat and the Registrant.	10-K	001-38451	10.13	3/31/2020
10.12*	Offer Letter, dated September 17, 2019, between Robert J. Traube and the Registrant.	10-K	001-38451	10.12	3/31/2020
10.13*	Offer Letter dated May 25, 2020, between Todd McElhatton and the Registrant.	10-Q	001-38451	10.1	9/4/2020

10.14*	Offer Letter, dated December 17, 2020, between Sridhar Srinivasan and the Registrant.					X
10.15*	Transition Agreement by and between Brent R. Cromley, Jr. and the Registrant, dated January 11, 2021.					X
10.16*	Form of Change in Control and Severance Agreement.	10-Q	001-38451	10.1	12/16/2019
10.17*	Cash Incentive Plan.	10-Q	001-38451	10.2	6/11/2019
10.18	Lease Agreement between 101 Redwood Shores LLC, As Landlord and Zuora, Inc., as Tenant dated March 19, 2019.	8-K	001-38451	10.1	3/21/2019
10.19	Loan and Security Agreement, dated June 14, 2017, by and among Silicon Valley Bank, the Registrant, Zuora Services, LLC, and Leeyo Software, Inc.	S-1	333-223722	10.13	3/16/2018
10.20	First Amendment to Loan and Security Agreement, dated October 11, 2018, by and among Silicon Valley Bank, the Registrant, Zuora Services, LLC, and Leeyo Software, Inc.	10-Q	001-38451	10.1	12/13/2018
10.21	Second Amendment to Loan and Security Agreement, dated January 19, 2021, by and among Silicon Valley Bank, the Registrant, Zuora Services, LLC, and Leeyo Software, Inc.					X
21.1	Subsidiaries of the Registrant.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act.					X
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).	X
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

ZUORA, INC.

Date: March 31, 2021	By:	/s/ Todd McElhatton
Todd McElhatton
Chief Financial Officer (Principal Accounting and Financial Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Tien Tzuo and Todd McElhatton, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact, proxies, and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies, and agents, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Tien Tzuo Tien Tzuo	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 31, 2021

/s/ Todd McElhatton Todd McElhatton	Chief Financial Officer (Principal Accounting and Financial Officer)	March 31, 2021

/s/ Omar Abbosh Omar Abbosh	Director	March 31, 2021

/s/ Sarah Bond Sarah Bond	Director	March 31, 2021

/s/ Peter Fenton Peter Fenton	Director	March 31, 2021

/s/ Kenneth A. Goldman Kenneth A. Goldman	Director	March 31, 2021

/s/ Timothy Haley Timothy Haley	Director	March 31, 2021

/s/ Jason Pressman Jason Pressman	Director	March 31, 2021

/s/ Magdalena Yesil Magdalena Yesil	Director	March 31, 2021