Form 10-Q
period 2021-04-30
ZUORA INC
filed 2021-06-04
CIK 1423774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2021
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

As of May 31, 2021, the number of shares of the Registrant's Class A common stock outstanding was 111.4 million and the number of shares of the Registrant's Class B common stock outstanding was 10.9 million.

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
•our existing cash and cash equivalents, investment balances, funds available under our loan and security agreement, and cash provided by subscriptions to our platform and related professional services being sufficient to meet our working capital and capital expenditure needs for at least the next 12 months; and
•other statements regarding our future operations, financial condition, prospects and business strategies.
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

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements
ZUORA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	April 30, 2021	January 31, 2021
Assets
Current assets:
Cash and cash equivalents	$101,116	$94,110
Short-term investments	96,282	92,484
Accounts receivable, net of allowance for credit losses of $5,827 and $4,522 as of April 30, 2021 and January 31, 2021, respectively	59,484	78,860
Deferred commissions, current portion	13,160	12,712
Prepaid expenses and other current assets	16,590	15,574
Total current assets	286,632	293,740
Property and equipment, net	32,393	33,369
Operating lease right-of-use assets	48,666	47,085
Purchased intangibles, net	3,505	3,928
Deferred commissions, net of current portion	21,681	21,905
Goodwill	17,632	17,632
Other assets	3,618	3,848
Total assets	$414,127	$421,507
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$842	$2,249
Accrued expenses and other current liabilities	12,961	14,550
Accrued employee liabilities	26,414	29,470
Debt, current portion	4,397	4,397
Deferred revenue, current portion	126,880	127,701
Operating lease liabilities, current portion	10,946	9,630
Total current liabilities	182,440	187,997
Debt, net of current portion	574	1,666
Deferred revenue, net of current portion	1,241	1,529
Operating lease liabilities, net of current portion	53,540	53,590
Deferred tax liabilities	1,920	1,929
Other long-term liabilities	2,905	2,883
Total liabilities	242,620	249,594
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A common stock	11	11
Class B common stock	1	1
Additional paid-in capital	652,501	635,127
Accumulated other comprehensive income	677	796
Accumulated deficit	(481,683)	(464,022)
Total stockholders’ equity	171,507	171,913
Total liabilities and stockholders’ equity	$414,127	$421,507
See notes to unaudited condensed consolidated financial statements.

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2021	2020
Revenue:
Subscription	$65,142	$56,896
Professional services	15,187	17,002
Total revenue	80,329	73,898
Cost of revenue:
Subscription	15,643	13,615
Professional services	17,078	18,682
Total cost of revenue	32,721	32,297
Gross profit	47,608	41,601
Operating expenses:
Research and development	18,967	17,543
Sales and marketing	31,865	28,496
General and administrative	14,185	13,265
Total operating expenses	65,017	59,304
Loss from operations	(17,409)	(17,703)
Interest and other income, net	121	378
Loss before income taxes	(17,288)	(17,325)
Income tax provision	373	163
Net loss	(17,661)	(17,488)
Comprehensive loss:
Foreign currency translation adjustment	(85)	(427)
Unrealized (loss) gain on available-for-sale securities	(34)	157
Comprehensive loss	$(17,780)	$(17,758)
Net loss per share, basic and diluted	$(0.15)	$(0.15)
Weighted-average shares outstanding used in calculating net loss per share, basic and diluted	121,354	115,139
See notes to unaudited condensed consolidated financial statements.

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended April 30, 2021
						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 31, 2021	109,900	$11	11,004	$1	$635,127	$796	$(464,022)	$171,913
Conversion of Class B common stock to Class A common stock	680	—	(680)	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchases	39	—	611	—	3,567	—	—	3,567
Lapse of restrictions on common stock related to early exercise of stock options	—	—	—	—	10	—	—	10
RSU releases	630	—	20	—	—	—	—	—
Stock-based compensation	—	—	—	—	13,797	—	—	13,797
Other comprehensive loss	—	—	—	—	—	(119)	—	(119)
Net loss	—	—	—	—	—	—	(17,661)	(17,661)
Balance, April 30, 2021	111,249	$11	10,955	$1	$652,501	$677	$(481,683)	$171,507

	Three Months Ended April 30, 2020
						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance, January 31, 2020	97,134	$10	17,348	$2	$555,307	$188	$(390,848)	$164,659
Conversion of Class B common stock to Class A common stock	2,186	—	(2,186)	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchases	(2)	—	856	—	4,009	—	—	4,009
Lapse of restrictions on common stock related to early exercise of stock options	—	—	—	—	39	—	—	39
RSU releases	337	—	40	—	—	—	—	—
Stock-based compensation	—	—	—	—	10,884	—	—	10,884
Other comprehensive loss	—	—	—	—	—	(270)	—	(270)
Net loss	—	—	—	—	—	—	(17,488)	(17,488)
Balance, April 30, 2020	99,655	$10	16,058	$2	$570,239	$(82)	$(408,336)	$161,833
See notes to unaudited condensed consolidated financial statements.

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(17,661)	$(17,488)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	4,147	3,495
Stock-based compensation	13,797	10,884
Provision for credit losses	1,153	992
Amortization of deferred commissions	3,874	2,623
Reduction in carrying amount of right-of-use assets	2,342	2,286
Other	156	167
Changes in operating assets and liabilities:
Accounts receivable	18,223	8,518
Prepaid expenses and other assets	(1,169)	1,591
Deferred commissions	(4,200)	(2,275)
Accounts payable	(1,342)	2,096
Accrued expenses and other liabilities	(1,522)	(2,469)
Accrued employee liabilities	(3,056)	(386)
Deferred revenue	(1,109)	(3,908)
Operating lease liabilities	(3,382)	(3,175)
Net cash provided by operating activities	10,251	2,951
Cash flows from investing activities:
Purchases of property and equipment	(1,965)	(5,120)
Insurance proceeds for damaged property and equipment	344	—
Purchases of short-term investments	(26,687)	(10,901)
Sales of short-term investments	—	2,511
Maturities of short-term investments	22,692	38,500
Net cash (used in) provided by investing activities	(5,616)	24,990
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options, net of repurchases of unvested common stock	3,567	4,015
Principal payments on long-term debt	(1,111)	(1,110)
Net cash provided by financing activities	2,456	2,905
Effect of exchange rates on cash and cash equivalents	(85)	(427)
Net increase in cash and cash equivalents	7,006	30,419
Cash and cash equivalents, beginning of period	94,110	54,275
Cash and cash equivalents, end of period	$101,116	$84,694
Supplemental disclosure of non-cash investing and financing activities:
Lapse in restrictions on early exercised common stock options	$10	$39
Property and equipment purchases accrued or in accounts payable	$20	$2,604
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
References to "Zuora", “us”, “our”, or “we” in these notes refer to Zuora, Inc. and its subsidiaries on a consolidated basis.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements, which include the accounts of Zuora and its wholly owned subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. All intercompany balances and transactions have been eliminated in consolidation.
The unaudited condensed consolidated balance sheet as of January 31, 2021 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheets, statements of comprehensive loss, statements of cash flows and statements of stockholders' equity for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending January 31, 2022 or any future period.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021, filed with the SEC on March 31, 2021 (Annual Report).
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

Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Our significant accounting policies are discussed in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements in our Annual Report for the fiscal year ended January 31, 2021. There have been no significant changes to these policies during the three months ended April 30, 2021.
Recent Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2019-12, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in the existing guidance for income taxes and making other minor improvements. We adopted this ASU on February 1, 2021, and the adoption did not have a material impact on our consolidated financial statements.
Note 3. Investments
The amortized costs, unrealized gains and losses and estimated fair values of our short-term investments were as follows (in thousands):

	April 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$17,997	$7	$—	$18,004
Corporate bonds	29,214	—	(7)	29,207
Commercial paper	45,556	—	—	45,556
Supranational bonds	3,516	—	(1)	3,515
Total short-term investments	$96,283	$7	$(8)	$96,282

	January 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$18,007	$28	$—	$18,035
Corporate bonds	25,888	8	(3)	25,893
Commercial paper	48,556	—	—	48,556
Total short-term investments	$92,451	$36	$(3)	$92,484
There were no material realized gains or losses from sales of marketable securities that were reclassified out of accumulated other comprehensive income into investment income during the three months ended April 30, 2021 and 2020. Zuora had no significant unrealized losses on our available-for-sale securities as of April 30, 2021 and as of January 31, 2021, and we do not expect material credit losses on our current investments in future periods. All securities had stated effective maturities of less than one year as of April 30, 2021.

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
The following tables summarize our fair value hierarchy for our financial assets measured at fair value on a recurring basis (in thousands):

	April 30, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$95,011	$—	$—	$95,011
Short-term investments:
U.S. government securities	$—	$18,004	$—	$18,004
Corporate bonds	—	29,207	—	29,207
Commercial paper	—	45,556	—	45,556
Supranational bonds	—	3,515	—	3,515
Total short-term investments	$—	$96,282	$—	$96,282

	January 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$85,664	$—	$—	$85,664
Short-term investments:
U.S. government securities	$—	$18,035	$—	$18,035
Corporate bonds	—	25,893	—	25,893
Commercial paper	—	48,556	—	48,556
Total short-term investments	$—	$92,484	$—	$92,484
The carrying amounts of certain financial instruments, including cash held in bank accounts, accounts receivable, accounts payable, and accrued expenses, approximate fair value due to their relatively short maturities. The carrying amount of debt approximates fair value due to its floating interest rate.

Note 5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	April 30, 2021	January 31, 2021
Prepaid software subscriptions	$6,553	$5,087
Prepaid hosting costs	1,716	1,847
Prepaid insurance	1,395	2,317
Contract assets	1,270	1,381
Taxes	691	477
Insurance recovery receivable	558	344
Other	4,407	4,121
Total	$16,590	$15,574
Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	April 30, 2021	January 31, 2021
Software	$20,634	$19,711
Leasehold improvements	19,476	18,978
Servers	14,131	14,179
Computer equipment	13,256	12,824
Furniture and fixtures	5,224	5,228
Vehicles	104	105
	72,825	71,025
Less accumulated depreciation and amortization	(40,432)	(37,656)
Total	$32,393	$33,369
The following table summarizes the capitalized internal-use software costs included within the Software line item in the table above (in thousands):

	Three Months Ended April 30,
	2021	2020
Internal-use software costs capitalized during the period	$924	$1,438

	April 30, 2021	January 31, 2021
Total capitalized internal-use software, net of accumulated amortization	$8,871	$8,704
The following table summarizes total depreciation and amortization expense related to property and equipment, including amortization of internal-use software, included in Operating expenses and Cost of subscription revenue in the accompanying unaudited condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended April 30,
	2021	2020
Total depreciation and amortization expense	$2,844	$2,322

Note 7. Purchased Intangible Assets
The following table summarizes the purchased intangible asset balances and activity (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Balance, January 31, 2021	$12,893	$(8,965)	$3,928
Amortization expense	—	(423)	(423)
Balance, April 30, 2021	$12,893	$(9,388)	$3,505
Amortization expense related to purchased intangible assets is included in Cost of subscription revenue in the accompanying unaudited condensed consolidated statement of comprehensive loss.
Note 8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	April 30, 2021	January 31, 2021
Accrued taxes	$3,962	$4,377
Accrued hosting and third-party licenses	3,600	3,073
Accrued outside services and consulting	1,774	2,380
Other accrued expenses	3,625	4,720
Total	$12,961	$14,550
Note 9. Debt
We have an agreement with Silicon Valley Bank that includes a revolving and term loan facility, which is secured by a lien on substantially all of our non-IP assets (Debt Agreement). Under the revolving loan facility, we may borrow up to $30.0 million until October 2022. As of April 30, 2021, we had not drawn down any amounts under this revolving loan. Under the term loan facility, we borrowed $15.0 million in June 2017 to partially finance the acquisition of Leeyo. Payments were interest only through June 2019, after which date payments of principal and interest are due in 36 equal monthly installments beginning in June 2019 until the maturity date in June 2022. A remaining balance of $4.9 million was outstanding as of April 30, 2021. The interest rate under both the revolving and term loan facility is equal to the prime rate published by the Wall Street Journal minus 1.00%.
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
Note 10. Deferred Revenue and Performance Obligations
The following table summarizes revenue recognized during the period that was included in the deferred revenue balance at the beginning of each respective period (in thousands):

	Three Months Ended April 30,
	2021	2020
Revenue recognized from deferred revenue	$62,919	$57,005
As of April 30, 2021, total remaining non-cancellable performance obligations under our subscription contracts with customers was approximately $330.6 million and we expect to recognize revenue on approximately 63% of these remaining performance obligations over the next 12 months. Remaining performance obligations under our professional service contracts as of April 30, 2021 were not material.

Note 11. Geographical Information
Disaggregation of Revenue
Revenue by country, based on the customer’s address at the time of sale, was as follows (in thousands):

	Three Months Ended April 30,
	2021	2020
United States	$49,707	$49,902
Others	30,622	23,996
Total	$80,329	$73,898
Percentage of revenue by geographic area:
United States	62%	68%
Other	38%	32%
Other than the United States, no individual country exceeded 10% of total revenue for the three months ended April 30, 2021 and 2020.
Long-lived assets
Long-lived assets, which consist of property and equipment, net, deferred commissions, purchased intangible assets, net and operating lease right-of-use assets by geographic location, are based on the location of the legal entity that owns the asset. As of April 30, 2021 and 2020, no individual country exceeded 10% of total long-lived assets other than the United States.

Note 12. Leases
We have non-cancelable operating leases for our offices located in the U.S. and abroad. As of April 30, 2021, these leases expire on various dates between 2021 and 2030. Certain lease agreements include one or more options to renew, with renewal terms that can extend the lease up to seven years. We have the right to exercise or forego the lease renewal options. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The components of our long-term operating leases and related operating lease cost were as follows (in thousands):

	April 30, 2021	January 31, 2021
Operating lease right-of-use assets	$48,666	$47,085

Operating lease liabilities, current portion	10,946	9,630
Operating lease liabilities, net of current portion	53,540	53,590
Total operating lease liabilities	$64,486	$63,220

	Three Months Ended April 30,
	2021	2020
Operating lease cost[1]	$3,216	$2,963
(1) Includes costs related to our short-term operating leases as follows (in thousands):

	Three Months Ended April 30,
	2021	2020
Short-term operating lease costs	$102	$82

The future maturities of long-term operating lease liabilities for each fiscal year were as follows (in thousands):

Maturities of Operating Lease Liabilities
2022 (remainder of the year)	$10,292
2023	13,248
2024	10,855
2025	6,386
2026	6,242
Thereafter	29,897
Total lease payments	76,920
Less imputed interest	(12,434)
Present value of lease liabilities	$64,486
Other supplemental information related to our long-term operating leases includes the following (dollars in thousands):

	April 30, 2021	January 31, 2021
Weighted-average remaining operating lease term	7.4 years	7.8 years
Weighted-average operating lease discount rate	4.5%	4.7%

	Three Months Ended April 30,
	2021	2020
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases	$3,409	$3,175
New right-of-use assets obtained in exchange for lease liabilities:
Operating leases obtained	$3,923	$857
Note 13. Commitments and Contingencies
Letters of Credit
In connection with the execution of certain facility leases, we had bank issued irrevocable letters of credit for $4.7 million as of April 30, 2021 and January 31, 2021. No draws have been made under such letters of credit.
Legal Proceedings
From time to time, we may be subject to legal proceedings, as well as demands, claims and threatened litigation. The outcomes of legal proceedings and other contingencies are inherently unpredictable, subject to significant uncertainties, and could be material to our operating results and cash flows for a particular period. Regardless of the outcome, litigation can have an adverse impact on our business because of defense and settlement costs, diversion of management resources, and other factors. Other than the matters described below, we are not currently party to any legal proceeding that we believe could have a material adverse effect on our business, operating results, cash flows, or financial condition should such litigation or claim be resolved unfavorably.
Securities Class Actions
In June 2019, a putative securities class action lawsuit was filed in the U.S. District Court for the Northern District of California naming Zuora and certain of its officers as defendants. The complaint purports to bring suit on behalf of stockholders who purchased or otherwise acquired Zuora's securities between April 12, 2018 and May 30, 2019. The complaint alleges that defendants made false and misleading statements about Zuora's business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (Exchange Act), and seeks unspecified compensatory damages, fees and costs. In November 2019, the lead plaintiff filed a consolidated amended complaint asserting the same claims. In April 2020, the Court denied defendants’ motion to dismiss. On March 15, 2021, the Court granted plaintiff’s motion to certify a class consisting of persons and entities who purchased or acquired Zuora common stock between April 12, 2018 and May 30, 2019 and who were allegedly damaged thereby. Discovery in this case is ongoing.
In April and May 2020, two putative securities class action lawsuits were filed in the Superior Court of the State of California, County of San Mateo, naming as defendants Zuora and certain of its current and former officers, its directors and the underwriters of Zuora's Initial Public Offering (IPO). The complaints purport to bring suit on behalf of stockholders who purchased or otherwise acquired Zuora's securities pursuant or traceable to the Registration Statement and Prospectus issued in connection with Zuora's IPO and allege claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The suits seek unspecified damages and other relief. In July 2020, the court entered an order consolidating the two lawsuits, and the lead plaintiff filed a consolidated amended complaint asserting the same claims. In October 2020, the court denied defendants' demurrer as to the Section 11 and Section 15 claims and granted the demurrer as to the Section 12(a)(2) claim with leave to file an amended complaint. In November 2020, the lead plaintiff filed an amended consolidated complaint. Defendants' demurrer to the Section 12(a)(2) claim was sustained with further leave to amend. Plaintiffs have until July 26, 2021 in which to file a further amended complaint.
Given the procedural posture and the nature of such litigation matters, we are unable to estimate the reasonably possible loss or range of loss, if any, that may result from these matters. We dispute the claims described above and intend to vigorously defend against them.
Derivative Litigation
In September 2019, two stockholder derivative lawsuits were filed in the U.S. District Court for the Northern District of California against certain of Zuora’s directors and executive officers and naming Zuora as a nominal defendant. The derivative actions allege claims based on events similar to those in the securities class actions and assert causes of action against the individual defendants for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and for making false and misleading statements about Zuora's business, operations, and prospects in violation of Section 14(a) of the Exchange Act. Plaintiffs seek corporate reforms, unspecified damages and restitution, and fees and costs. In November 2019, the stockholder derivative lawsuits, which are related to the federal securities class action, were assigned to the same judge who is overseeing the federal securities class action lawsuit. In February 2020, the court entered an order consolidating the two derivative lawsuits. In August 2020, the court entered an order staying the consolidated action until the completion of fact discovery in the federal securities class action.
In May and June 2020, two stockholder derivative lawsuits were filed in the U.S. District Court for the District of Delaware against certain of Zuora’s directors and current and former executive officers. The derivative actions allege claims based on events similar to those in the securities class actions and the derivative actions pending in the Northern District of California and assert causes of action against the individual defendants for breach of fiduciary duty, unjust enrichment, waste of corporate assets, contribution, and for making false and misleading statements about Zuora's business, operations, and prospects in violation of Section 14(a) of the Exchange Act. Plaintiff seeks corporate reforms, unspecified damages and restitution, and fees and costs. In June 2020, the court entered an order consolidating the two Delaware derivative lawsuits. In August 2020, the court entered an order staying the consolidated action until the completion of fact discovery in the federal securities class action. In February and March 2021, two additional stockholder derivative lawsuits were filed in Delaware Chancery Court; those actions have now been consolidated and plaintiffs assert claims against, among others, certain current and former officers and directors for breach of fiduciary duty and unjust enrichment based on allegations similar to those in the actions described above.
Given the procedural posture and the nature of such litigation matters, we are unable to estimate the reasonably possible loss or range of loss, if any, that may result from these matters.
Other Contractual Obligations
As of April 30, 2021, we had a contractual obligation to make $7.8 million in purchases of cloud computing services provided by one of our vendors by September 30, 2021.

Note 14. Income Taxes
The following table reflects our income tax provision, pretax loss and effective tax rate for the periods presented (in thousands, except percentages):

	Three Months Ended April 30,
	2021	2020
Loss before income taxes	$(17,288)	$(17,325)
Income tax provision	373	163
Effective tax rate	(2.2)%	(0.9)%
The effective tax rates differ from the statutory rates primarily as a result of providing no benefit on pretax losses incurred in the United States, as we have determined that the benefit of the losses is not more likely than not to be realized.
Note 15. Stockholders' Equity
Preferred Stock
As of April 30, 2021, Zuora had authorized 10 million shares of preferred stock, each with a par value of $0.0001 per share. As of April 30, 2021, no shares of preferred stock were issued and outstanding.
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
As of April 30, 2021, Zuora had authorized 500 million shares of Class A common stock and 500 million shares of Class B common stock, each with a par value of $0.0001 per share. As of April 30, 2021, 111.3 million shares of Class A common stock and 10.9 million shares of Class B common stock were issued and outstanding.
Accumulated Other Comprehensive Income
Components of accumulated other comprehensive income were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance, January 31, 2021	$791	$5	$796
Foreign currency translation adjustment	(85)	—	(85)
Unrealized loss on available-for-sale securities	—	(34)	(34)
Balance, April 30, 2021	$706	$(29)	$677
There were no material reclassifications out of accumulated other comprehensive income during the three months ended April 30, 2021. Additionally, there was no material tax impact on the amounts presented.

Note 16. Employee Stock Plans
Equity Incentive Plans
In March 2018, our Board of Directors adopted and our stockholders approved the 2018 Equity Incentive Plan (2018 Plan). The 2018 Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, RSUs, performance awards, and stock bonuses. As of April 30, 2021, approximately 26.9 million shares of Class A common stock were reserved and available for issuance under the 2018 Plan. In addition, as of April 30, 2021, 6.6 million stock options and RSUs exercisable or settleable for Class B common stock were outstanding in the aggregate under our 2006 Stock Plan (2006 Plan) and 2015 Equity Incentive Plan (2015 Plan), which plans were terminated in May 2015 and April 2018, respectively. The 2006 Plan and 2015 Plan continue to govern outstanding equity awards granted thereunder.
Stock Options
The following tables summarize stock option activity and related information (in thousands, except weighted-average exercise price, weighted-average grant date fair value and average remaining contractual term):

	Shares Subject To Outstanding Stock Options	Weighted-Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, January 31, 2021	11,812	$8.54	6.6	80,212
Granted	135	15.66
Exercised	(650)	5.48
Forfeited	(419)	13.04
Balance, April 30, 2021	10,878	8.64	6.4	87,151
Exercisable as of April 30, 2021	7,367	5.60	5.2	78,086
Vested and expected to vest as of April 30, 2021	10,496	8.47	6.3	85,876

	Three Months Ended April 30,
	2021	2020
Weighted-average grant date fair value per share of options granted during each respective period	$6.53	$4.21
Aggregate intrinsic value of options exercised during each respective period	$6,591	$7,499

We used the Black-Scholes option-pricing model to estimate the fair value of our stock options granted during each respective period using the following assumptions:

	Three Months Ended April 30,
	2021	2020
Fair value of common stock	$15.66	$10.57
Expected volatility	42.3%	41.4%
Expected term (years)	6.1	6.1
Risk-free interest rate	1.0%	0.5%
Expected dividend yield	—	—
RSU and Restricted Stock Award Activity
The following table summarizes RSU and restricted stock award activity and related information (in thousands, except weighted-average grant date fair value):

	Number of RSU and Restricted Shares Outstanding	Weighted-Average Grant Date Fair Value
Balance, January 31, 2021	8,278	$13.54
Granted	1,644	15.66
Vested	(650)	14.04
Forfeited	(718)	13.96
Balance, April 30, 2021	8,554	13.87
2018 Employee Stock Purchase Plan
In March 2018, our Board of Directors adopted and our stockholders approved the 2018 Employee Stock Purchase Plan (ESPP). A total of 4.5 million shares of Class A common stock were reserved and available for issuance under the ESPP as of April 30, 2021. The ESPP provides for 24-month offering periods beginning June 15 and December 15 of each year, and each offering period contains four six-month purchase periods. On each purchase date, ESPP participants will purchase shares of our Class A common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Class A common stock on the offering date or (2) the fair market value of the Class A common stock on the purchase date.
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories in the accompanying unaudited condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended April 30,
	2021	2020
Cost of subscription revenue	$1,043	$852
Cost of professional services revenue	2,001	1,650
Research and development	4,529	3,542
Sales and marketing	4,080	3,005
General and administrative	2,144	1,835
Total stock-based compensation expense	$13,797	$10,884
As of April 30, 2021, unrecognized compensation costs related to unvested equity awards and the weighted-average remaining period over which those costs are expected to be realized were as follows (dollars in thousands):

	Stock Options	RSUs	ESPP
Unrecognized compensation costs	$16,955	$97,475	$6,619
Weighted-average remaining recognition period	2.6 years	3.1 years	1.0 years

Note 17. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended April 30,
	2021	2020
Numerator:
Net loss	$(17,661)	$(17,488)
Denominator:
Weighted-average common shares outstanding, basic and diluted	121,354	115,139
Net loss per share, basic and diluted	$(0.15)	$(0.15)
Since we were in a net loss position for all periods presented, basic net loss per share attributable to common stockholders is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	April 30,
	2021	2020
Issued and outstanding stock options	10,878	12,577
Unvested RSUs and restricted stock issued and outstanding	8,554	4,994
Shares committed under ESPP	333	300
Total	19,765	17,871

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 31, 2021 filed with the Securities and Exchange Commission (SEC) on March 31, 2021 (Annual Report). As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, including, but not limited to, risks and uncertainties related to the impact of the COVID-19 pandemic on our business, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Form 10-Q and in our Annual Report. Our fiscal year ends on January 31.
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
COVID-19 Pandemic Impact
The COVID-19 pandemic has caused certain disruptions to our business operations—such as delays and lengthening of our customary sales cycles and postponed implementations, certain customers not purchasing or renewing our products or services, requests for extended payment terms and contract restructurings by certain customers more severely impacted by the pandemic, challenges in sales and customer success efforts due to travel restrictions, and shifting certain customer events to virtual-only experiences. During the quarter ended April 30, 2021, we experienced fewer disruptions including customer loss, down-sells, customer requests for extended payment terms and other relief due to the COVID-19 pandemic as compared to the prior year. We believe that such COVID-related disruptions experienced to date have not had a material impact on our overall financial results for the quarter. However, because our financial results are driven by multiple factors, some of which are not quantifiable, it is not possible to determine the significance of the specific impact of the COVID-19 pandemic on our financial results in any given period.
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
We are continuing to monitor the impact of the COVID-19 pandemic on our business operations and financial results. Last year we implemented plans to manage our costs in certain areas such as travel, events, and marketing and reduced our pace of hiring while continuing to prioritize new headcount critical to operations, sales and customer support. To the extent the business disruption continues for an extended period, additional cost management actions may be considered. The uncertainty surrounding the COVID-19 pandemic and its impact on the global economy could also lead to a more significant adverse impact on our business operations and financial performance in the future.
The COVID-19 pandemic and its impact on us and the economy may limit our ability to accurately forecast our future operating results, including our ability to predict revenue and expense levels, and plan for and model future operating results. Our competitors could experience similar or different impacts as a result of COVID-19, which could result in changes to our competitive landscape. While we have developed and continue to develop plans to help mitigate the negative impact of the pandemic on our business, these efforts may not be effective and any protracted economic downturn could significantly affect our business and operating results. We will continue to evaluate the nature and extent of the impact of the COVID-19 pandemic to our business. See Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for further discussion of the possible impact of the COVID-19 pandemic on our business and financial results.
Fiscal First Quarter Business Highlights and Recent Developments:
•We closed 5 deals with ACV of $500,000 or more.
•Dollar-based net retention increased to 103% compared to 100% as of January 31, 2021.
•Customers with ACV equal to or greater than $100,000 totaled 677 as of April 30, 2021, an increase of 5% compared to last year.
•Customer transaction volume through Zuora's billing platform was $17.0 billion as of April 30, 2021, an increase of 38% compared to last year.
•Cash provided by operating activities increased to $10.3 million compared to $3.0 million, and free cash flow increased to $8.6 million compared to ($2.2) million, in the three months ended April 30, 2020.
Fiscal First Quarter Financial Performance Summary:
Our financial performance for the three months ended April 30, 2021 compared to the three months ended April 30, 2020 reflects the following:
•Subscription revenue was $65.1 million, an increase of $8.2 million, or 14%; and total revenue was $80.3 million, an increase of $6.4 million, or 9%.
•Gross profit was $47.6 million, or 59% of total of revenue, compared to $41.6 million, or 56% of total revenue.
•Loss from operations was $17.4 million, or 22% of total revenue, compared to a loss of $17.7 million, or 24% of total revenue.
Key Operational and Financial Metrics
We monitor the following key operational and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:
Customers with Annual Contract Value (ACV) Equal to or Greater than $100,000
We believe our ability to enter into larger contracts is indicative of broader adoption of our solution by larger organizations. It also reflects our ability to expand our revenue footprint within our current customer base. We define ACV as the subscription revenue we would contractually expect to recognize from that customer over the next twelve months, assuming no increases or reductions in their subscriptions. We define the number of customers at the end of any particular period as the number of parties or organizations that have entered into a distinct subscription contract with us for which the term has not ended. Each party with which we have entered into a distinct subscription contract is considered a unique customer, and in some cases, there may be more than one customer within a single organization. We have increased the number of customers with ACV equal to or greater than $100,000 to 677 as of April 30, 2021, as compared to 643 customers as of April 30, 2020. We expect this metric to increase on a long-term basis, although it may fluctuate as we continue working to improve our overall sales motion.
Dollar-Based Retention Rate
We believe our dollar-based retention rate is a key measure of our ability to retain and expand revenue from our customer base over time. We calculate our dollar-based retention rate as of a period end by starting with the sum of the ACV from all customers as of twelve months prior to such period end, or prior period ACV. We then calculate the sum of the ACV from these same customers as of the current period end, or current period ACV. Current period ACV includes any upsells and also reflects contraction or attrition over the trailing twelve months, but excludes revenue from new customers added in the current period. We then divide the current period ACV by the prior period ACV to arrive at our dollar-based retention rate. Our dollar-based retention rate was 103% as of April 30, 2021 and 100% as of January 31, 2021. The dollar-based retention rate can fluctuate in any particular quarter, however we expect the rate to increase over the fiscal year.
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
Interest and Other Income, net
Interest and other income, net primarily consists of interest income from our investment holdings, interest expense associated with our Debt Agreement, and foreign exchange fluctuations.

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
Results of Operations
The following tables set forth our unaudited condensed consolidated results of operations for the periods presented in dollars and as a percentage of our total revenue (in thousands):

	Three Months Ended April 30,
	2021	2020
Revenue:
Subscription	$65,142	$56,896
Professional services	15,187	17,002
Total revenue	80,329	73,898
Cost of revenue:
Subscription	15,643	13,615
Professional services	17,078	18,682
Total cost of revenue	32,721	32,297
Gross profit	47,608	41,601
Operating expenses:
Research and development	18,967	17,543
Sales and marketing	31,865	28,496
General and administrative	14,185	13,265
Total operating expenses	65,017	59,304
Loss from operations	(17,409)	(17,703)
Interest and other income, net	121	378
Loss before income taxes	(17,288)	(17,325)
Income tax provision	373	163
Net loss	$(17,661)	$(17,488)

	Three Months Ended April 30,
	2021	2020
Revenue:
Subscription	81%	77%
Professional services	19	23
Total revenue	100	100
Cost of revenue:
Subscription	19	18
Professional services	21	25
Total cost of revenue	41	44
Gross profit	59	56
Operating expenses:
Research and development	24	24
Sales and marketing	40	39
General and administrative	18	18
Total operating expenses	81	80
Loss from operations	(22)	(24)
Interest and other income, net	—	1
Loss before income taxes	(22)	(23)
Income tax provision	—	—
Net loss	(22)%	(24)%
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
•Certain litigation. We exclude non-recurring charges and benefits, net of currently expected insurance recoveries, including litigation expenses and settlements, related to litigation matters that are outside of the ordinary course of our business. We believe these charges and benefits do not have a direct correlation to the operations of our business and may vary in size depending on the timing and results of such litigation and related settlements. We began excluding litigation that is outside of the ordinary course of our business from our non-GAAP financial measures in the second quarter of fiscal 2021 as these expenses significantly increased, specifically expenses relating to our ongoing securities class actions and derivative litigation.
The following tables provide a reconciliation of our GAAP to Non-GAAP measures (in thousands, except percentages and per share data):

	Three Months Ended April 30, 2021
	GAAP	Stock-based Compensation	Amortization of Acquired Intangibles	Internal-use Software	Certain Litigation	Non-GAAP
Cost of revenue:
Cost of subscription revenue	$15,643	$(1,043)	$(423)	$(752)	$—	$13,425
Cost of professional services revenue	17,078	(2,001)	—	—	—	15,077
Gross profit	47,608	3,044	423	752	—	51,827
Operating expenses:
Research and development	18,967	(4,529)	—	802	—	15,240
Sales and marketing	31,865	(4,080)	—	—	—	27,785
General and administrative	14,185	(2,144)	—	117	(809)	11,349
Loss from operations	(17,409)	13,797	423	(167)	809	(2,547)
Net loss	$(17,661)	$13,797	$423	$(167)	$809	$(2,799)
Net loss per share, basic and diluted(1)	$(0.15)					$(0.02)
Gross margin	59%					65%
Subscription gross margin	76%					79%

	Three Months Ended April 30, 2020
	GAAP	Stock-based Compensation	Amortization of Acquired Intangibles	Internal-use Software	Non-GAAP
Cost of revenue:
Cost of subscription revenue	$13,615	$(852)	$(423)	$(149)	$12,191
Cost of professional services revenue	18,682	(1,650)	—	—	17,032
Gross profit	41,601	2,502	423	149	44,675
Operating expenses:
Research and development	17,543	(3,542)	—	1,428	15,429
Sales and marketing	28,496	(3,005)	—	—	25,491
General and administrative	13,265	(1,835)	—	—	11,430
Loss from operations	(17,703)	10,884	423	(1,279)	(7,675)
Net loss	$(17,488)	$10,884	$423	$(1,279)	$(7,460)
Net loss per share, basic and diluted(1)	$(0.15)				$(0.06)
Gross margin	56%				60%
Subscription gross margin	76%				79%
(1) Calculated based upon 121,354 and 115,139 weighted-average shares of common stock outstanding for the three months ended April 30, 2021 and 2020, respectively.
Free Cash Flow
We define free cash flow as net cash provided by operating activities, less cash used for purchases of property and equipment, net of insurance recoveries. Insurance recoveries include amounts paid to us for property and equipment that were damaged in January 2020 at our corporate headquarters. We include the impact of net purchases of property and equipment in our free cash flow calculation because we consider these capital expenditures to be a necessary component of our ongoing operations. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can possibly be used for investing in our business and strengthening our balance sheet, but it is not intended to represent the residual cash flow available for discretionary expenditures.

	Three Months Ended April 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$10,251	$2,951
Less:
Purchases of property and equipment, net of insurance recoveries	(1,621)	(5,120)
Free cash flow	$8,630	$(2,169)

Comparison of the Three Months Ended April 30, 2021 and 2020
Revenue

	Three Months Ended April 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscription	$65,142	$56,896	$8,246	14%
Professional services	15,187	17,002	(1,815)	(11)%
Total revenue	$80,329	$73,898	$6,431	9%
Percentage of revenue:
Subscription	81%	77%
Professional services	19	23
Total revenue	100%	100%
Subscription revenue increased by $8.2 million, or 14%, for the three months ended April 30, 2021 compared to the three months ended April 30, 2020. The increase was driven by growth in our customer base, including both new and existing customers. New customers contributed approximately $5.2 million of the increase in subscription revenue for the three months ended April 30, 2021 compared to the three months ended April 30, 2020, while increased transaction volume and sales of additional products to our existing customers contributed the remainder. We calculate subscription revenue from new customers during the quarter by adding the revenue recognized from new customers acquired in the 12 months prior to the reporting date.
Professional services revenue decreased by $1.8 million, or (11)%, for the three months ended April 30, 2021 compared to the three months ended April 30, 2020, partially driven by the shifting of services work to our system integration partners.
Cost of Revenue and Gross Margin

	Three Months Ended April 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$15,643	$13,615	$2,028	15%
Professional services	17,078	18,682	(1,604)	(9)%
Total cost of revenue	$32,721	$32,297	$424	1%
Gross margin:
Subscription	76%	76%
Professional services	(12)	(10)
Total gross margin	59%	56%
Cost of subscription revenue increased by $2.0 million, or 15%, for the three months ended April 30, 2021 compared to the three months ended April 30, 2020. The increase in cost of subscription revenue was due to increases of $1.1 million in third-party hosting costs as we grow and transition our data center model to the cloud, $0.6 million in amortization of internal-use software costs and $0.3 million in employee compensation costs.
Cost of professional services revenue decreased by $1.6 million, or (9)%, for the three months ended April 30, 2021 compared to the three months ended April 30, 2020. The decrease in cost of professional services revenue was primarily due to decreases of $0.7 million in employee compensation costs, $0.4 million in travel costs, and $0.4 million in allocated overhead costs.

Our gross margin for subscription services remained consistent at 76% for the three months ended April 30, 2021 and three months ended April 30, 2020.

Our gross margin for professional services decreased to (12)% for the three months ended April 30, 2021 compared to (10)% for the three months ended April 30, 2020, primarily due to an increase of $0.4 million in stock-based compensation expense and a $0.3 million investment in training our partners.
Operating Expenses
Research and Development

	Three Months Ended April 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Research and development	$18,967	$17,543	$1,424	8%
Percentage of total revenue	24%	24%
Research and development expense increased by $1.4 million, or 8%, for the three months ended April 30, 2021 compared to the three months ended April 30, 2020 primarily due to an increase of $0.9 million in employee compensation costs and $0.6 million reduced capitalization of internal-use software costs compared to prior year. Research and development expense remained consistent at 24% of total revenue for the three months ended April 30, 2021 and 2020, respectively.
Sales and Marketing

	Three Months Ended April 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$31,865	$28,496	$3,369	12%
Percentage of total revenue	40%	39%
Sales and marketing expense increased by $3.4 million, or 12%, for the three months ended April 30, 2021 compared to the three months ended April 30, 2020, primarily due to $1.2 million in payroll related costs from increased headcount, $1.3 million increased amortization of deferred commissions and $0.6 million in allocated overhead costs, partially offset by a decrease of $0.8 million in travel costs. Sales and marketing expense increased to 40% of total revenue during the three months ended April 30, 2021 from 39% during the three months ended April 30, 2020.
General and Administrative

	Three Months Ended April 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
General and administrative	$14,185	$13,265	$920	7%
Percentage of total revenue	18%	18%
General and administrative expense increased by $0.9 million, or 7%, for the three months ended April 30, 2021 compared to the three months ended April 30, 2020, primarily due to increases of $0.8 million in shareholder litigation expenses and $0.6 million in employee compensation costs, partially offset by a $0.4 million decrease in outside professional services. General and administrative expense remained consistent at 18% of total revenue during the three months ended April 30, 2021 and 2020.

Interest and other income, net

	Three Months Ended April 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Interest and other income, net	$121	$378	$(257)	(68)%
Interest and other income, net decreased by $0.3 million for the three months ended April 30, 2021 compared to the three months ended April 30, 2020, primarily due to a decrease in interest income from short-term investments.
Income Tax Provision

	Three Months Ended April 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Income tax provision	$373	$163	$210	129%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the three months ended April 30, 2021 and 2020, we recorded a tax provision of $0.4 million and $0.2 million, respectively, on a loss before income taxes of $17.3 million in each period. The effective tax rates for the three months ended April 30, 2021 and 2020 were (2.2)% and (0.9)%, respectively. The effective tax rate differs from the statutory rate primarily as a result of providing no benefit on pretax losses incurred in the United States. For the three months ended April 30, 2021 and 2020, we maintained a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.
Liquidity and Capital Resources
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations.
As of April 30, 2021, we had cash and cash equivalents and short-term investments of $197.4 million that was primarily invested in deposit accounts, money market funds, corporate debt securities, supranational securities, commercial paper, and U.S. government securities. We don't enter into investments for trading or speculative purposes.
We finance our operations primarily through sales to our customers, which are generally billed in advance on an annual or quarterly basis. Customers with annual or multi-year contracts are generally only billed one annual period in advance. We also finance our operations through proceeds from issuances of stock under our employee stock plans and borrowings under our Debt Agreement. In the three months ended April 30, 2021, we repaid $1.1 million of principal on our term loans and have the ability borrow up to an additional $30.0 million in revolving loans under our Debt Agreement until October 2022.
We believe our existing cash and cash equivalents, short-term investments, cash provided by operating activities, and funds available under our Debt Agreement will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings, and the continuing market adoption of our products.
We continually evaluate our capital needs and may decide to raise additional capital to fund the growth of our business for general corporate purposes through public or private equity offerings or through additional debt financing. We also may in the future make investments in or acquire businesses or technologies that could require us to seek additional equity or debt financing. To facilitate acquisitions or investments, we may seek additional equity or debt financing, which may not be available on terms favorable to us or at all. Sales of additional equity could result in dilution to our stockholders. We expect proceeds from the exercise of stock options in future years to be impacted by the increased mix of restricted stock units versus stock options granted to employees and to vary based on our share price. The uncertainty created by the changing markets and economic conditions related to the COVID-19 pandemic may impact our customers' ability to pay us on a timely basis, which could negatively impact our cash flows.
Debt Agreement
See Note 9. Debt to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information about our Debt Agreement.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended April 30,
	2021	2020
Net cash provided by operating activities	$10,251	$2,951
Net cash (used in) provided by investing activities	(5,616)	24,990
Net cash provided by financing activities	2,456	2,905
Effect of exchange rates on cash and cash equivalents	(85)	(427)
Net increase in cash and cash equivalents	$7,006	$30,419
Operating Activities
Net cash provided by operating activities of $10.3 million for the three months ended April 30, 2021 was comprised primarily of customer collections for our subscription and professional services, cash payments for our personnel, sales and marketing efforts and infrastructure related costs, and payments to vendors for products and services related to our ongoing business operations.
Net cash provided by operations for the three months ended April 30, 2021 increased $7.3 million compared to the same period last year as a result of increased cash collections from our customers.
Investing Activities
Net cash used in investing activities for the three months ended April 30, 2021 was $5.6 million. We purchased $4.0 million in short-term investments and used $1.6 million, net of insurance recoveries, to purchase property and equipment and to develop internal-use software as we continue to invest in and grow our business.
Net cash used in investing activities for the three months ended April 30, 2021 decreased $30.6 million compared to the three months ended April 30, 2020 primarily due to $4.0 million net purchases of short-term investments, compared to $30.1 million net proceeds from short-term investments last year. Payments for property and equipment, net of insurance recoveries, were $3.5 million lower compared to the same period last year primarily due to cash used for leasehold improvements on our new corporate headquarters during the three months ended April 30, 2021.
Financing Activities
Cash provided by financing activities for the three months ended April 30, 2021 of $2.5 million was primarily due to $3.6 million in proceeds from stock option exercises, net of repurchases, partially offset by $1.1 million of debt principal payments.
Net cash provided by financing activities for the three months ended April 30, 2021 decreased $0.4 million compared to the three months ended April 30, 2020 primarily due to less proceeds from stock option exercises in the current quarter.

Off-Balance Sheet Arrangements
As of April 30, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Obligations and Other Commitments
Our principal commitments consist of obligations under our operating leases for office space, our Debt Agreement, and a contractual obligation for cloud computing services. The following table summarizes our significant contractual obligations as of April 30, 2021 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations¹	$77,166	$13,898	$22,576	$12,394	$28,298
Debt principal and interest²	5,103	4,507	596	—	—
Other contractual obligations³	7,782	7,782	—	—	—
	$90,051	$26,187	$23,172	$12,394	$28,298
_________________________________
(1) Consists of future non-cancelable minimum rental payments under operating leases for our offices, which expire on varying dates through June 2030.
(2) Debt principal and interest includes amounts owed under our Debt Agreement, including principal, interest and a $0.2 million facility fee on the term loan. Interest payments were calculated using the applicable rate as of April 30, 2021. See Note 9. Debt of the notes to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information.
(3) Represents a contractual obligation to make purchases primarily related to cloud computing services from one of our vendors by September 30, 2021.
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us, or from data breaches or intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. As of April 30, 2021, no demands had been made upon us to provide indemnification under such agreements and there were no claims that we are aware of that could have a material effect on our consolidated balance sheets, consolidated statements of comprehensive loss, or consolidated statements of cash flows.
As of April 30, 2021, we had accrued liabilities related to uncertain tax positions, which are reflected in our unaudited condensed consolidated balance sheets. These accrued liabilities are not reflected in the table above since it is unclear when they will be repaid.
Critical Accounting Policies and Estimates
We prepare our unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (GAAP). In the preparation of these unaudited condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the applicable periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates.
Our significant accounting policies are discussed in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021, filed with the SEC on March 31, 2021. Any significant changes to these policies during the three months ended April

30, 2021 are described in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements to our condensed consolidated financial statements provided herein.
Recent Accounting Pronouncements - Not Yet Adopted
As of April 30, 2021, there are no recently issued accounting pronouncements not yet adopted that are expected to have a material impact on our consolidated financial statements.
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
Foreign Currency Exchange Risk
Our sales contracts are denominated predominantly in U.S. Dollars, Euros (EUR), and British Pounds (GBP). A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the EUR, Chinese Yuan (CNY), and GBP. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statement of comprehensive loss. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements for the three months ended April 30, 2021. Given the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Interest Rate Risk
We had cash and cash equivalents and short-term investments of $197.4 million as of April 30, 2021. Our cash and cash equivalents and short-term investments are held for working capital purposes. We do not make investments for trading or speculative purposes. Additionally, under our Debt Agreement, we pay interest on any outstanding balances based on a variable market rate. A significant change in these market rates may adversely affect our operating results.
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
As of April 30, 2021, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents and short-term investments or interest owed on our outstanding debt. Fluctuations in the value of our cash equivalents and short-term investments caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities prior to maturity. In addition, a hypothetical 10% relative change in interest rates would not have had a material impact on our operating results for the three months ended April 30, 2021.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2021. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of April 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.
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
Item 1A. Risk Factors
An investment in our common stock involves a high degree of risk, and the following is a summary of key risk factors when considering an investment. You should read the summary risks together with the more detailed discussion of risks set forth following this summary, as well as elsewhere in this Quarterly Report on Form 10-Q. Additional risks, beyond those summarized below or discussed elsewhere in this Quarterly Report on Form 10-Q, may apply to our activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate.
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
Our ability to achieve significant growth in revenue in the future will depend, in large part, upon our ability to attract new customers. This may be particularly challenging where an organization has already invested substantial personnel and financial resources to integrate billings and other business and financial management tools, including custom-built solutions, into its business, as such an organization may be reluctant or unwilling to invest in new products and services. As a result, selling our solution often requires sophisticated and costly sales efforts that are targeted at senior management. During the three months ended April 30, 2021, sales and marketing expenses represented approximately 40% of our total revenue. If we fail to attract new customers and fail to maintain and expand new customer relationships, our revenue may grow more slowly than we expect and our business may be adversely affected.
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
We have incurred net losses in each fiscal year since inception, including net losses of $73.2 million, $83.4 million and $72.7 million in fiscal 2021, 2020 and 2019, respectively. We expect to incur net losses for the foreseeable future. As of April 30, 2021, we had an accumulated deficit of $481.7 million. We expect to make significant future expenditures related to the development and expansion of our business, including increasing our overall customer base, expanding relationships with existing customers, entering new vertical markets, expanding our global footprint, expanding and leveraging our relationships with strategic partners including system integrators to accelerate our growth, optimizing pricing and packaging, and expanding our operations and infrastructure, both domestically and internationally, and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these increased expenses. Some or all of the foregoing initiatives have been and may continue to be temporarily delayed or re-evaluated as part of our efforts to mitigate the ongoing effects of the COVID-19 pandemic on our business, which may negatively affect our ability to expand our operations and maintain or increase our sales. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.
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
We believe that our entrepreneurial corporate culture has been a key contributor to our success. We have worked to develop what we call our “ZEO” culture, which is based on the idea that each employee is the CEO of their job and career, and we strive to empower every employee to make and own their decisions and contributions to our company. As a result of the COVID-19 pandemic, nearly all of our employees have been working remotely, which can create additional obligations and difficulties for certain employees and could negatively impact our corporate culture. If we do not continue to develop our corporate culture as we grow and evolve, including maintaining a culture that encourages individual entrepreneurship by our employees, it could harm our ability to foster the innovation, creativity, and teamwork we believe that we need to support our growth. Further, as our organization grows and we are required to implement more complex organizational structures, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture, which could negatively impact our future success.
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
We have been recognizing increased revenue from international sales, and we conduct our business activities in various foreign countries. We currently have operations in North America, Europe, Asia, and Australia. During the three months ended April 30, 2021, we derived approximately 38% of our total revenue from customers located outside the United States. Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple cultures, customs, legal systems, regulatory systems, and commercial infrastructures. International expansion will require us to invest significant funds and other resources. Our operations in international markets may not develop at a rate that supports our level of investment. Expanding internationally may subject us to new risks that we have not faced before or increase risks that we currently face, including risks associated with:
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
We also are bound by standards, contracts and other obligations relating to processing personal information that are more stringent than applicable laws and regulations. The costs of compliance with, and other burdens imposed by, these laws, regulations, and other obligations are significant. In addition, some companies, particularly larger or global enterprises, often will not contract with vendors that do not meet these rigorous obligations and often seek contract terms to ensure we are financially liable for any breach of these obligations. Accordingly, our or as well as our vendors' failure, or perceived inability, to comply with these obligations may limit the demand, use and adoption of our solution, lead to regulatory investigations, breach of contract claims, litigation, damage our reputation and brand and lead to significant fines, penalties, or liabilities or slow the pace at which we close sales transactions, any of which could harm our business. Future laws, regulations, standards, and other obligations, actions by governments or other agencies, and changes in the interpretation or inconsistent interpretation of existing laws, regulations, standards, and other obligations could result in increased regulation, increased costs of compliance and penalties for non-compliance, costly changes to Zuora's products or their functionality, and limitations on processing personal information. For example, the EU and United States agreed in 2016 to a framework for data transferred from the EU to the United States, called the Privacy Shield, which was invalidated by the European Court in July 2020. Based on the European Court’s July 2020 decision that companies may continue to rely on Standard Contractual Clauses, commonly referred to as the Model Clauses, if certain requirements are met, we continue to rely upon such clauses for transfers of personal data across national borders. In the future, the Model Clauses may be modified or invalidated, which could affect our or our customers’ ability to transfer personal data and customers’ ability to use our products and services.
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
Our solution is subject to governmental, including United States and European Union, export control laws and import regulations, and as a U.S. company we are covered by the U.S. sanctions regulations. U.S. export control and economic sanctions laws and regulations prohibit the shipment of certain products and services to U.S. embargoed or sanctioned countries, governments, entities and persons, and complying with export control and sanctions regulations for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. While we take precautions to prevent our solution from being exported in violation of these laws or engaging in any other activities that are subject to these regulations, if we were to fail to comply with U.S. export laws, U.S. Customs regulations and import regulations, U.S. economic sanctions, and other countries’ import and export laws, we could be subject to substantial civil and criminal penalties, including fines for our company, incarceration for responsible employees and managers; the possible loss of export or import privileges which could impact our ability to provide our solution to customers; and reputational harm.
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
The market price of our Class A common stock has been and may continue to be volatile. Since shares of our Class A were sold in our Initial Public Offering (IPO) in April 2018 at a price of $14.00 per share, the reported low and high sales prices of our common stock has ranged from $6.21 to $37.78 through June 3, 2021. The market price of our Class A common stock and the market price of the common stock of many other companies fell significantly in the early stage of the COVID-19 pandemic. The extent to which, and for how long, the COVID-19 pandemic may continue to impact the market price of our Class A common stock is unclear. In addition to factors discussed in this Form 10-K, the market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market. The perception that these sales might occur may also cause the market price of our Class A common stock to decline. As of May 31, 2021, we had outstanding a total of 111.4 million shares of Class A common stock and 10.9 million shares of Class B common stock.
In addition, as of April 30, 2021, we had outstanding stock options and restricted stock units (RSUs) that could result in the issuance of 19.4 million shares of Class A common stock. Subject to the satisfaction of applicable vesting requirements, the shares issued upon exercise of outstanding stock options or settlement of outstanding RSUs will be available for immediate resale in the open market.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of April 30, 2021, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock (including outstanding vested options, if exercised) collectively would control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the outstanding shares of Class B common stock, (ii) April 16, 2028, and (iii) the date the shares of Class B common stock cease to represent at least 5% of all outstanding shares of our common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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

ZUORA, INC.

Date: June 4, 2021	By:	/s/ Todd McElhatton
Todd McElhatton
Chief Financial Officer (Principal Accounting and Financial Officer)