Form 10-Q
period 2021-07-31
ZUORA INC
filed 2021-09-03
CIK 1423774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
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

As of August 31, 2021, the number of shares of the Registrant's Class A common stock outstanding was 115.5 million and the number of shares of the Registrant's Class B common stock outstanding was 9.1 million.

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

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements
ZUORA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	July 31, 2021	January 31, 2021
Assets
Current assets:
Cash and cash equivalents	$104,589	$94,110
Short-term investments	96,316	92,484
Accounts receivable, net of allowance for credit losses of $2,472 and $4,522 as of July 31, 2021 and January 31, 2021, respectively	56,239	78,860
Deferred commissions, current portion	13,085	12,712
Prepaid expenses and other current assets	18,842	15,574
Total current assets	289,071	293,740
Property and equipment, net	31,195	33,369
Operating lease right-of-use assets	46,248	47,085
Purchased intangibles, net	4,560	3,928
Deferred commissions, net of current portion	21,505	21,905
Goodwill	17,632	17,632
Other assets	3,414	3,848
Total assets	$413,625	$421,507
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,720	$2,249
Accrued expenses and other current liabilities	14,749	14,550
Accrued employee liabilities	27,382	29,470
Debt, current portion	3,882	4,397
Deferred revenue, current portion	118,920	127,701
Operating lease liabilities, current portion	10,883	9,630
Total current liabilities	179,536	187,997
Debt, net of current portion	—	1,666
Deferred revenue, net of current portion	1,107	1,529
Operating lease liabilities, net of current portion	50,794	53,590
Deferred tax liabilities	1,928	1,929
Other long-term liabilities	2,918	2,883
Total liabilities	236,283	249,594
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A common stock	12	11
Class B common stock	1	1
Additional paid-in capital	682,202	635,127
Accumulated other comprehensive income	503	796
Accumulated deficit	(505,376)	(464,022)
Total stockholders’ equity	177,342	171,913
Total liabilities and stockholders’ equity	$413,625	$421,507
See notes to unaudited condensed consolidated financial statements.

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Revenue:
Subscription	$71,498	$58,312	$136,640	$115,208
Professional services	14,989	16,677	30,176	33,679
Total revenue	86,487	74,989	166,816	148,887
Cost of revenue:
Subscription	17,268	14,401	32,911	28,016
Professional services	18,724	18,674	35,802	37,356
Total cost of revenue	35,992	33,075	68,713	65,372
Gross profit	50,495	41,914	98,103	83,515
Operating expenses:
Research and development	20,860	19,427	39,827	36,970
Sales and marketing	36,261	28,608	68,126	57,104
General and administrative	16,376	15,383	30,561	28,648
Total operating expenses	73,497	63,418	138,514	122,722
Loss from operations	(23,002)	(21,504)	(40,411)	(39,207)
Interest and other (expense) income, net	(453)	1,936	(332)	2,314
Loss before income taxes	(23,455)	(19,568)	(40,743)	(36,893)
Income tax provision	238	554	611	717
Net loss	(23,693)	(20,122)	(41,354)	(37,610)
Comprehensive loss:
Foreign currency translation adjustment	(174)	338	(259)	(89)
Unrealized (loss) gain on available-for-sale securities	—	(74)	(34)	83
Comprehensive loss	$(23,867)	$(19,858)	$(41,647)	$(37,616)
Net loss per share, basic and diluted	$(0.19)	$(0.17)	$(0.34)	$(0.32)
Weighted-average shares outstanding used in calculating net loss per share, basic and diluted	123,134	116,838	122,259	115,998
See notes to unaudited condensed consolidated financial statements.

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Six Months Ended July 31, 2021
						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 31, 2021	109,900	$11	11,004	$1	$635,127	$796	$(464,022)	$171,913
Conversion of Class B common stock to Class A common stock	3,111	—	(3,111)	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchases	313	1	1,204	—	10,186	—	—	10,187
Lapse of restrictions on common stock related to early exercise of stock options	—	—	—	—	18	—	—	18
RSU releases	1,539	—	26	—	—	—	—	—
Purchases of common stock under the ESPP	388	—	—	—	4,005	—	—	4,005
Charitable donation of stock	61	—	—	—	1,000	—	—	1,000
Stock-based compensation	—	—	—	—	31,866	—	—	31,866
Other comprehensive loss	—	—	—	—	—	(293)	—	(293)
Net loss	—	—	—	—	—	—	(41,354)	(41,354)
Balance, July 31, 2021	115,312	$12	9,123	$1	$682,202	$503	$(505,376)	$177,342

	Three Months Ended July 31, 2021
						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, April 30, 2021	111,249	$11	10,955	$1	$652,501	$677	$(481,683)	$171,507
Conversion of Class B common stock to Class A common stock	2,431	—	(2,431)	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchases	274	1	593	—	6,619	—	—	6,620
Lapse of restrictions on common stock related to early exercise of stock options	—	—	—	—	8	—	—	8
RSU releases	909	—	6	—	—	—	—	—
Purchases of common stock under the ESPP	388	—	—	—	4,005	—	—	4,005
Charitable donation of stock	61	—	—	—	1,000	—	—	1,000
Stock-based compensation	—	—	—	—	18,069	—	—	18,069
Other comprehensive loss	—	—	—	—	—	(174)	—	(174)
Net loss	—	—	—	—	—	—	(23,693)	(23,693)
Balance, July 31, 2021	115,312	$12	9,123	$1	$682,202	$503	$(505,376)	$177,342

	Six Months Ended July 31, 2020
						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 31, 2020	97,134	$10	17,348	$2	$555,307	$188	$(390,848)	$164,659
Conversion of Class B common stock to Class A common stock	6,420	1	(6,420)	(1)	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchases	(1)	—	1,877	—	7,984	—	—	7,984
Lapse of restrictions on common stock related to early exercise of stock options	—	—	—	—	71	—	—	71
RSU releases	1,256	—	70	—	—	—	—	—
Purchases of common stock under the ESPP	399	—	—	—	4,214	—	—	4,214
Charitable donation of stock	74	—	—	—	1,000	—	—	1,000
Stock-based compensation	—	—	—	—	29,160	—	—	29,160
Other comprehensive loss	—	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	(37,610)	(37,610)
Balance, July 31, 2020	105,282	$11	12,875	$1	$597,736	$182	$(428,458)	$169,472

	Three Months Ended July 31, 2020
						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance, April 30, 2020	99,655	$10	16,058	$2	$570,239	$(82)	$(408,336)	$161,833
Conversion of Class B common stock to Class A common stock	4,234	1	(4,234)	(1)	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchases	1	—	1,021	—	3,975	—	—	3,975
Lapse of restrictions on common stock related to early exercise of stock options	—	—	—	—	32	—	—	32
RSU releases	919	—	30	—	—	—	—	—
Purchases of common stock under the ESPP	399	—	—	—	4,214	—	—	4,214
Charitable donation of stock	74	—	—	—	1,000	—	—	1,000
Stock-based compensation	—	—	—	—	18,276	—	—	18,276
Other comprehensive income	—	—	—	—	—	264	—	264
Net loss	—	—	—	—	—	—	(20,122)	(20,122)
Balance, July 31, 2020	105,282	$11	12,875	$1	$597,736	$182	$(428,458)	$169,472
See notes to unaudited condensed consolidated financial statements.

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(41,354)	$(37,610)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	8,496	7,147
Stock-based compensation	31,866	29,160
Provision for credit losses	1,368	1,744
Donation of common stock to charitable foundation	1,000	1,000
Amortization of deferred commissions	7,859	5,455
Reduction in carrying amount of right-of-use assets	4,760	4,229
Other	426	181
Changes in operating assets and liabilities:
Accounts receivable	21,253	18,704
Prepaid expenses and other assets	(3,216)	716
Deferred commissions	(8,193)	(5,571)
Accounts payable	1,513	(1,887)
Accrued expenses and other liabilities	51	(1,073)
Accrued employee liabilities	(2,088)	2,068
Deferred revenue	(9,203)	(12,747)
Operating lease liabilities	(6,910)	(4,725)
Net cash provided by operating activities	7,628	6,791
Cash flows from investing activities:
Purchases of property and equipment	(3,697)	(9,950)
Insurance proceeds for damaged property and equipment	344	250
Purchase of intangible assets	(1,349)	—
Purchases of short-term investments	(53,650)	(24,376)
Sales of short-term investments	—	2,511
Maturities of short-term investments	49,492	79,205
Net cash (used in) provided by investing activities	(8,860)	47,640
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options, net of repurchases of unvested common stock	10,187	7,989
Proceeds from issuance of common stock under employee stock purchase plan	4,005	4,214
Principal payments on long-term debt	(2,222)	(2,220)
Net cash provided by financing activities	11,970	9,983
Effect of exchange rates on cash and cash equivalents	(259)	(89)
Net increase in cash and cash equivalents	10,479	64,325
Cash and cash equivalents, beginning of period	94,110	54,275
Cash and cash equivalents, end of period	$104,589	$118,600
Supplemental disclosure of non-cash investing and financing activities:
Lapse in restrictions on early exercised common stock options	$18	$71
Property and equipment purchases accrued or in accounts payable	$44	$118
Purchase of intangible assets included in accrued expenses and other current liabilities	$225	$—
See notes to unaudited condensed consolidated financial statements.

ZUORA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Overview and Basis of Presentation
Description of Business
Zuora, Inc. was incorporated in the state of Delaware in 2006 and began operations in 2007. Zuora’s fiscal year ends on January 31. Zuora is headquartered in Redwood City, California.
Zuora provides a cloud-based subscription management platform, architected specifically for dynamic, recurring business models. Our solution enables companies across multiple industries and geographies to launch, manage and scale a subscription business, automating the entire subscription quote-to-revenue process, including billing, collections and revenue recognition. With Zuora’s solution, businesses can change pricing and packaging for products and services to grow and scale, efficiently comply with revenue recognition standards, analyze customer data to optimize their subscription offerings, and build meaningful relationships with their subscribers.
References to “Zuora”, “us”, “our”, or “we” in these notes refer to Zuora, Inc. and its subsidiaries on a consolidated basis.
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

Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Our significant accounting policies are discussed in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements in our Annual Report for the fiscal year ended January 31, 2021. There have been no significant changes to these policies during the six months ended July 31, 2021.
Recent Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2019-12, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in the existing guidance for income taxes and making other minor improvements. We adopted this ASU on February 1, 2021, and the adoption did not have a material impact on our unaudited condensed consolidated financial statements.
Note 3. Investments
The amortized costs, unrealized gains and losses and estimated fair values of our short-term investments were as follows (in thousands):

	July 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$17,995	$1	$—	$17,996
Corporate bonds	18,762	—	(3)	18,759
Commercial paper	56,048	—	—	56,048
Supranational bonds	3,512	1	—	3,513
Total short-term investments	$96,317	$2	$(3)	$96,316

	January 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$18,007	$28	$—	$18,035
Corporate bonds	25,888	8	(3)	25,893
Commercial paper	48,556	—	—	48,556
Total short-term investments	$92,451	$36	$(3)	$92,484
There were no material realized gains or losses from sales of marketable securities that were reclassified out of accumulated other comprehensive income into investment income during the six months ended July 31, 2021 and 2020. We had no significant unrealized losses on our available-for-sale securities as of July 31, 2021 and as of January 31, 2021, and we do not expect material credit losses on our current investments in future periods. All securities had stated effective maturities of less than two years as of July 31, 2021.
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
The following tables summarize our fair value hierarchy for our financial assets measured at fair value on a recurring basis (in thousands):

	July 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$84,958	$—	$—	$84,958
Short-term investments:
U.S. government securities	$—	$17,996	$—	$17,996
Corporate bonds	—	18,759	—	18,759
Commercial paper	—	56,048	—	56,048
Supranational bonds	—	3,513	—	3,513
Total short-term investments	$—	$96,316	$—	$96,316

	January 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$85,664	$—	$—	$85,664
Short-term investments:
U.S. government securities	$—	$18,035	$—	$18,035
Corporate bonds	—	25,893	—	25,893
Commercial paper	—	48,556	—	48,556
Total short-term investments	$—	$92,484	$—	$92,484
The carrying amounts of certain financial instruments, including cash held in bank accounts, accounts receivable, accounts payable, and accrued expenses, approximate fair value due to their relatively short maturities. The carrying amount of debt approximates fair value due to its floating interest rate.
Note 5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	July 31, 2021	January 31, 2021
Prepaid software subscriptions	$5,635	$5,087
Prepaid insurance	4,539	2,317
Insurance recovery receivable	1,356	344
Prepaid hosting costs	1,221	1,847
Contract assets	1,187	1,381
Taxes	640	477
Other	4,264	4,121
Total	$18,842	$15,574

Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	July 31, 2021	January 31, 2021
Software	$21,672	$19,711
Leasehold improvements	19,548	18,978
Servers	14,133	14,179
Computer equipment	13,661	12,824
Furniture and fixtures	5,226	5,228
Vehicles	104	105
	74,344	71,025
Less accumulated depreciation and amortization	(43,149)	(37,656)
Total	$31,195	$33,369
The following table summarizes the capitalized internal-use software costs included within the Software line item in the table above (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Internal-use software costs capitalized during the period	$1,038	$1,283	$1,962	$2,721

			July 31, 2021	January 31, 2021
Total capitalized internal-use software, net of accumulated amortization			$9,232	$8,704
The following table summarizes total depreciation and amortization expense related to property and equipment, including amortization of internal-use software, included in General and administrative and Cost of subscription revenue in the accompanying unaudited condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Total depreciation and amortization expense	$2,984	$2,503	$5,828	$4,825

Note 7. Purchased Intangible Assets
The following table summarizes the purchased intangible asset balances and activity (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Balance, January 31, 2021	$12,893	$(8,965)	$3,928
Purchases of intangible assets	1,574	—	1,574
Amortization expense	—	(942)	(942)
Balance, July 31, 2021	$14,467	$(9,907)	$4,560
In May 2021, we purchased intellectual property assets primarily consisting of software from ModernAIze, Inc. (dba Live Objects) for cash consideration of $1.6 million, of which $0.2 million was retained by Zuora for 12 months to secure ModernAIze's indemnification obligations. The consideration includes purchase costs of $0.1 million related to this transaction. These assets are being amortized over an estimated useful life of three years.
The following table summarizes amortization expense related to purchased intangible assets included in Cost of subscription revenue in the accompanying unaudited condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Purchased intangible assets amortization expense	$519	$423	$942	$846
Note 8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	July 31, 2021	January 31, 2021
Accrued taxes	$3,611	$4,377
Accrued hosting and third-party licenses	3,351	3,073
Accrued outside services and consulting	2,473	2,380
Other accrued expenses	5,314	4,720
Total	$14,749	$14,550
Note 9. Debt
We have an agreement with Silicon Valley Bank that includes a revolving and term loan facility, which is secured by a lien on substantially all of our non-IP assets (Debt Agreement). Under the revolving loan facility, we may borrow up to $30.0 million until October 2022. As of July 31, 2021, we had not drawn down any amounts under this revolving loan. Under the term loan facility, we borrowed $15.0 million in June 2017 to partially finance the acquisition of Leeyo. Payments were interest only through June 2019, after which date payments of principal and interest are due in 36 equal monthly installments beginning in June 2019 until the maturity date in June 2022. A remaining balance of $3.7 million was outstanding as of July 31, 2021. The interest rate under both the revolving and term loan facility is equal to the prime rate published by the Wall Street Journal minus 1.00%.
Additionally, we will incur a fee of 1.5% of the original principal amount of the term loan facility, or $225,000, upon the earlier to occur of prepayment or the termination of the facility.

Note 10. Deferred Revenue and Performance Obligations
The following table summarizes revenue recognized during the period that was included in the deferred revenue balance at the beginning of each respective period (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Revenue recognized from deferred revenue	$67,740	$55,432	$99,405	$85,737
As of July 31, 2021, total remaining non-cancellable performance obligations under our subscription contracts with customers was approximately $325.3 million and we expect to recognize revenue on approximately 64% of these remaining performance obligations over the next 12 months. Remaining performance obligations under our professional service contracts as of July 31, 2021 were not material.
Note 11. Geographical Information
Disaggregation of Revenue
Revenue by country, based on the customer’s address at the time of sale, was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
United States	$55,967	$49,010	$105,674	$98,912
Others	30,520	25,979	61,142	49,975
Total	$86,487	$74,989	$166,816	$148,887
Percentage of revenue by geographic area:
United States	65%	65%	63%	66%
Other	35%	35%	37%	34%
Other than the United States, no individual country exceeded 10% of total revenue for the three and six months ended July 31, 2021 and 2020.
Long-lived assets
Long-lived assets, which consist of property and equipment, net, deferred commissions, purchased intangible assets, net and operating lease right-of-use assets by geographic location, are based on the location of the legal entity that owns the asset. As of July 31, 2021 and 2020, no individual country exceeded 10% of total long-lived assets other than the United States.

Note 12. Leases
We have non-cancelable operating leases for our offices located in the U.S. and abroad. As of July 31, 2021, these leases expire on various dates between 2021 and 2030. Certain lease agreements include one or more options to renew, with renewal terms that can extend the lease up to seven years. We have the right to exercise or forego the lease renewal options. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of our long-term operating leases and related operating lease cost were as follows (in thousands):

	July 31, 2021	January 31, 2021
Operating lease right-of-use assets	$46,248	$47,085

Operating lease liabilities, current portion	10,883	9,630
Operating lease liabilities, net of current portion	50,794	53,590
Total operating lease liabilities	$61,677	$63,220

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Operating lease cost[1]	$3,164	$2,967	$6,380	$5,930
(1) Includes costs related to our short-term operating leases as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Short-term operating lease costs	$101	$15	$203	$97
The future maturities of long-term operating lease liabilities for each fiscal year were as follows (in thousands):

Maturities of Operating Lease Liabilities
2022 (remainder of the year)	$6,804
2023	13,228
2024	10,833
2025	6,386
2026	6,242
Thereafter	29,897
Total lease payments	73,390
Less imputed interest	(11,713)
Present value of lease liabilities	$61,677
Other supplemental information related to our long-term operating leases includes the following (dollars in thousands):

	July 31, 2021	January 31, 2021
Weighted-average remaining operating lease term	7.1 years	7.8 years
Weighted-average operating lease discount rate	4.5%	4.7%

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases	$3,454	$1,550	$6,863	$4,725
New right-of-use assets obtained in exchange for lease liabilities:
Operating leases obtained	$—	$207	$3,923	$1,064

Note 13. Commitments and Contingencies
Letters of Credit
In connection with the execution of certain facility leases, we had bank issued irrevocable letters of credit for $4.7 million as of July 31, 2021 and January 31, 2021. No draws have been made under such letters of credit.
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
In April and May 2020, two putative securities class action lawsuits were filed in the Superior Court of the State of California, County of San Mateo, naming as defendants Zuora and certain of its current and former officers, its directors and the underwriters of Zuora's Initial Public Offering (IPO). The complaints purport to bring suit on behalf of stockholders who purchased or otherwise acquired Zuora's securities pursuant or traceable to the Registration Statement and Prospectus issued in connection with Zuora's IPO and allege claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The suits seek unspecified damages and other relief. In July 2020, the court entered an order consolidating the two lawsuits, and the lead plaintiffs filed a consolidated amended complaint asserting the same claims. In October 2020, the court denied defendants' demurrer as to the Section 11 and Section 15 claims and granted the demurrer as to the Section 12(a)(2) claim with leave to file an amended complaint. In November 2020, the lead plaintiff filed an amended consolidated complaint. Defendants' demurrer to the Section 12(a)(2) claim was sustained with leave to amend. Discovery in this case is ongoing.
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

In May and June 2020, two stockholder derivative lawsuits were filed in the U.S. District Court for the District of Delaware against certain of Zuora’s directors and current and former executive officers. The derivative actions allege claims based on events similar to those in the securities class actions and the derivative actions pending in the Northern District of California and assert causes of action against the individual defendants for breach of fiduciary duty, unjust enrichment, waste of corporate assets, contribution, and for making false and misleading statements about Zuora's business, operations, and prospects in violation of Section 14(a) of the Exchange Act. Plaintiff seeks corporate reforms, unspecified damages and restitution, and fees and costs. In June 2020, the court entered an order consolidating the two District of Delaware derivative lawsuits. In August 2020, the court entered an order staying the consolidated action until the completion of fact discovery in the federal securities class action. In February and March 2021, two additional stockholder derivative lawsuits were filed in Delaware Chancery Court alleging similar claims based on the same underlying events. The two Chancery Court cases have been consolidated, an amended consolidated complaint has been filed, and the cases have been stayed until the completion of fact discovery in the federal securities class action described above.
Given the procedural posture and the nature of such litigation matters, we are unable to estimate the reasonably possible loss or range of loss, if any, that may result from these matters.
Other Contractual Obligations
As of July 31, 2021, we had a contractual obligation to make $2.4 million in purchases of cloud computing services provided by one of our vendors by September 30, 2021.
Note 14. Income Taxes
The following table reflects our income tax provision, pretax loss and effective tax rate for the periods presented (in thousands, except percentages):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Loss before income taxes	$(23,455)	$(19,568)	$(40,743)	$(36,893)
Income tax provision	238	554	611	717
Effective tax rate	(1.0)%	(2.8)%	(1.5)%	(1.9)%
The effective tax rates differ from the statutory rates primarily as a result of providing no benefit on pretax losses incurred in the United States, as we have determined that the benefit of the losses is not more likely than not to be realized.
Note 15. Stockholders' Equity
Preferred Stock
As of July 31, 2021, Zuora had authorized 10 million shares of preferred stock, each with a par value of $0.0001 per share. As of July 31, 2021, no shares of preferred stock were issued and outstanding.
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
As of July 31, 2021, Zuora had authorized 500 million shares of Class A common stock and 500 million shares of Class B common stock, each with a par value of $0.0001 per share. As of July 31, 2021, 115.3 million shares of Class A common stock and 9.1 million shares of Class B common stock were issued and outstanding.

Accumulated Other Comprehensive Income
Components of accumulated other comprehensive income were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance, January 31, 2021	$791	$5	$796
Foreign currency translation adjustment	(259)	—	(259)
Unrealized loss on available-for-sale securities	—	(34)	(34)
Balance, July 31, 2021	$532	$(29)	$503
There were no material reclassifications out of accumulated other comprehensive income during the six months ended July 31, 2021. Additionally, there was no material tax impact on the amounts presented.
Note 16. Employee Stock Plans
Equity Incentive Plans
In March 2018, our Board of Directors adopted and our stockholders approved the 2018 Equity Incentive Plan (2018 Plan). The 2018 Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, restricted stock units (RSUs), performance awards, and stock bonuses. As of July 31, 2021, approximately 25.8 million shares of Class A common stock were reserved and available for issuance under the 2018 Plan. In addition, as of July 31, 2021, 5.9 million stock options and RSUs exercisable or settleable for Class B common stock were outstanding in the aggregate under our 2006 Stock Plan (2006 Plan) and 2015 Equity Incentive Plan (2015 Plan), which plans were terminated in May 2015 and April 2018, respectively. The 2006 Plan and 2015 Plan continue to govern outstanding equity awards granted thereunder.
Stock Options
The following tables summarize stock option activity and related information (in thousands, except weighted-average exercise price, weighted-average grant date fair value and average remaining contractual term):

	Shares Subject To Outstanding Stock Options	Weighted-Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, January 31, 2021	11,812	$8.54	6.6	$80,212
Granted	655	15.65
Exercised	(1,517)	6.71
Forfeited	(808)	12.75
Balance, July 31, 2021	10,142	8.94	6.1	88,525
Exercisable as of July 31, 2021	6,628	5.56	4.8	77,731
Vested and expected to vest as of July 31, 2021	9,783	8.75	6.0	87,198

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Weighted-average grant date fair value per share of options granted during each respective period	$6.54	$4.59	$6.54	$4.57
Aggregate intrinsic value of options exercised during each respective period	$8,147	$8,821	$14,738	$16,319

We used the Black-Scholes option-pricing model to estimate the fair value of our stock options granted during each respective period using the following assumptions:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Fair value of common stock	$15.64 - $15.87	$11.53 - $12.04	$15.64 - $15.87	$10.57 - $12.04
Expected volatility	42.6% - 42.7%	41.4% - 41.8%	42.3% - 42.7%	41.4% - 41.8%
Expected term (years)	6.0	6.0	6.0 - 6.1	6.0 - 6.1
Risk-free interest rate	1.0% - 1.1%	0.4% - 0.5%	1.0%- 1.1%	0.4% - 0.5%
Expected dividend yield	—	—	—	—
RSUs
The following table summarizes RSU activity and related information (in thousands, except weighted-average grant date fair value):

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance, January 31, 2021	8,278	$13.54
Granted	7,524	15.96
Vested	(1,565)	14.55
Forfeited	(1,392)	14.25
Balance, July 31, 2021	12,845	14.75
2018 Employee Stock Purchase Plan
In March 2018, our Board of Directors adopted and our stockholders approved the 2018 Employee Stock Purchase Plan (ESPP). A total of 4.1 million shares of Class A common stock were reserved and available for issuance under the ESPP as of July 31, 2021. The ESPP provides for 24-month offering periods beginning June 15 and December 15 of each year, and each offering period contains four six-month purchase periods. On each purchase date, ESPP participants will purchase shares of our Class A common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Class A common stock on the offering date or (2) the fair market value of the Class A common stock on the purchase date.
We estimated the fair value of ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

	Three and Six Months Ended July 31, 2021	Three and Six Months Ended July 31, 2020
Fair value of common stock	$16.07	$13.50
Expected volatility	41.8% - 53.2%	50.7% - 69.1%
Expected term (years)	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	0.1% - 0.2%	0.2%
Expected dividend yield	—	—

Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories in the accompanying unaudited condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Cost of subscription revenue	$1,534	$1,465	$2,577	$2,317
Cost of professional services revenue	2,664	3,132	4,665	4,782
Research and development	5,243	5,945	9,772	9,487
Sales and marketing	5,615	4,848	9,695	7,853
General and administrative	3,013	2,886	5,157	4,721
Total stock-based compensation expense	$18,069	$18,276	$31,866	$29,160
As of July 31, 2021, unrecognized compensation costs related to unvested equity awards and the weighted-average remaining period over which those costs are expected to be realized were as follows (dollars in thousands):

	Stock Options	RSUs	ESPP
Unrecognized compensation costs	$15,977	$157,325	$6,152
Weighted-average remaining recognition period	2.7 years	3.1 years	1.0 years

Note 17. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Numerator:
Net loss	$(23,693)	$(20,122)	$(41,354)	$(37,610)
Denominator:
Weighted-average common shares outstanding, basic and diluted	123,134	116,838	122,259	115,998
Net loss per share, basic and diluted	$(0.19)	$(0.17)	$(0.34)	$(0.32)
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

	July 31,
	2021	2020
Issued and outstanding stock options	10,142	12,761
Unvested RSUs and restricted stock issued and outstanding	12,845	8,120
Shares committed under ESPP	144	137
Total	23,131	21,018

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
Overview
Zuora provides a cloud-based subscription management platform, architected specifically for dynamic, recurring business models. Our solution enables companies across multiple industries and geographies to launch, manage and scale a subscription business, automating the entire subscription quote-to-revenue process, including billing, collections and revenue recognition. With Zuora’s solution, businesses can change pricing and packaging for products and services to grow and scale, efficiently comply with revenue recognition standards, analyze customer data to optimize their subscription offerings, and build meaningful relationships with their subscribers.
Many of today’s enterprise software systems manage their quote-to-revenue processes using software built for a product driven economy. These systems were not designed for the dynamic, ongoing nature of subscription services and are extremely difficult to configure. In traditional product-based businesses, order-to-revenue was a linear process—a customer orders a product, is billed for that product, payment is collected, and the revenue is recognized. These legacy product-based systems were not specifically designed to handle the complexities and ongoing customer events of recurring relationships, commonly found in a subscription business, and their impact on areas such as billing proration, revenue recognition, and reporting in real-time. Using product-based software to build a subscription business often results in inefficient processes with prolonged and complex manual downstream work, hard-coded customizations, and a proliferation of stock-keeping units (SKUs).
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

COVID-19 Pandemic Impact
The COVID-19 pandemic has caused certain disruptions to our business operations—such as delays and lengthening of our customary sales cycles and postponed implementations, certain customers not purchasing or renewing our products or services, requests for extended payment terms and contract restructurings by certain customers more severely impacted by the pandemic, challenges in sales and customer success efforts due to travel restrictions, and shifting certain customer events to virtual-only experiences. During the first half of fiscal 2022, we experienced fewer disruptions including customer loss, down-sells, customer requests for extended payment terms and other relief due to the COVID-19 pandemic as compared to the prior year. We believe that such COVID-related disruptions experienced thus far have not had a material impact on our overall financial results in the first half of fiscal 2022. However, because our financial results are driven by multiple factors, some of which are not quantifiable, it is not possible to determine the significance of the specific impact of the COVID-19 pandemic on our financial results in any given period.
Because our products are generally offered as subscription-based licenses and a portion of that revenue is recognized over time, the effect of the pandemic may not be fully reflected in our operating results until future periods. The extent to which the COVID-19 pandemic impacts our business operations in future periods will depend on multiple uncertain factors, including the duration and severity of the pandemic, developments related to COVID-19 variants, the pandemic's overall negative impact on the global economy generally and on our customers, which operate in numerous industries, and continued responses by governments and businesses to COVID-19.
We are continuing to monitor the impact of the COVID-19 pandemic on our business operations and financial results. Last fiscal year, we implemented plans to manage our costs in certain areas such as travel, events, and marketing and reduced our pace of hiring while continuing to prioritize new headcount critical to operations, sales and customer support. During the first half of fiscal 2022, we increased our pace of hiring and investments in our operations including sales, marketing and product technology. We currently intend to continue these investments, but to the extent any business disruption continues for an extended period, additional cost management actions may be considered. The uncertainty surrounding the COVID-19 pandemic, including developments related to COVID-19 variants, and its impact on the global economy could also lead to a more significant adverse impact on our business operations and financial performance in the future.
The COVID-19 pandemic and its impact on us and the economy may limit our ability to accurately forecast our future operating results, including our ability to predict revenue and expense levels, and plan for and model future operating results. Our competitors could experience similar or different impacts as a result of COVID-19, which could result in changes to our competitive landscape. While we have developed and continue to develop plans to help mitigate the negative impact of the pandemic on our business, these efforts may not be effective and any protracted economic downturn could significantly affect our business and operating results. We will continue to evaluate the nature and extent of the impact of the COVID-19 pandemic on our business. See Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for further discussion of the possible impact of the COVID-19 pandemic on our business and financial results.
Fiscal Second Quarter Business Highlights and Recent Developments:
•We closed two deals with ACV of $500,000 or more.
•Our dollar-based retention rate improved to 108% compared to 99% as of July 31, 2020.
•Customers with ACV equal to or greater than $100,000 totaled 694 as of July 31, 2021, an increase of 8% compared to last year.
•Our ARR Growth was 18% compared to 12% as of July 31, 2020.
•Customer transaction volume through Zuora's billing platform was $18.0 billion as of July 31, 2021, an increase of 42% compared to last year.

Fiscal Second Quarter Financial Performance Summary:
Our financial performance for the three months ended July 31, 2021 compared to the three months ended July 31, 2020 reflects the following:
•Subscription revenue was $71.5 million, an increase of $13.2 million, or 23%; and total revenue was $86.5 million, an increase of $11.5 million, or 15%.
•Gross profit was $50.5 million, or 58% of total of revenue, compared to $41.9 million, or 56% of total revenue.
•Loss from operations was $23.0 million, or 27% of total revenue, compared to a loss of $21.5 million, or 29% of total revenue.
Key Operational and Financial Metrics
We monitor the following key operational and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:
Customers with Annual Contract Value (ACV) Equal to or Greater than $100,000
We believe our ability to enter into larger contracts is indicative of broader adoption of our solution by larger organizations. It also reflects our ability to expand our revenue footprint within our current customer base. We define ACV as the subscription revenue we would contractually expect to recognize from that customer over the next twelve months, assuming no increases or reductions in their subscriptions. We define the number of customers at the end of any particular period as the number of parties or organizations that have entered into a distinct subscription contract with us for which the term has not ended. Each party with which we have entered into a distinct subscription contract is considered a unique customer, and in some cases, there may be more than one customer within a single organization. We have increased the number of customers with ACV equal to or greater than $100,000 to 694 as of July 31, 2021, as compared to 645 customers as of July 31, 2020. We expect this metric to increase on a long-term basis, although it may fluctuate as we continue working to improve our overall sales motion.
Dollar-Based Retention Rate
We believe our dollar-based retention rate is a key measure of our ability to retain and expand revenue from our customer base over time. We calculate our dollar-based retention rate as of a period end by starting with the sum of the ACV from all customers as of twelve months prior to such period end, or prior period ACV. We then calculate the sum of the ACV from these same customers as of the current period end, or current period ACV. Current period ACV includes any upsells and also reflects contraction or attrition over the trailing twelve months, but excludes revenue from new customers added in the current period. We then divide the current period ACV by the prior period ACV to arrive at our dollar-based retention rate. Our dollar-based retention rate improved to 108% as of July 31, 2021, and while the dollar-based retention rate can fluctuate in any particular quarter, we expect it to remain relatively flat for the full current fiscal year. Our dollar-based retention rate was 99% as of July 31, 2020.
Annual Recurring Revenue Growth (ARR Growth)
We believe that our ARR Growth is a key measure as it is a leading indicator of subscription revenue growth from both new and existing customers. We calculate ARR Growth by dividing the annual recurring revenue (ARR) as of a period end by the ARR for the corresponding period end of the prior fiscal year. ARR represents the annualized recurring value of all active subscription contracts at the end of a reporting period and excludes the value of non-recurring revenue such as professional services revenue as well as contracts with new customers with a term of less than one year. ARR Growth is a performance metric and should be viewed independently of revenue and deferred revenue, and is not intended to be a substitute for, or combined with, any of these items. Our ARR Growth increased to 18% as of July 31, 2021 and we expect our ARR Growth to remain relatively flat for the full current fiscal year. Our ARR Growth was 12% as of July 31, 2020.

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

Deferred Revenue
Deferred revenue consists of customer billings in advance of revenue being recognized from our subscription and support services and professional services arrangements. We primarily invoice our customers for subscription services arrangements annually or quarterly in advance. Amounts anticipated to be recognized within one year of the balance sheet date are recorded as deferred revenue, current portion, and the remaining portion is recorded as deferred revenue, net of current portion in our unaudited condensed consolidated balance sheets.
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
Interest and Other Income, net
Interest and other income, net primarily consists of interest income from our short-term investments, interest expense associated with our Debt Agreement, and foreign exchange gains and losses.
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

Results of Operations
The following tables set forth our unaudited condensed consolidated results of operations for the periods presented in dollars and as a percentage of our total revenue (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Revenue:
Subscription	$71,498	$58,312	$136,640	$115,208
Professional services	14,989	16,677	30,176	33,679
Total revenue	86,487	74,989	166,816	148,887
Cost of revenue:
Subscription	17,268	14,401	32,911	28,016
Professional services	18,724	18,674	35,802	37,356
Total cost of revenue	35,992	33,075	68,713	65,372
Gross profit	50,495	41,914	98,103	83,515
Operating expenses:
Research and development	20,860	19,427	39,827	36,970
Sales and marketing	36,261	28,608	68,126	57,104
General and administrative	16,376	15,383	30,561	28,648
Total operating expenses	73,497	63,418	138,514	122,722
Loss from operations	(23,002)	(21,504)	(40,411)	(39,207)
Interest and other (expense) income, net	(453)	1,936	(332)	2,314
Loss before income taxes	(23,455)	(19,568)	(40,743)	(36,893)
Income tax provision	238	554	611	717
Net loss	$(23,693)	$(20,122)	$(41,354)	$(37,610)

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Revenue:
Subscription	83%	78%	82%	77%
Professional services	17	22	18	23
Total revenue	100	100	100	100
Cost of revenue:
Subscription	20	19	20	19
Professional services	22	25	21	25
Total cost of revenue	42	44	41	44
Gross profit	58	56	59	56
Operating expenses:
Research and development	24	26	24	25
Sales and marketing	42	38	41	38
General and administrative	19	21	18	19
Total operating expenses	85	85	83	82
Loss from operations	(27)	(29)	(24)	(26)
Interest and other (expense) income, net	(1)	3	—	2
Loss before income taxes	(27)	(26)	(24)	(25)
Income tax provision	—	1	—	—
Net loss	(27)%	(27)%	(25)%	(25)%
Note: Percentages in the table above may not sum due to rounding.
Non-GAAP Financial Measures
To supplement our unaudited condensed consolidated financial statements presented in accordance with U.S. GAAP, we monitor and consider non-GAAP cost of subscription revenue, non-GAAP cost of professional services revenue, non-GAAP gross profit, non-GAAP subscription gross margin, non-GAAP professional services gross margin, non-GAAP total gross margin, non-GAAP research and development expense, non-GAAP sales and marketing expense, non-GAAP general and administrative expense, non-GAAP loss from operations, non-GAAP operating margin, non-GAAP net (loss) income, non-GAAP net (loss) income per share, and free cash flow. We use non-GAAP financial measures in conjunction with GAAP measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our Board of Directors concerning our financial performance. We believe these non-GAAP measures provide investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of our operating results. We also believe these non-GAAP measures are useful in evaluating our operating performance compared to that of other companies in our industry, as they generally eliminate the effects of certain items that may vary for different companies for reasons unrelated to overall operating performance.
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
•Amortization of acquired intangible assets. We exclude amortization of acquired intangible assets, which is a non-cash expense, because we do not believe it has a direct correlation to the operation of our business.
•Internal-use software. We exclude non-cash charges for impairments of internal-use software from certain of our non-GAAP financial measures. Impairment charges can vary significantly in terms of amount and timing and we do not consider these charges indicative of our current or past operating performance. Moreover, we believe that excluding the effects of these charges allows investors to make more meaningful comparisons between our operating results and those of other companies. Beginning in the second quarter of fiscal year 2022, we no longer exclude non-cash adjustments for capitalization and amortization of internal-use software from our non-GAAP financial measures. We believe that this change more closely aligns our reported financial measures with current industry practice.
•Charitable donations. We exclude expenses associated with charitable donations of our common stock from certain of our non-GAAP financial measures. We believe that excluding these non-cash expenses allows investors to make more meaningful comparisons between our operating results and those of other companies.
•Certain litigation. We exclude non-recurring charges and benefits, net of currently expected insurance recoveries, including litigation expenses and settlements, related to litigation matters that are outside of the ordinary course of our business. We believe these charges and benefits do not have a direct correlation to the operations of our business and may vary in size depending on the timing and results of such litigation and related settlements. We began excluding these non-recurring charges and benefits from our non-GAAP financial measures in the second quarter of fiscal 2021 as litigation expenses significantly increased, specifically relating to our ongoing securities class actions and derivative litigation.
The following tables provide a reconciliation of our GAAP to Non-GAAP measures (in thousands, except percentages and per share data):

	Three Months Ended July 31, 2021[1]
	GAAP	Stock-based Compensation	Amortization of Acquired Intangibles	Charitable Contribution	Certain Litigation	Non-GAAP
Cost of revenue:
Cost of subscription revenue	$17,268	$(1,534)	$(519)	$—	$—	$15,215
Cost of professional services revenue	18,724	(2,664)	—	—	—	16,060
Gross profit	50,495	4,198	519	—	—	55,212
Operating expenses:
Research and development	20,860	(5,243)	—	—	—	15,617
Sales and marketing	36,261	(5,615)	—	—	—	30,646
General and administrative	16,376	(3,013)	—	(1,000)	526	12,889
Loss from operations	(23,002)	18,069	519	1,000	(526)	(3,940)
Net loss	$(23,693)	$18,069	$519	$1,000	$(526)	$(4,631)
Net loss per share, basic and diluted²	$(0.19)					$(0.04)
Gross margin	58%					64%
Subscription gross margin	76%					79%
Professional services gross margin	(25)%					(7)%
Operating margin	(27)%					(5)%

	Three Months Ended July 31, 2020[1]
	GAAP	Stock-based Compensation	Amortization of Acquired Intangibles	Charitable Contribution	Certain Litigation	Non-GAAP
Cost of revenue:
Cost of subscription revenue	$14,401	$(1,465)	$(423)	$—	$—	$12,513
Cost of professional services revenue	18,674	(3,132)	—	—	—	15,542
Gross profit	41,914	4,597	423	—	—	46,934
Operating expenses:
Research and development	19,427	(5,945)	—	—	—	13,482
Sales and marketing	28,608	(4,848)	—	—	—	23,760
General and administrative	15,383	(2,886)	—	(1,000)	(1,235)	10,262
Loss from operations	(21,504)	18,276	423	1,000	1,235	(570)
Net (loss) income	$(20,122)	$18,276	$423	$1,000	$1,235	$812
Net (loss) income per share, basic and diluted²	$(0.17)					$0.01
Gross margin	56%					63%
Subscription gross margin	75%					79%
Professional services gross margin	(12)%					7%
Operating margin	(29)%					(1)%
_________________________________
(1) Beginning with the second quarter ended July 31, 2021, we no longer exclude non-cash adjustments for capitalization and amortization of internal-use software from our non-GAAP financial measures. Our non-GAAP financial measures for the three months ended July 31, 2020 were recast to conform to the updated methodology for comparison purposes. For the three months ended July 31, 2021 and 2020, we did not have any non-cash charges for impairments of internal-use software.
(2) GAAP and Non-GAAP net (loss) income per share are calculated based upon 123,134 and 116,838 basic and diluted weighted-average shares of common stock for the three months ended July 31, 2021 and 2020, respectively.

	Six Months Ended July 31, 2021[1]
	GAAP	Stock-based Compensation	Amortization of Acquired Intangibles	Charitable Contribution	Certain Litigation	Non-GAAP
Cost of revenue:
Cost of subscription revenue	$32,911	$(2,577)	$(942)	$—	$—	$29,392
Cost of professional services revenue	35,802	(4,665)	—	—	—	31,137
Gross profit	98,103	7,242	942	—	—	106,287
Operating expenses:
Research and development	39,827	(9,772)	—	—	—	30,055
Sales and marketing	68,126	(9,695)	—	—	—	58,431
General and administrative	30,561	(5,157)	—	(1,000)	(283)	24,121
Loss from operations	(40,411)	31,866	942	1,000	283	(6,320)
Net loss	$(41,354)	$31,866	$942	$1,000	$283	$(7,263)
Net loss per share, basic and diluted²	$(0.34)					$(0.06)
Gross margin	59%					64%
Subscription gross margin	76%					78%
Professional services gross margin	(19)%					(3)%
Operating margin	(24)%					(4)%

	Six Months Ended July 31, 2020[1]
	GAAP	Stock-based Compensation	Amortization of Acquired Intangibles	Charitable Contribution	Certain Litigation	Non-GAAP
Cost of revenue:
Cost of subscription revenue	$28,016	$(2,317)	$(846)	$—	$—	$24,853
Cost of professional services revenue	37,356	(4,782)	—	—	—	32,574
Gross profit	83,515	7,099	846	—	—	91,460
Operating expenses:
Research and development	36,970	(9,487)	—	—	—	27,483
Sales and marketing	57,104	(7,853)	—	—	—	49,251
General and administrative	28,648	(4,721)	—	(1,000)	(1,235)	21,692
Loss from operations	(39,207)	29,160	846	1,000	1,235	(6,966)
Net loss	$(37,610)	$29,160	$846	$1,000	$1,235	$(5,369)
Net loss per share, basic and diluted²	$(0.32)					$(0.05)
Gross margin	56%					61%
Subscription gross margin	76%					78%
Professional services gross margin	(11)%					3%
Operating margin	(26)%					(5)%
_________________________________
(1) Beginning with the second quarter ended July 31, 2021, we no longer exclude non-cash adjustments for capitalization and amortization of internal-use software from our non-GAAP financial measures. Our non-GAAP financial measures for the six months ended July 31, 2020 were recast to conform to the updated methodology for comparison purposes. For the six months ended July 31, 2021 and 2020, we did not have any non-cash charges for impairments of internal-use software.
(2) GAAP and Non-GAAP net loss per share are calculated based upon 122,259 and 115,998 basic and diluted weighted-average shares of common stock for the six months ended July 31, 2021 and 2020, respectively.
Free Cash Flow
We define free cash flow as net cash (used in) provided by operating activities, less cash used for purchases of property and equipment, net of insurance recoveries. Insurance recoveries include amounts paid to us for property and equipment that were damaged in January 2020 at our corporate headquarters. We include the impact of net purchases of property and equipment in our free cash flow calculation because we consider these capital expenditures to be a necessary component of our ongoing operations. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can possibly be used for investing in our business and strengthening our balance sheet, but it is not intended to represent the residual cash flow available for discretionary expenditures.

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(in thousands)
Net cash (used in) provided by operating activities	$(2,623)	$3,840	$7,628	$6,791
Less:
Purchases of property and equipment, net of insurance recoveries	(1,732)	(4,580)	(3,353)	(9,700)
Free cash flow	$(4,355)	$(740)	$4,275	$(2,909)

Comparison of the Three Months Ended July 31, 2021 and 2020
Revenue

	Three Months Ended July 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscription	$71,498	$58,312	$13,186	23%
Professional services	14,989	16,677	(1,688)	(10)%
Total revenue	$86,487	$74,989	$11,498	15%
Percentage of revenue:
Subscription	83%	78%
Professional services	17	22
Total revenue	100%	100%
Subscription revenue increased by $13.2 million, or 23%, for the three months ended July 31, 2021 compared to the three months ended July 31, 2020. The increase was driven by growth in our customer base, including both new and existing customers, and includes $1.1 million of revenue recognized in the three months ended July 31, 2021 related to contract resolutions with customers that will not be recurring in future periods. New customers contributed approximately $4.8 million of the increase in subscription revenue, while increased transaction volume and sales of additional products to our existing customers contributed the remainder. We calculate subscription revenue from new customers during the quarter by adding the revenue recognized from new customers acquired in the 12 months prior to the reporting date.
Professional services revenue decreased by $1.7 million, or 10%, for the three months ended July 31, 2021 compared to the three months ended July 31, 2020, primarily driven by the shifting of services work to our system integration partners.
Cost of Revenue and Gross Margin

	Three Months Ended July 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$17,268	$14,401	$2,867	20%
Professional services	18,724	18,674	50	—%
Total cost of revenue	$35,992	$33,075	$2,917	9%
Gross margin:
Subscription	76%	75%
Professional services	(25)	(12)
Total gross margin	58%	56%
Cost of subscription revenue increased by $2.9 million, or 20%, for the three months ended July 31, 2021 compared to the three months ended July 31, 2020. The increase in cost of subscription revenue was primarily driven by increases of $1.3 million in data center costs which primarily related to third-party cloud hosting and includes $0.6 million for costs to migrate our software from our third-party hosted data center to a cloud hosting provider, $0.6 million in employee compensation costs, and $0.4 million in amortization of internal-use software costs.
Cost of professional services revenue was flat for the three months ended July 31, 2021 compared to the three months ended July 31, 2020. Cost of professional services revenue includes an increase of $0.5 million in outside professional services costs, partially offset by a decrease of $0.4 million in employee compensation costs.

Our gross margin for subscription increased to 76% for the three months ended July 31, 2021 compared to 75% for the three months ended July 31, 2020.

Our gross margin for professional services decreased to (25)% for the three months ended July 31, 2021 compared to (12)% for the three months ended July 31, 2020, primarily due to investment in training our system integration partners and one-time employee related benefits and data center migration costs.
Operating Expenses
Research and Development

	Three Months Ended July 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Research and development	$20,860	$19,427	$1,433	7%
Percentage of total revenue	24%	26%
Research and development expense increased by $1.4 million, or 7%, for the three months ended July 31, 2021 compared to the three months ended July 31, 2020 primarily due to increases of $0.3 million in employee compensation costs, $0.3 million in allocated overhead costs, and $0.4 million reduced capitalization of internal-use software costs compared to prior year. Research and development expense decreased to 24% of total revenue for the three months ended July 31, 2021 from 26% during the three months ended July 31, 2020.
Sales and Marketing

	Three Months Ended July 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$36,261	$28,608	$7,653	27%
Percentage of total revenue	42%	38%
Sales and marketing expense increased by $7.7 million, or 27%, for the three months ended July 31, 2021 compared to the three months ended July 31, 2020, primarily due to increases of $3.4 million in payroll related costs from increased headcount, $1.5 million in allocated overhead costs, $1.2 million in amortization of deferred commissions, $0.7 million in outside professional services costs, and $0.6 million in marketing and events costs. Sales and marketing expense increased to 42% of total revenue during the three months ended July 31, 2021 from 38% during the three months ended July 31, 2020 consistent with our strategy to continue to invest in our go-to-market initiatives.
General and Administrative

	Three Months Ended July 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
General and administrative	$16,376	$15,383	$993	6%
Percentage of total revenue	19%	21%
General and administrative expense increased by $1.0 million, or 6%, for the three months ended July 31, 2021 compared to the three months ended July 31, 2020, primarily due to increases of $0.9 million in outside professional services costs, $0.8 million in employee compensation costs, and $0.5 million in allocated overhead costs, partially offset by a decrease of $1.8 million in litigation expenses as our directors and officers insurance began to cover certain shareholder litigation costs in excess of our policy deductible during the three months ended July 31, 2021. General and administrative expense decreased to 19% of total revenue during the three months ended July 31, 2021 from 21% during the three months ended July 31, 2020.

Interest and other (expense) income, net

	Three Months Ended July 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Interest and other (expense) income, net	$(453)	$1,936	$(2,389)	(123)%
Interest and other (expense) income, net decreased by $2.4 million for the three months ended July 31, 2021 compared to the three months ended July 31, 2020, primarily due to a $2.1 million net impact from revaluation of cash, accounts receivable and accounts payable recorded in a foreign currency.
Income Tax Provision

	Three Months Ended July 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Income tax provision	$238	$554	$(316)	(57)%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the three months ended July 31, 2021 and 2020, we recorded a tax provision of $0.2 million and $0.6 million, respectively, on a loss before income taxes of $23.5 million and $19.6 million, respectively. The effective tax rates for the three months ended July 31, 2021 and 2020 were (1.0)% and (2.8)%, respectively. The change in the effective tax rate was due primarily to a decrease in foreign tax expense. The effective tax rate differs from the statutory rate primarily as a result of providing no benefit on pretax losses incurred in the United States. For the three months ended July 31, 2021 and 2020, we maintained a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.

Comparison of the Six Months Ended July 31, 2021 and 2020
Revenue

	Six Months Ended July 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscription	$136,640	$115,208	$21,432	19%
Professional services	30,176	33,679	(3,503)	(10)%
Total revenue	$166,816	$148,887	$17,929	12%
Percentage of revenue:
Subscription	82%	77%
Professional services	18	23
Total revenue	100%	100%

Subscription revenue increased by $21.4 million, or 19%, for the six months ended July 31, 2021 compared to the six months ended July 31, 2020. The increase was driven by growth in our customer base, including both new and existing customers, and includes $1.1 million of revenue recognized in the six months ended July 31, 2021 related to contract resolutions with customers that will not be recurring in future periods. New customers contributed approximately $9.9 million of the increase in subscription revenue, while sales of additional products to our existing customers contributed the remainder. We calculate subscription revenue from new customers on a year-to-date basis by adding the revenue recognized from new customers acquired in the 12 months prior to each discrete quarter within the year-to-date period.

Professional services revenue decreased by $3.5 million, or 10%, for the six months ended July 31, 2021 compared to the six months ended July 31, 2020, primarily driven by the shifting of services work to our system integration partners.
Cost of Revenue and Gross Margin

	Six Months Ended July 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$32,911	$28,016	$4,895	17%
Professional services	35,802	37,356	(1,554)	(4)%
Total cost of revenue	$68,713	$65,372	$3,341	5%
Gross margin:
Subscription	76%	76%
Professional services	(19)	(11)
Total gross margin	59%	56%
Cost of subscription revenue increased by $4.9 million, or 17%, for the six months ended July 31, 2021 compared to the six months ended July 31, 2020. The increase in cost of subscription revenue was primarily driven by increases of $2.4 million in data center costs which primarily related to third-party cloud hosting and includes $0.6 million for costs to migrate our software from our third-party hosted data center to a cloud hosting provider, $1.0 million in amortization of internal-use software costs, and $0.9 million in employee compensation costs.
Cost of professional services revenue decreased by $1.6 million, or 4%, for the six months ended July 31, 2021 compared to the six months ended July 31, 2020. The decrease in cost of professional services revenue was driven by decreases of $1.1 million in employee compensation costs, $0.5 million in travel costs, and $0.3 million in allocated overhead costs, partially offset by an increase of $0.6 million in consulting costs.

Our gross margin for subscription services remained consistent at 76% for the six months ended July 31, 2021 and 2020.
Our gross margin for professional services decreased to (19)% for the six months ended July 31, 2021 compared to (11)% for the six months ended July 31, 2020, primarily due to investment in training our partners and one-time employee-related benefits and data center migration costs.
Operating Expenses
Research and Development

	Six Months Ended July 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Research and development	$39,827	$36,970	$2,857	8%
Percentage of total revenue	24%	25%
Research and development expense increased by $2.9 million, or 8%, for the six months ended July 31, 2021 compared to the six months ended July 31, 2020. The increase in research and development expense was primarily driven by $1.2 million increased employee compensation costs, $1.0 million reduction in capitalization of internal-use software costs, $0.3 million increased outside professional services costs, and $0.3 million increased allocated overhead costs. Research and development expense was relatively consistent at 24% and 25% of total revenue during the six months ended July 31, 2021 and 2020, respectively.
Sales and Marketing

	Six Months Ended July 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$68,126	$57,104	$11,022	19%
Percentage of total revenue	41%	38%
Sales and marketing expense increased by $11.0 million, or 19%, for the six months ended July 31, 2021 compared to the six months ended July 31, 2020, primarily due to increases of $5.4 million in employee compensation costs, $2.4 million in amortization of deferred commissions, $2.1 million in allocated overhead, $0.9 million in outside professional services costs, and $0.3 million in marketing and events costs, partially offset by a decrease of $0.7 million in travel costs. Sales and marketing expense increased to 41% of total revenue during the six months ended July 31, 2021 from 38% during the six months ended July 31, 2020 consistent with our strategy to continue to invest in our go-to-market initiatives.
General and Administrative

	Six Months Ended July 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
General and administrative	$30,561	$28,648	$1,913	7%
Percentage of total revenue	18%	19%
General and administrative expense increased by $1.9 million, or 7%, for the six months ended July 31, 2021 compared to the six months ended July 31, 2020, primarily due to increases of $1.4 million in employee compensation costs, $0.6 million in allocated overhead, and $0.6 million in outside professional services costs, partially offset by a decrease of $1.0 million in litigation expenses as our directors and officers insurance began to cover certain shareholder litigation costs in excess of our policy deductible during the three months ended July 31, 2021. General and administrative expense was flat at 18% of total revenue during the six months ended July 31, 2021 compared to 19% during the six months ended July 31, 2020.

Interest and other (expense) income, net

	Six Months Ended July 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Interest and other (expense) income, net	$(332)	$2,314	$(2,646)	(114)%
Interest and other (expense) income, net decreased by $2.6 million for the six months ended July 31, 2021 compared to the six months ended July 31, 2020, primarily due to a $2.0 million decrease related to the revaluation of cash, accounts receivable and accounts payable recorded in a foreign currency, and a $0.7 million decrease related to interest income on short-term investments.
Income Tax Provision

	Six Months Ended July 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Income tax provision	$611	$717	$(106)	(15)%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the six months ended July 31, 2021 and 2020, we recorded a tax provision of $0.6 million and $0.7 million, respectively, on losses before income taxes of $40.7 million and $36.9 million, respectively. The effective tax rates for the six months ended July 31, 2021 and 2020 were (1.5)% and (1.9)%, respectively. The change in the effective tax rate was due primarily to an increase in pre-tax losses. The effective tax rate differs from the statutory rate primarily as a result of no benefit on pretax losses incurred in the United States. For the six months ended July 31, 2021 and 2020, we maintained a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.
Liquidity and Capital Resources
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations.
As of July 31, 2021, we had cash and cash equivalents and short-term investments of $200.9 million that was primarily invested in deposit accounts, money market funds, corporate debt securities, supranational securities, commercial paper, and U.S. government securities. We do not enter into investments for trading or speculative purposes.
We finance our operations primarily through sales to our customers, which are generally billed in advance on an annual or quarterly basis. Customers with annual or multi-year contracts are generally only billed one annual period in advance. We also finance our operations through proceeds from issuances of stock under our employee stock plans and borrowings under our Debt Agreement. In the six months ended July 31, 2021, we repaid $2.2 million of principal on our term loan and have the ability borrow up to an additional $30.0 million in revolving loans under our Debt Agreement until October 2022.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended July 31,
	2021	2020
Net cash provided by operating activities	$7,628	$6,791
Net cash (used in) provided by investing activities	(8,860)	47,640
Net cash provided by financing activities	11,970	9,983
Effect of exchange rates on cash and cash equivalents	(259)	(89)
Net increase in cash and cash equivalents	$10,479	$64,325
Operating Activities
Net cash provided by operating activities of $7.6 million for the six months ended July 31, 2021 was comprised primarily of customer collections for our subscription and professional services, cash payments for our personnel, sales and marketing efforts and infrastructure-related costs, and payments to vendors for products and services related to our ongoing business operations.
Net cash provided by operations for the six months ended July 31, 2021 increased $0.8 million compared to the same period last year as a result of increased cash collections from our customers resulting from growth in our business.
Investing Activities
Net cash used in investing activities for the six months ended July 31, 2021 was $8.9 million. We used $4.2 million for net purchases of short-term investments and used $3.4 million, net of insurance recoveries, to purchase property and equipment and to develop internal-use software as we continue to invest in and grow our business. We also paid $1.3 million in cash during the six months ended July 31, 2021 related to the acquisition of certain intellectual property assets.
Net cash used in investing activities for the six months ended July 31, 2021 increased $56.5 million compared to cash provided by investing activities in the six months ended July 31, 2020 primarily due to the timing of purchases, sales and maturities of short-term investments, which resulted in $61.5 million of net cash used between the comparative periods. Additionally, we paid $1.3 million in cash related to the acquisition of certain intellectual property assets, compared to no intangible asset purchases in the prior year. These cash uses were partially offset by lower payments for property and equipment, net of insurance recoveries, of $6.3 million as we recognized leasehold improvements related to our new corporate headquarters last year.
Financing Activities
Cash provided by financing activities for the six months ended July 31, 2021 of $12.0 million was primarily due to $10.2 million of proceeds from stock option exercises, net of repurchases, and $4.0 million of proceeds from issuance of common stock under the ESPP, partially offset by $2.2 million of debt principal payments.

Net cash provided by financing activities for the six months ended July 31, 2021 increased $2.0 million compared to the six months ended July 31, 2020 primarily due to increased proceeds from stock option exercises in the current fiscal year.
Off-Balance Sheet Arrangements
As of July 31, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Obligations and Other Commitments
Our principal commitments consist of obligations under our operating leases for office space, our Debt Agreement, and a contractual obligation for cloud computing services. The following table summarizes our significant contractual obligations as of July 31, 2021 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations¹	$73,599	$13,682	$20,732	$12,486	$26,699
Debt principal and interest²	3,968	3,968	—	—	—
Other contractual obligations³	2,421	2,421	—	—	—
	$79,988	$20,071	$20,732	$12,486	$26,699
_________________________________
(1) Consists of future non-cancelable minimum rental payments under operating leases for our offices, which expire on varying dates through June 2030.
(2) Debt principal and interest includes amounts owed under our Debt Agreement, including principal, interest and a $0.2 million facility fee on the term loan. Interest payments were calculated using the applicable rate as of July 31, 2021. See Note 9. Debt of the notes to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information.
(3) Represents a contractual obligation to make purchases primarily related to cloud computing services from one of our vendors by September 30, 2021.
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us, or from data breaches or intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. As of July 31, 2021, no demands had been made upon us to provide indemnification under such agreements and there were no claims that we are aware of that could have a material effect on our unaudited condensed consolidated balance sheets, unaudited condensed consolidated statements of comprehensive loss, or unaudited condensed consolidated statements of cash flows.
As of July 31, 2021, we had accrued liabilities related to uncertain tax positions, which are reflected in our unaudited condensed consolidated balance sheets. These accrued liabilities are not reflected in the table above since it is unclear when they will be repaid.
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

Our significant accounting policies are discussed in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021, filed with the SEC on March 31, 2021. Any significant changes to these policies during the six months ended July 31, 2021 are described in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements to our unaudited condensed consolidated financial statements provided herein.
Recent Accounting Pronouncements - Not Yet Adopted
As of July 31, 2021, there are no recently issued accounting pronouncements not yet adopted that are expected to have a material impact on our unaudited condensed consolidated financial statements.
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
Foreign Currency Exchange Risk
Our sales contracts are denominated predominantly in U.S. Dollars, Euros (EUR), and British Pounds (GBP). A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the EUR, Chinese Yuan (CNY), and GBP. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our unaudited condensed consolidated statement of comprehensive loss. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical unaudited condensed consolidated financial statements for the six months ended July 31, 2021. Given the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Interest Rate Risk
We had cash and cash equivalents and short-term investments of $200.9 million as of July 31, 2021. Our cash and cash equivalents and short-term investments are held for working capital purposes. We do not make investments for trading or speculative purposes. Additionally, under our Debt Agreement, we pay interest on any outstanding balances based on a variable market rate. A significant change in these market rates may adversely affect our operating results.
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
As of July 31, 2021, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents and short-term investments or interest owed on our outstanding debt. Fluctuations in the value of our cash equivalents and short-term investments caused by a change in interest rates (gains or losses on the carrying value) are recorded in accumulated other comprehensive income in our condensed consolidated balance sheets, and are realized only if we sell the underlying securities prior to maturity. In addition, a hypothetical 10% relative change in interest rates would not have had a material impact on our operating results for the six months ended July 31, 2021.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2021. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of July 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.
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

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
For information regarding legal proceedings, see Note 13. Commitments and Contingencies of the notes to our unaudited condensed consolidated financial statements included in “Item 1. Financial Statements” of this Form 10-Q, which is incorporated by reference into this “Item 1. Legal Proceedings.”
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
Risks Related to Our Business and Industry
•The ongoing and evolving COVID-19 pandemic, or other pandemics or natural disasters, or catastrophic events, could adversely impact our business, financial condition, operating results and cash flows.
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
The ongoing COVID-19 pandemic has resulted in widespread disruptions across the United States and the world and is impacting worldwide economic activity and financial markets. In light of the uncertain and evolving situation relating to the spread of the disease, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers and the communities in which we operate, which could negatively impact our business. Like many companies, including our customers and prospects, currently most of our employees are working from home, we have limited certain business travel, we hold most of our customer events as virtual-only experiences, and we may deem it advisable to continue to alter, postpone or cancel customer, employee or industry events in the future. We continue to modify certain other business practices to conform to government restrictions and best practices encouraged by government and regulatory authorities and such measures could negatively impact our business.
The ongoing effects of the COVID-19 pandemic and the precautionary measures that we have adopted have resulted in, and could continue to result in, customers not purchasing or renewing our products or services, a significant delay or lengthening of our sales cycles, a negative impact to our customer success and sales and marketing efforts, difficulties or changes to our customer support, or potential operational or other challenges, any of which could harm our business and operating results. Because we sell our solutions primarily on a subscription basis, the effect of the pandemic may not be fully reflected in our operating results until future periods. We continue to monitor the situation and may adjust our policies as the COVID-19 pandemic develops and public health guidance evolves. In certain customer segments that have been more severely impacted by the COVID-19 pandemic such as small- and medium-sized businesses and certain industries like hospitality and travel, we have experienced, and may continue to experience, a reduced ability or willingness to purchase our solutions, delayed purchasing decisions or project implementation timing of prospective customers, reduced value or duration of subscription contracts, or a negative impact to attrition rates. Such disruptions have resulted, and may continue to result, in requests from customers for payment or pricing concessions, such as in the form of extended payment terms or restructuring of contracts, impacts to our quarterly billings, and in customers limiting their spending, which, in certain cases, have resulted in customers not purchasing or renewing our products or services. Historically, a significant portion of our field sales and professional services have been conducted in person. Currently, as a result of the work and travel restrictions related to the COVID-19 pandemic, most of our sales and professional services activities are being conducted remotely. If the impact of the COVID-19 pandemic deepens or extends into other customer segments, these conditions could further adversely affect the rate of billings and subscription management solutions spending of our customers, our sales cycles could be further extended or delayed, our ability to close transactions with new and existing customers and partners may be negatively impacted, our ability to recognize revenue from software transactions we do close may be negatively impacted due to implementation delays or other factors, our demand generation activities, and the efficiency and effectiveness of those activities, may be negatively affected, and our ability to provide 24x7 worldwide support to our customers may be negatively affected, any of which may make it difficult for us to forecast our sales and operating results and to make decisions about future investments. In addition, our management team has and continues to commit significant time, attention and resources to monitor and mitigate the effects of the COVID-19 pandemic on our business and workforce, which has diverted, and could continue to result in diversions of, management’s attention from other business concerns. These and other potential effects on our business due to the COVID-19 pandemic may be significant and could materially harm our business operating results and financial condition.
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
Last fiscal year, we implemented plans to manage our costs in certain areas such as travel, events and marketing and reduced our pace of hiring while continuing to prioritize new headcount critical to operations, sales and customer support. During the first half of fiscal 2022, we increased our pace of hiring and investments in our operations including sales, marketing and product technology. We currently intend to continue these investments, but to the extent any business disruption continues for an extended period, additional cost management actions may be considered. These measures may not be sufficient to prevent adverse impacts on our business and financial condition from the COVID-19 pandemic. The degree to which the COVID-19 pandemic may impact our business and financial results in the future will depend on further developments, including the severity and the continued duration of the pandemic, and further actions that may be taken by governmental authorities or businesses. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section. The uncertainty surrounding the COVID-19 pandemic and its impact on the global economy could also lead to a more significant adverse impact on our business operations and financial performance in the future.
If we are unable to attract new customers and expand sales to existing customers our revenue growth could be slower than we expect, and our business may be adversely affected.
Our ability to achieve significant growth in revenue in the future will depend, in large part, upon our ability to attract new customers. This may be particularly challenging where an organization has already invested substantial personnel and financial resources to integrate billings and other business and financial management tools, including custom-built solutions, into its business, as such an organization may be reluctant or unwilling to invest in new products and services. As a result, selling our solution often requires sophisticated and costly sales efforts that are targeted at senior management. During the six months ended July 31, 2021, sales and marketing expenses represented approximately 41% of our total revenue. If we fail to attract new customers and fail to maintain and expand new customer relationships, our revenue may grow more slowly than we expect and our business may be adversely affected.
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
We currently expect to continue expanding our sales efforts, both domestically and internationally provided business disruptions, such as those due to the COVID-19 pandemic or economic uncertainty, do not continue for an extended period. However, we may be unable to hire qualified sales personnel, may be unable to successfully train those sales personnel that we are able to hire, and sales personnel may not become fully productive on the timelines that we have projected or at all. In addition, mitigation and containment measures adopted by government authorities to contain the spread of COVID-19 in the United States and internationally, including travel restrictions and other requirements that limit in-person meetings, could limit our ability to establish and maintain relationships with new and existing customers. Further, although we dedicate significant resources to sales and marketing programs, these sales and marketing programs may not have the desired effect and may not expand sales. We cannot assure you that our efforts would result in increased sales to existing customers, and additional revenue. If our efforts to expand sales and renewals to existing customers are not successful, our business and operating results could be adversely affected.
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
While we had experienced rapid growth in our operations and personnel prior to the COVID-19 pandemic, we reduced our overall rate of hiring in fiscal 2021 as a cost savings measure in light of the COVID-19 pandemic and uncertain economic conditions. During the first half of fiscal 2022, we increased our pace of hiring and investments in our operations including sales,marketing and product technology, and we currently intend to continue these investments provided business disruptions, such as those due to the COVID-19 pandemic or economic uncertainty, do not continue for an extended period. If we are not able to continue to increase our headcount within a reasonable period of time, our ability to expand our operations and maintain or increase our sales may be negatively impacted.
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
We have incurred net losses in each fiscal year since inception, including net losses of $73.2 million, $83.4 million and $72.7 million in fiscal 2021, 2020 and 2019, respectively. We expect to incur net losses for the foreseeable future. As of July 31, 2021, we had an accumulated deficit of $505.4 million. We expect to make significant future expenditures related to the development and expansion of our business, including increasing our overall customer base, expanding relationships with existing customers, entering new vertical markets, expanding our global footprint, expanding and leveraging our relationships with strategic partners including system integrators to accelerate our growth, optimizing pricing and packaging, and expanding our operations and infrastructure, both domestically and internationally, and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these increased expenses. Some or all of the foregoing initiatives have been and may continue to be temporarily delayed or re-evaluated as part of our efforts to mitigate the ongoing effects of the COVID-19 pandemic on our business, which may negatively affect our ability to expand our operations and maintain or increase our sales. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.
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
Our future success depends on our continuing ability to attract, train, assimilate, and retain highly skilled personnel, including software engineers, sales personnel, and professional services personnel. We face intense competition for qualified individuals from numerous software and other technology companies. Like many companies, we have experienced increased turnover, including certain employees with significant institutional knowledge and expertise. We may not be able to retain our current key employees, or attract, train, assimilate, or retain other highly skilled personnel in the future. For example, employees may seek new or different opportunities that offer greater compensation or benefits than we offer or are able to offer, making it difficult to retain them. In addition, we may incur significant costs to attract and retain highly skilled personnel, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. As we move into new geographies, we will need to attract and recruit skilled personnel in those areas. If we are unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational, and managerial requirements, on a timely basis or at all, our business may be adversely affected.
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
We have been recognizing increased revenue from international sales, and we conduct our business activities in various foreign countries. We currently have operations in North America, Europe, Asia, and Australia. During the six months ended July 31, 2021, we derived approximately 37% of our total revenue from customers located outside the United States. Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple cultures, customs, legal systems, regulatory systems, and commercial infrastructures. International expansion will require us to invest significant funds and other resources. Our operations in international markets may not develop at a rate that supports our level of investment. Expanding internationally may subject us to new risks that we have not faced before or increase risks that we currently face, including risks associated with:
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

Our Debt Agreement provides our lender with a first-priority lien against substantially all of our non-intellectual property assets, and contains financial covenants and other restrictions on our actions, which could limit our operational flexibility and otherwise adversely affect our financial condition.
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
Our failure to comply with the covenants or payment requirements, or the occurrence of other events specified in our Debt Agreement could result in an event of default under the Debt Agreement which would give our lender the right to terminate their commitments to provide additional loans under the Debt Agreement and to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, we have granted our lender first-priority liens against substantially all of our non-intellectual property assets as collateral, and have pledged not to encumber or otherwise grant any security interest in our intellectual property. Failure to comply with the covenants or other restrictions in the Debt Agreement could result in a default. If the debt under our Debt Agreement was to be accelerated, we may not have sufficient cash on hand or be able to sell sufficient collateral to repay it, which would have an immediate adverse effect on our business and operating results.
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
The COVID-19 pandemic has generally increased the attack surface available for exploitation, as more companies and individuals work online and work remotely, and as such, the risk of a cybersecurity incident potentially occurring, and our investment in risk mitigations against such an incident, is increasing. For example, there has been an increase in phishing and spam emails as well as social engineering attempts from “hackers” hoping to use the ongoing COVID-19 pandemic to their advantage. Although the security incidents and breaches that we have experienced to date have not had a material effect on our business, there is no assurance that our security systems or processes will prevent or mitigate more serious break-ins, tampering, security incidents or breaches or other cyber-attacks that could occur in the future.
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
Additionally, the United Kingdom's departure in January 2020 from the EU (commonly referred to as “Brexit”), has created uncertainty with regard to the requirements for data transfers between the United Kingdom, the EU and other jurisdictions, and the ability to conduct business may be negatively impacted due to circumstances beyond our control, including ongoing uncertainty regarding the formal agreements or arrangements between the EU and the United Kingdom, changes in laws and enforcement, or the time and costs to put in place new mechanisms for the transfer of personal data.
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
The market price of our Class A common stock has been and may continue to be volatile. Since shares of our Class A were sold in our Initial Public Offering (IPO) in April 2018 at a price of $14.00 per share, the reported low and high sales prices of our common stock has ranged from $6.21 to $37.78 through September 2, 2021. The market price of our Class A common stock and the market price of the common stock of many other companies fell significantly in the early stage of the COVID-19 pandemic. The extent to which, and for how long, the COVID-19 pandemic may continue to impact the market price of our Class A common stock is unclear. In addition to factors discussed in this Form 10-K, the market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies, and technology companies in particular, have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted shareholder litigation following periods of market volatility. We are currently subject to stockholder litigation, which is described in Note 13. Commitments and Contingencies in the notes to our unaudited condensed consolidated financial statements. This or any future shareholder litigation could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.
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
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market. The perception that these sales might occur may also cause the market price of our Class A common stock to decline. As of August 31, 2021, we had outstanding a total of 115.5 million shares of Class A common stock and 9.1 million shares of Class B common stock.
In addition, as of July 31, 2021, we had outstanding stock options and restricted stock units (RSUs) that could result in the issuance of 23.0 million shares of Class A common stock. Subject to the satisfaction of applicable vesting requirements, the shares issued upon exercise of outstanding stock options or settlement of outstanding RSUs will be available for immediate resale in the open market.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of July 31, 2021, our directors and executive officers, and their affiliates, held substantially all of our Class B common stock and a substantial portion of the combined voting power of our common stock. As a result, we expect our directors and officers would control all matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the outstanding shares of Class B common stock, (ii) April 16, 2028, and (iii) the date the shares of Class B common stock cease to represent at least 5% of all outstanding shares of our common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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

ZUORA, INC.

Date: September 3, 2021	By:	/s/ Todd McElhatton
Todd McElhatton
Chief Financial Officer (Principal Accounting and Financial Officer)