Form 10-Q
period 2021-10-31
ZUORA INC
filed 2021-12-08
CIK 1423774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2021
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

As of November 30, 2021, the number of shares of the Registrant's Class A common stock outstanding was 117.4 million and the number of shares of the Registrant's Class B common stock outstanding was 9.1 million.

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

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements
ZUORA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	October 31, 2021	January 31, 2021
Assets
Current assets:
Cash and cash equivalents	$116,565	$94,110
Short-term investments	86,770	92,484
Accounts receivable, net of allowance for credit losses of $3,662 and $4,522 as of October 31, 2021 and January 31, 2021, respectively	72,356	78,860
Deferred commissions, current portion	13,704	12,712
Prepaid expenses and other current assets	15,978	15,574
Total current assets	305,373	293,740
Property and equipment, net	30,741	33,369
Operating lease right-of-use assets	44,480	47,085
Purchased intangibles, net	4,006	3,928
Deferred commissions, net of current portion	23,306	21,905
Goodwill	17,632	17,632
Other assets	3,681	3,848
Total assets	$429,219	$421,507
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,481	$2,249
Accrued expenses and other current liabilities	17,455	14,550
Accrued employee liabilities	30,983	29,470
Debt, current portion	2,749	4,397
Deferred revenue, current portion	129,327	127,701
Operating lease liabilities, current portion	11,227	9,630
Total current liabilities	195,222	187,997
Debt, net of current portion	—	1,666
Deferred revenue, net of current portion	1,055	1,529
Operating lease liabilities, net of current portion	48,333	53,590
Deferred tax liabilities	1,933	1,929
Other long-term liabilities	2,953	2,883
Total liabilities	249,496	249,594
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A common stock	12	11
Class B common stock	1	1
Additional paid-in capital	707,626	635,127
Accumulated other comprehensive income	349	796
Accumulated deficit	(528,265)	(464,022)
Total stockholders’ equity	179,723	171,913
Total liabilities and stockholders’ equity	$429,219	$421,507
See notes to unaudited condensed consolidated financial statements.

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Revenue:
Subscription	$73,775	$62,020	$210,415	$177,228
Professional services	15,455	15,226	45,631	48,905
Total revenue	89,230	77,246	256,046	226,133
Cost of revenue:
Subscription	17,279	15,611	50,190	43,627
Professional services	18,416	17,655	54,218	55,011
Total cost of revenue	35,695	33,266	104,408	98,638
Gross profit	53,535	43,980	151,638	127,495
Operating expenses:
Research and development	21,738	18,907	61,565	55,877
Sales and marketing	37,004	28,058	105,130	85,162
General and administrative	16,370	13,024	46,931	41,672
Total operating expenses	75,112	59,989	213,626	182,711
Loss from operations	(21,577)	(16,009)	(61,988)	(55,216)
Interest and other (expense) income, net	(702)	(352)	(1,034)	1,962
Loss before income taxes	(22,279)	(16,361)	(63,022)	(53,254)
Income tax provision	610	412	1,221	1,129
Net loss	(22,889)	(16,773)	(64,243)	(54,383)
Comprehensive loss:
Foreign currency translation adjustment	(127)	18	(386)	(71)
Unrealized loss on available-for-sale securities	(27)	(103)	(61)	(20)
Comprehensive loss	$(23,043)	$(16,858)	$(64,690)	$(54,474)
Net loss per share, basic and diluted	$(0.18)	$(0.14)	$(0.52)	$(0.47)
Weighted-average shares outstanding used in calculating net loss per share, basic and diluted	125,141	118,460	123,230	116,824
See notes to unaudited condensed consolidated financial statements.

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Nine Months Ended October 31, 2021
						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 31, 2021	109,900	$11	11,004	$1	$635,127	$796	$(464,022)	$171,913
Conversion of Class B common stock to Class A common stock	4,074	—	(4,074)	—	—	—	—	—
Issuance of common stock upon exercise of stock options	398	1	2,117	—	15,691	—	—	15,692
Lapse of restrictions on common stock related to early exercise of stock options	—	—	—	—	25	—	—	25
RSU releases	2,513	—	26	—	—	—	—	—
Issuance of common stock under the ESPP	388	—	—	—	4,005	—	—	4,005
Charitable donation of stock	61	—	—	—	1,000	—	—	1,000
Stock-based compensation	—	—	—	—	51,778	—	—	51,778
Other comprehensive loss	—	—	—	—	—	(447)	—	(447)
Net loss	—	—	—	—	—	—	(64,243)	(64,243)
Balance, October 31, 2021	117,334	$12	9,073	$1	$707,626	$349	$(528,265)	$179,723

	Three Months Ended October 31, 2021
						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, July 31, 2021	115,312	$12	9,123	$1	$682,202	$503	$(505,376)	$177,342
Conversion of Class B common stock to Class A common stock	963	—	(963)	—	—	—	—	—
Issuance of common stock upon exercise of stock options	85	—	913	—	5,505	—	—	5,505
Lapse of restrictions on common stock related to early exercise of stock options	—	—	—	—	7	—	—	7
RSU releases	974	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	19,912	—	—	19,912
Other comprehensive loss	—	—	—	—	—	(154)	—	(154)
Net loss	—	—	—	—	—	—	(22,889)	(22,889)
Balance, October 31, 2021	117,334	$12	9,073	$1	$707,626	$349	$(528,265)	$179,723

	Nine Months Ended October 31, 2020
						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 31, 2020	97,134	$10	17,348	$2	$555,307	$188	$(390,848)	$164,659
Conversion of Class B common stock to Class A common stock	8,486	1	(8,486)	(1)	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchases	(2)	—	2,077	—	8,863	—	—	8,863
Lapse of restrictions on common stock related to early exercise of stock options	—	—	—	—	96	—	—	96
RSU releases	1,959	—	95	—	—	—	—	—
Issuance of common stock under the ESPP	399	—	—	—	4,214	—	—	4,214
Charitable donation of stock	74	—	—	—	1,000	—	—	1,000
Stock-based compensation	—	—	—	—	43,933	—	—	43,933
Other comprehensive loss	—	—	—	—	—	(91)	—	(91)
Net loss	—	—	—	—	—	—	(54,383)	(54,383)
Balance, October 31, 2020	108,050	$11	11,034	$1	$613,413	$97	$(445,231)	$168,291

	Three Months Ended October 31, 2020
						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, July 31, 2020	105,282	$11	12,875	$1	$597,736	$182	$(428,458)	$169,472
Conversion of Class B common stock to Class A common stock	2,066	—	(2,066)	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchases	(1)	—	200	—	879	—	—	879
Lapse of restrictions on common stock related to early exercise of stock options	—	—	—	—	25	—	—	25
RSU releases	703	—	25	—	—	—	—	—
Stock-based compensation	—	—	—	—	14,773	—	—	14,773
Other comprehensive loss	—	—	—	—	—	(85)	—	(85)
Net loss	—	—	—	—	—	—	(16,773)	(16,773)
Balance, October 31, 2020	108,050	$11	11,034	$1	$613,413	$97	$(445,231)	$168,291
See notes to unaudited condensed consolidated financial statements.

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(64,243)	$(54,383)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	12,642	11,172
Stock-based compensation	51,778	43,933
Provision for credit losses	1,859	3,038
Donation of common stock to charitable foundation	1,000	1,000
Amortization of deferred commissions	11,956	8,558
Reduction in carrying amount of right-of-use assets	7,230	6,358
Other	678	182
Changes in operating assets and liabilities:
Accounts receivable	4,645	6,565
Prepaid expenses and other assets	(559)	(204)
Deferred commissions	(14,887)	(10,172)
Accounts payable	1,196	(1,869)
Accrued expenses and other liabilities	2,781	(801)
Accrued employee liabilities	1,513	5,697
Deferred revenue	1,152	(4,408)
Operating lease liabilities	(10,421)	(6,515)
Net cash provided by operating activities	8,320	8,151
Cash flows from investing activities:
Purchases of property and equipment	(6,044)	(12,074)
Insurance proceeds for damaged property and equipment	344	988
Purchase of intangible assets	(1,349)	—
Purchases of short-term investments	(77,386)	(61,783)
Sales of short-term investments	—	2,511
Maturities of short-term investments	82,592	102,305
Net cash (used in) provided by investing activities	(1,843)	31,947
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options, net of repurchases of unvested common stock	15,692	8,861
Proceeds from issuance of common stock under employee stock purchase plan	4,005	4,214
Principal payments on long-term debt	(3,333)	(3,330)
Net cash provided by financing activities	16,364	9,745
Effect of exchange rates on cash and cash equivalents	(386)	(71)
Net increase in cash and cash equivalents	22,455	49,772
Cash and cash equivalents, beginning of period	94,110	54,275
Cash and cash equivalents, end of period	$116,565	$104,047
Supplemental disclosure of non-cash investing and financing activities:
Lapse in restrictions on early exercised common stock options	$25	$96
Property and equipment purchases accrued or in accounts payable	$123	$3
Purchase of intangible assets included in accrued expenses and other current liabilities	$225	$—
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

Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Our significant accounting policies are discussed in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements in our Annual Report for the fiscal year ended January 31, 2021. There have been no significant changes to these policies during the nine months ended October 31, 2021.
Recent Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in the existing guidance for income taxes and making other minor improvements. We adopted this ASU on February 1, 2021, and the adoption did not have a material impact on our unaudited condensed consolidated financial statements.
Note 3. Investments
The amortized costs, unrealized gains and losses and estimated fair values of our short-term investments were as follows (in thousands):

	October 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$18,131	$—	$(21)	$18,110
Corporate bonds	16,207	—	(7)	16,200
Commercial paper	48,953	—	—	48,953
Supranational bonds	3,507	—	—	3,507
Total short-term investments	$86,798	$—	$(28)	$86,770

	January 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$18,007	$28	$—	$18,035
Corporate bonds	25,888	8	(3)	25,893
Commercial paper	48,556	—	—	48,556
Total short-term investments	$92,451	$36	$(3)	$92,484
There were no material realized gains or losses from sales of marketable securities that were reclassified out of accumulated other comprehensive income into investment income during the nine months ended October 31, 2021 and 2020. We had no significant unrealized losses on our available-for-sale securities as of October 31, 2021 and as of January 31, 2021, and we do not expect material credit losses on our current investments in future periods. All securities had stated effective maturities of less than two years as of October 31, 2021.
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
The following tables summarize our fair value hierarchy for our financial assets measured at fair value on a recurring basis (in thousands):

	October 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$107,468	$—	$—	$107,468
Short-term investments:
U.S. government securities	$—	$18,110	$—	$18,110
Corporate bonds	—	16,200	—	16,200
Commercial paper	—	48,953	—	48,953
Supranational bonds	—	3,507	—	3,507
Total short-term investments	$—	$86,770	$—	$86,770

	January 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$85,664	$—	$—	$85,664
Short-term investments:
U.S. government securities	$—	$18,035	$—	$18,035
Corporate bonds	—	25,893	—	25,893
Commercial paper	—	48,556	—	48,556
Total short-term investments	$—	$92,484	$—	$92,484
The carrying amounts of certain financial instruments, including cash held in bank accounts, accounts receivable, accounts payable, and accrued expenses, approximate fair value due to their relatively short maturities. The carrying amount of debt approximates fair value due to its floating interest rate.
Note 5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	October 31, 2021	January 31, 2021
Prepaid software subscriptions	$5,785	$5,087
Prepaid insurance	3,449	2,317
Prepaid hosting costs	1,271	1,847
Contract assets	1,104	1,381
Taxes	1,039	477
Insurance recovery receivable	130	344
Other	3,200	4,121
Total	$15,978	$15,574

Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	October 31, 2021	January 31, 2021
Software	$23,420	$19,711
Leasehold improvements	19,530	18,978
Computer equipment	14,293	12,824
Servers	14,133	14,179
Furniture and fixtures	5,220	5,228
Vehicles	—	105
	76,596	71,025
Less accumulated depreciation and amortization	(45,855)	(37,656)
Total	$30,741	$33,369
The following table summarizes the capitalized internal-use software costs included within the Software line item in the table above (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Internal-use software costs capitalized during the period	$1,748	$768	$3,710	$3,490

			October 31, 2021	January 31, 2021
Total capitalized internal-use software, net of accumulated amortization			$10,291	$8,704
The following table summarizes total depreciation and amortization expense related to property and equipment, including amortization of internal-use software, included in General and administrative and Cost of subscription revenue in the accompanying unaudited condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Total depreciation and amortization expense	$2,802	$2,803	$8,630	$7,627

Note 7. Purchased Intangible Assets
The following table summarizes the purchased intangible asset balances and activity (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Balance, January 31, 2021	$12,893	$(8,965)	$3,928
Purchases of intangible assets	1,574	—	1,574
Amortization expense	—	(1,496)	(1,496)
Balance, October 31, 2021	$14,467	$(10,461)	$4,006
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
The following table summarizes amortization expense related to purchased intangible assets included in Cost of subscription revenue in the accompanying unaudited condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Purchased intangible assets amortization expense	$554	$423	$1,496	$1,269
Note 8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	October 31, 2021	January 31, 2021
Accrued outside services and consulting	$4,528	$2,380
Accrued hosting and third-party licenses	$3,821	$3,073
Accrued taxes	$3,398	$4,377
Other accrued expenses	5,708	4,720
Total	$17,455	$14,550
Note 9. Debt
We have an agreement with Silicon Valley Bank that includes a revolving and term loan facility, which is secured by a lien on substantially all of our non-IP assets (Debt Agreement). Under the revolving loan facility, we may borrow up to $30.0 million until October 2022. As of October 31, 2021, we had not drawn down any amounts under this revolving loan. Under the term loan facility, we borrowed $15.0 million in June 2017 to partially finance the acquisition of Leeyo. Payments were interest only through June 2019, after which date payments of principal and interest are due in 36 equal monthly installments beginning in June 2019 until the maturity date in June 2022. A remaining balance of $2.6 million was outstanding as of October 31, 2021. The interest rate under both the revolving and term loan facility is equal to the prime rate published by the Wall Street Journal minus 1.00%.
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

Note 10. Deferred Revenue and Performance Obligations
The following table summarizes revenue recognized during the period that was included in the deferred revenue balance at the beginning of each respective period (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Revenue recognized from deferred revenue	$66,868	$57,160	$118,608	$101,195
As of October 31, 2021, total remaining non-cancellable performance obligations under our subscription contracts with customers was approximately $360.4 million and we expect to recognize revenue on approximately 60% of these remaining performance obligations over the next 12 months. Remaining performance obligations under our professional service contracts as of October 31, 2021 were not material.
Note 11. Geographical Information
Disaggregation of Revenue
Revenue by country, based on the customer’s address at the time of sale, was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
United States	$55,577	$49,753	$161,251	$148,665
Others	33,653	27,493	94,795	77,468
Total	$89,230	$77,246	$256,046	$226,133
Percentage of revenue by geographic area:
United States	62%	64%	63%	66%
Other	38%	36%	37%	34%
Other than the United States, no individual country exceeded 10% of total revenue for the three and nine months ended October 31, 2021 and 2020.
Long-lived assets
Long-lived assets, which consist of property and equipment, net, deferred commissions, purchased intangible assets, net and operating lease right-of-use assets by geographic location, are based on the location of the legal entity that owns the asset. As of October 31, 2021 and 2020, no individual country exceeded 10% of total long-lived assets other than the United States.

Note 12. Leases
We have non-cancelable operating leases for our offices located in the U.S. and abroad. As of October 31, 2021, these leases expire on various dates between 2021 and 2030. Certain lease agreements include one or more options to renew, with renewal terms that can extend the lease up to seven years. We have the right to exercise or forego the lease renewal options. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of our long-term operating leases and related operating lease cost were as follows (in thousands):

	October 31, 2021	January 31, 2021
Operating lease right-of-use assets	$44,480	$47,085

Operating lease liabilities, current portion	11,227	9,630
Operating lease liabilities, net of current portion	48,333	53,590
Total operating lease liabilities	$59,560	$63,220

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Operating lease cost[1]	$3,156	$2,989	$9,529	$8,920
(1) Includes costs related to our short-term operating leases as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Short-term operating lease costs	$98	$32	$294	$130
The future maturities of long-term operating lease liabilities for each fiscal year were as follows (in thousands):

Maturities of Operating Lease Liabilities
2022 (remainder of the year)	$3,467
2023	13,579
2024	11,018
2025	6,386
2026	6,242
Thereafter	29,897
Total lease payments	70,589
Less imputed interest	(11,029)
Present value of lease liabilities	$59,560

Other supplemental information related to our long-term operating leases includes the following (dollars in thousands):

	October 31, 2021	January 31, 2021
Weighted-average remaining operating lease term	7.1 years	7.8 years
Weighted-average operating lease discount rate	4.5%	4.7%

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases	$3,403	$1,859	$10,267	$6,822
New right-of-use assets obtained in exchange for lease liabilities:
Operating leases obtained	$703	$—	$4,626	$1,064
As of October 31, 2021, we had $0.6 million of undiscounted future payments for an operating lease that has not yet commenced, which is excluded from the tables above and is not yet recognized in our consolidated balance sheets. This operating lease is expected to commence in fiscal year 2023 and has a lease term of 18 months.
Note 13. Commitments and Contingencies
Letters of Credit
In connection with the execution of certain facility leases, we had bank issued irrevocable letters of credit for $4.7 million as of October 31, 2021 and January 31, 2021. No draws have been made under such letters of credit.
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
In April and May 2020, two putative securities class action lawsuits were filed in the Superior Court of the State of California, County of San Mateo, naming as defendants Zuora and certain of its current and former officers, its directors and the underwriters of Zuora's initial public offering (IPO). The complaints purport to bring suit on behalf of stockholders who purchased or otherwise acquired Zuora's securities pursuant or traceable to the Registration Statement and Prospectus issued in connection with Zuora's IPO and allege claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The suits seek unspecified damages and other relief. In July 2020, the court entered an order consolidating the two lawsuits, and the lead plaintiffs filed a consolidated amended complaint asserting the same claims. In October 2020, the court denied defendants' demurrer as to the Section 11 and Section 15 claims and granted the demurrer as to the Section 12(a)(2) claim with leave to file an amended complaint. In November 2020, the lead plaintiffs filed an amended consolidated complaint. Defendants' demurrer to the Section 12(a)(2) claim was sustained with leave to amend. On October 14, 2021, the court certified a class for the Section 11 and Section 15 claims, consisting of persons and entities who purchased or acquired Zuora common stock pursuant or traceable to the Registration Statement and Prospectus issued in connection with Zuora’s IPO. The lead plaintiffs voluntarily dismissed the Section 12(a)(2) claim without prejudice. Discovery in this case is ongoing.
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
Other Contractual Obligations
As of October 31, 2021, we had a contractual obligation to make $67.6 million in purchases of cloud computing services provided by one of our vendors by September 30, 2024.

Note 14. Income Taxes
The following table reflects our income tax provision, pretax loss and effective tax rate for the periods presented (in thousands, except percentages):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Loss before income taxes	$(22,279)	$(16,361)	$(63,022)	$(53,254)
Income tax provision	610	412	1,221	1,129
Effective tax rate	(2.7)%	(2.5)%	(1.9)%	(2.1)%
The effective tax rates differ from the statutory rates primarily as a result of providing no benefit on pretax losses incurred in the United States, as we have determined that the benefit of the losses is not more likely than not to be realized.
Note 15. Stockholders' Equity
Preferred Stock
As of October 31, 2021, Zuora had authorized 10 million shares of preferred stock, each with a par value of $0.0001 per share. As of October 31, 2021, no shares of preferred stock were issued and outstanding.
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
As of October 31, 2021, Zuora had authorized 500 million shares of Class A common stock and 500 million shares of Class B common stock, each with a par value of $0.0001 per share. As of October 31, 2021, 117.3 million shares of Class A common stock and 9.1 million shares of Class B common stock were issued and outstanding.
Accumulated Other Comprehensive Income
Components of accumulated other comprehensive income were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance, January 31, 2021	$791	$5	$796
Foreign currency translation adjustment	(386)	—	(386)
Unrealized loss on available-for-sale securities	—	(61)	(61)
Balance, October 31, 2021	$405	$(56)	$349
There were no material reclassifications out of accumulated other comprehensive income during the nine months ended October 31, 2021. Additionally, there was no material tax impact on the amounts presented.

Note 16. Employee Stock Plans
Equity Incentive Plans
In March 2018, our Board of Directors adopted and our stockholders approved the 2018 Equity Incentive Plan (2018 Plan). The 2018 Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, restricted stock units (RSUs), performance awards, and stock bonuses. As of October 31, 2021, approximately 24.7 million shares of Class A common stock were reserved and available for issuance under the 2018 Plan. In addition, as of October 31, 2021, 5.0 million stock options and RSUs exercisable or settleable for Class B common stock were outstanding in the aggregate under our 2006 Stock Plan (2006 Plan) and 2015 Equity Incentive Plan (2015 Plan), which plans were terminated in May 2015 and April 2018, respectively. The 2006 Plan and 2015 Plan continue to govern outstanding equity awards granted thereunder.
Stock Options
The following tables summarize stock option activity and related information (in thousands, except weighted-average exercise price, weighted-average grant date fair value and average remaining contractual term):

	Shares Subject To Outstanding Stock Options	Weighted-Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, January 31, 2021	11,812	$8.54	6.6	$80,212
Granted	655	15.65
Exercised	(2,515)	6.24
Forfeited	(934)	13.12
Balance, October 31, 2021	9,018	9.22	6.1	114,258
Exercisable as of October 31, 2021	6,134	6.55	4.9	93,891
Vested and expected to vest as of October 31, 2021	8,730	9.07	6.0	111,959

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Weighted-average grant date fair value per share of options granted during each respective period	not applicable[1]	$4.06	$6.54	$4.57
Aggregate intrinsic value of options exercised during each respective period	$12,868	$1,245	$27,606	$17,564
_________________________________
(1) There were no stock options granted during the three months ended October 31, 2021

We used the Black-Scholes option-pricing model to estimate the fair value of our stock options granted during each respective period using the following assumptions:

Nine Months Ended October 31,
	2021	2020
Fair value of common stock	$15.64 - $15.87	$9.99 - $13.51
Expected volatility	42.3% - 42.7%	41.4% - 42.4%
Expected term (years)	6.0 - 6.1	6.0 - 6.1
Risk-free interest rate	1.0% - 1.1%	0.4% - 0.5%
Expected dividend yield	—	—
There were no stock options granted during the three months ended October 31, 2021.
RSUs
The following table summarizes RSU activity and related information (in thousands, except weighted-average grant date fair value):

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance, January 31, 2021	8,278	$13.54
Granted	8,980	16.44
Vested	(2,539)	14.52
Forfeited	(2,101)	14.39
Balance, October 31, 2021	12,618	15.26
2018 Employee Stock Purchase Plan
In March 2018, our Board of Directors adopted and our stockholders approved the 2018 Employee Stock Purchase Plan (ESPP). A total of 4.1 million shares of Class A common stock were reserved and available for issuance under the ESPP as of October 31, 2021. The ESPP provides for 24-month offering periods beginning June 15 and December 15 of each year, and each offering period contains four six-month purchase periods. On each purchase date, ESPP participants will purchase shares of our Class A common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Class A common stock on the offering date or (2) the fair market value of the Class A common stock on the purchase date.
We estimated the fair value of ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended October 31,
	2021	2020
Fair value of common stock	$16.07	$13.50
Expected volatility	41.8% - 53.2%	50.7% - 69.1%
Expected term (years)	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	0.1% - 0.2%	0.2%
Expected dividend yield	—	—

Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories in the accompanying unaudited condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Cost of subscription revenue	$1,580	$1,224	$4,157	$3,541
Cost of professional services revenue	2,822	2,508	7,487	7,290
Research and development	5,774	4,914	15,546	14,401
Sales and marketing	6,298	3,868	15,993	11,721
General and administrative	3,438	2,259	8,595	6,980
Total stock-based compensation expense	$19,912	$14,773	$51,778	$43,933
As of October 31, 2021, unrecognized compensation costs related to unvested equity awards and the weighted-average remaining period over which those costs are expected to be realized were as follows (dollars in thousands):

	Stock Options	RSUs	ESPP
Unrecognized compensation costs	$13,300	$158,199	$4,941
Weighted-average remaining recognition period	2.5 years	2.9 years	0.8 years

Note 17. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Numerator:
Net loss	$(22,889)	$(16,773)	$(64,243)	$(54,383)
Denominator:
Weighted-average common shares outstanding, basic and diluted	125,141	118,460	123,230	116,824
Net loss per share, basic and diluted	$(0.18)	$(0.14)	$(0.52)	$(0.47)
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

	October 31,
	2021	2020
Issued and outstanding stock options	9,018	12,434
Unvested RSUs and restricted stock issued and outstanding	12,618	8,677
Shares committed under ESPP	324	302
Total	21,960	21,413

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

COVID-19 Pandemic Impact
The COVID-19 pandemic has caused certain disruptions to our business operations—such as delays and lengthening of our customary sales cycles and postponed implementations, certain customers not purchasing or renewing our products or services, requests for extended payment terms and contract restructurings by certain customers more severely impacted by the pandemic, challenges in sales and customer success efforts due to travel restrictions, and shifting certain customer events to virtual-only experiences. During the nine months ended October 31, 2021, we experienced fewer disruptions including customer loss, down-sells, customer requests for extended payment terms and other relief due to the COVID-19 pandemic as compared to the prior year. We believe that such COVID-related disruptions experienced thus far have not had a material impact on our overall financial results to date in fiscal 2022. However, because our financial results are driven by multiple factors, some of which are not quantifiable, it is not possible to determine the significance of the specific impact of the COVID-19 pandemic on our financial results in any given period.
Because our products are generally offered as subscription-based licenses and a portion of that revenue is recognized over time, the effect of the pandemic may not be fully reflected in our operating results until future periods. The extent to which the COVID-19 pandemic impacts our business operations in future periods will depend on multiple uncertain factors, including the duration and severity of the pandemic, developments related to COVID-19 variants and vaccine efficacy, the pandemic's overall negative impact on the global economy generally and on our customers, which operate in numerous industries, and continued responses by governments and businesses to COVID-19.
We are continuing to monitor the impact of the COVID-19 pandemic on our business operations and financial results. Last fiscal year, we implemented plans to manage our costs in certain areas such as travel, events, and marketing and reduced our pace of hiring while continuing to prioritize new headcount critical to operations, sales and customer support. During the nine months ended October 31, 2021, we increased our pace of hiring and investments in our operations including sales, marketing and product technology. We currently intend to continue these investments, but to the extent any business disruption continues for an extended period, additional cost management actions may be considered. The uncertainty surrounding the COVID-19 pandemic, including developments related to COVID-19 variants and vaccine efficacy, and its impact on the global economy could also lead to a more significant adverse impact on our business operations and financial performance in the future.
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
Fiscal Third Quarter Business Highlights and Recent Developments:
•We closed ten deals with ACV of $500,000 or more, including two deals with ACV of $1.0 million or more.
•Our dollar-based retention rate improved to 110% compared to 99% as of October 31, 2020.
•Customers with ACV equal to or greater than $100,000 totaled 720 as of October 31, 2021, an increase of 10% compared to last year.
•Our ARR Growth was 19% compared to 12% as of October 31, 2020.
•Customer transaction volume through Zuora's billing platform was $18.8 billion as of October 31, 2021, an increase of 28% compared to last year.

Fiscal Third Quarter Financial Performance Summary:
Our financial performance for the three months ended October 31, 2021 compared to the three months ended October 31, 2020 reflects the following:
•Subscription revenue was $73.8 million, an increase of $11.8 million, or 19%; and total revenue was $89.2 million, an increase of $12.0 million, or 16%.
•Gross profit was $53.5 million, or 60% of total of revenue, compared to $44.0 million, or 57% of total revenue.
•Loss from operations was $21.6 million, or 24% of total revenue, compared to a loss of $16.0 million, or 21% of total revenue.
Key Operational and Financial Metrics
We monitor the following key operational and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:
Customers with Annual Contract Value (ACV) Equal to or Greater than $100,000
We believe our ability to enter into larger contracts is indicative of broader adoption of our solution by larger organizations. It also reflects our ability to expand our revenue footprint within our current customer base. We define ACV as the subscription revenue we would contractually expect to recognize from that customer over the next twelve months, assuming no increases or reductions in their subscriptions. We define the number of customers at the end of any particular period as the number of parties or organizations that have entered into a distinct subscription contract with us for which the term has not ended. Each party with which we have entered into a distinct subscription contract is considered a unique customer, and in some cases, there may be more than one customer within a single organization. We have increased the number of customers with ACV equal to or greater than $100,000 to 720 as of October 31, 2021, as compared to 653 customers as of October 31, 2020. We expect this metric to increase on a long-term basis, although it may fluctuate as we continue working to improve our overall sales motion.
Dollar-Based Retention Rate
We believe our dollar-based retention rate is a key measure of our ability to retain and expand revenue from our customer base over time. We calculate our dollar-based retention rate as of a period end by starting with the sum of the ACV from all customers as of twelve months prior to such period end, or prior period ACV. We then calculate the sum of the ACV from these same customers as of the current period end, or current period ACV. Current period ACV includes any upsells and also reflects contraction or attrition over the trailing twelve months, but excludes revenue from new customers added in the current period. We then divide the current period ACV by the prior period ACV to arrive at our dollar-based retention rate. Our dollar-based retention rate improved to 110% as of October 31, 2021, and while the dollar-based retention rate can fluctuate in any particular quarter, we expect it to remain relatively flat for the full current fiscal year. Our dollar-based retention rate was 99% as of October 31, 2020.
Annual Recurring Revenue Growth (ARR Growth)
We believe that our ARR Growth is a key measure as it is a leading indicator of subscription revenue growth from both new and existing customers. We calculate ARR Growth by dividing the annual recurring revenue (ARR) as of a period end by the ARR for the corresponding period end of the prior fiscal year. ARR represents the annualized recurring value of all active subscription contracts at the end of a reporting period and excludes the value of non-recurring revenue such as professional services revenue as well as contracts with new customers with a term of less than one year. ARR Growth is a performance metric and should be viewed independently of revenue and deferred revenue, and is not intended to be a substitute for, or combined with, any of these items. Our ARR Growth increased to 19% as of October 31, 2021 and we expect our ARR Growth to remain relatively flat for the full current fiscal year. Our ARR Growth was 12% as of October 31, 2020.

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
Professional services revenue. Professional services revenue consists of fees for services related to helping our customers deploy, configure, and optimize the use of our solutions. These services include system integration, data migration, process enhancement, and training. Professional services projects generally take three to twelve months to complete. Once the contract is signed, we generally invoice for professional services on a time and materials basis, although we occasionally engage in fixed-price service engagements and invoice for those based upon agreed milestone payments. We recognize revenue as services are performed for time and materials engagements and on a proportional performance method as the services are performed for fixed fee engagements. We expect to continue to transition a portion of our professional services implementations to our strategic partners, including system integrators (SIs), and as a result we expect our professional services revenue to decrease over time as a percentage of total revenue.

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

Results of Operations
The following tables set forth our unaudited condensed consolidated results of operations for the periods presented in dollars and as a percentage of our total revenue (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Revenue:
Subscription	$73,775	$62,020	$210,415	$177,228
Professional services	15,455	15,226	45,631	48,905
Total revenue	89,230	77,246	256,046	226,133
Cost of revenue:
Subscription	17,279	15,611	50,190	43,627
Professional services	18,416	17,655	54,218	55,011
Total cost of revenue	35,695	33,266	104,408	98,638
Gross profit	53,535	43,980	151,638	127,495
Operating expenses:
Research and development	21,738	18,907	61,565	55,877
Sales and marketing	37,004	28,058	105,130	85,162
General and administrative	16,370	13,024	46,931	41,672
Total operating expenses	75,112	59,989	213,626	182,711
Loss from operations	(21,577)	(16,009)	(61,988)	(55,216)
Interest and other (expense) income, net	(702)	(352)	(1,034)	1,962
Loss before income taxes	(22,279)	(16,361)	(63,022)	(53,254)
Income tax provision	610	412	1,221	1,129
Net loss	$(22,889)	$(16,773)	$(64,243)	$(54,383)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Revenue:
Subscription	83%	80%	82%	78%
Professional services	17	20	18	22
Total revenue	100	100	100	100
Cost of revenue:
Subscription	19	20	20	19
Professional services	21	23	21	24
Total cost of revenue	40	43	41	44
Gross profit	60	57	59	56
Operating expenses:
Research and development	24	24	24	25
Sales and marketing	41	36	41	38
General and administrative	18	17	18	18
Total operating expenses	84	78	83	81
Loss from operations	(24)	(21)	(24)	(24)
Interest and other (expense) income, net	(1)	—	—	1
Loss before income taxes	(25)	(21)	(25)	(24)
Income tax provision	1	1	—	—
Net loss	(26)%	(22)%	(25)%	(24)%
Note: Percentages in the table above may not sum due to rounding.
Non-GAAP Financial Measures
To supplement our unaudited condensed consolidated financial statements presented in accordance with U.S. GAAP, we monitor and consider non-GAAP cost of subscription revenue, non-GAAP cost of professional services revenue, non-GAAP gross profit, non-GAAP subscription gross margin, non-GAAP professional services gross margin, non-GAAP total gross margin, non-GAAP research and development expense, non-GAAP sales and marketing expense, non-GAAP general and administrative expense, non-GAAP (loss) income from operations, non-GAAP operating margin, non-GAAP net loss, non-GAAP net loss per share, and free cash flow. We use non-GAAP financial measures in conjunction with GAAP measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our Board of Directors concerning our financial performance. We believe these non-GAAP measures provide investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of our operating results. We also believe these non-GAAP measures are useful in evaluating our operating performance compared to that of other companies in our industry, as they generally eliminate the effects of certain items that may vary for different companies for reasons unrelated to overall operating performance.
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
The following tables provide a reconciliation of our GAAP to Non-GAAP measures (in thousands, except percentages and per share data):

	Three Months Ended October 31, 2021[1]
	GAAP	Stock-based Compensation	Amortization of Acquired Intangibles	Certain Litigation	Non-GAAP
Cost of revenue:
Cost of subscription revenue	$17,279	$(1,580)	$(554)	$—	$15,145
Cost of professional services revenue	18,416	(2,822)	—	—	15,594
Gross profit	53,535	4,402	554	—	58,491
Operating expenses:
Research and development	21,738	(5,774)	—	—	15,964
Sales and marketing	37,004	(6,298)	—	—	30,706
General and administrative	16,370	(3,438)	—	114	13,046
Loss from operations	(21,577)	19,912	554	(114)	(1,225)
Net loss	$(22,889)	$19,912	$554	$(114)	$(2,537)
Net loss per share, basic and diluted²	$(0.18)				$(0.02)
Gross margin	60%				66%
Subscription gross margin	77%				79%
Professional services gross margin	(19)%				(1)%
Operating margin	(24)%				(1)%

	Three Months Ended October 31, 2020[1]
	GAAP	Stock-based Compensation	Amortization of Acquired Intangibles	Certain Litigation	Non-GAAP
Cost of revenue:
Cost of subscription revenue	$15,611	$(1,224)	$(423)	$—	$13,964
Cost of professional services revenue	17,655	(2,508)	—	—	15,147
Gross profit	43,980	3,732	423	—	48,135
Operating expenses:
Research and development	18,907	(4,914)	—	—	13,993
Sales and marketing	28,058	(3,868)	—	—	24,190
General and administrative	13,024	(2,259)	—	(967)	9,798
(Loss) income from operations	(16,009)	14,773	423	967	154
Net loss	$(16,773)	$14,773	$423	$967	$(610)
Net loss per share, basic and diluted²	$(0.14)				$(0.01)
Gross margin	57%				62%
Subscription gross margin	75%				77%
Professional services gross margin	(16)%				1%
Operating margin	(21)%				—%
_________________________________
(1) Beginning with the second quarter ended July 31, 2021, we no longer exclude non-cash adjustments for capitalization and amortization of internal-use software from our non-GAAP financial measures. Our non-GAAP financial measures for the three months ended October 31, 2020 were recast to conform to the updated methodology for comparison purposes. For the three months ended October 31, 2021 and 2020, we did not have any non-cash charges for impairments of internal-use software.
(2) GAAP and Non-GAAP net loss per share are calculated based upon 125,141 and 118,460 basic and diluted weighted-average shares of common stock for the three months ended October 31, 2021 and 2020, respectively.

	Nine Months Ended October 31, 2021[1]
	GAAP	Stock-based Compensation	Amortization of Acquired Intangibles	Charitable Contribution	Certain Litigation	Non-GAAP
Cost of revenue:
Cost of subscription revenue	$50,190	$(4,157)	$(1,496)	$—	$—	$44,537
Cost of professional services revenue	54,218	(7,487)	—	—	—	46,731
Gross profit	151,638	11,644	1,496	—	—	164,778
Operating expenses:
Research and development	61,565	(15,546)	—	—	—	46,019
Sales and marketing	105,130	(15,993)	—	—	—	89,137
General and administrative	46,931	(8,595)	—	(1,000)	(169)	37,167
Loss from operations	(61,988)	51,778	1,496	1,000	169	(7,545)
Net loss	$(64,243)	$51,778	$1,496	$1,000	$169	$(9,800)
Net loss per share, basic and diluted²	$(0.52)					$(0.08)
Gross margin	59%					64%
Subscription gross margin	76%					79%
Professional services gross margin	(19)%					(2)%
Operating margin	(24)%					(3)%

	Nine Months Ended October 31, 2020[1]
	GAAP	Stock-based Compensation	Amortization of Acquired Intangibles	Charitable Contribution	Certain Litigation	Non-GAAP
Cost of revenue:
Cost of subscription revenue	$43,627	$(3,541)	$(1,269)	$—	$—	$38,817
Cost of professional services revenue	55,011	(7,290)	—	—	—	47,721
Gross profit	127,495	10,831	1,269	—	—	139,595
Operating expenses:
Research and development	55,877	(14,401)	—	—	—	41,476
Sales and marketing	85,162	(11,721)	—	—	—	73,441
General and administrative	41,672	(6,980)	—	(1,000)	(2,202)	31,490
Loss from operations	(55,216)	43,933	1,269	1,000	2,202	(6,812)
Net loss	$(54,383)	$43,933	$1,269	$1,000	$2,202	$(5,979)
Net loss per share, basic and diluted²	$(0.47)					$(0.05)
Gross margin	56%					62%
Subscription gross margin	75%					78%
Professional services gross margin	(12)%					2%
Operating margin	(24)%					(3)%
_________________________________
(1) Beginning with the second quarter ended July 31, 2021, we no longer exclude non-cash adjustments for capitalization and amortization of internal-use software from our non-GAAP financial measures. Our non-GAAP financial measures for the nine months ended October 31, 2020 were recast to conform to the updated methodology for comparison purposes. For the nine months ended October 31, 2021 and 2020, we did not have any non-cash charges for impairments of internal-use software.
(2) GAAP and Non-GAAP net loss per share are calculated based upon 123,230 and 116,824 basic and diluted weighted-average shares of common stock for the nine months ended October 31, 2021 and 2020, respectively.
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(in thousands)
Net cash provided by operating activities	$692	$1,360	$8,320	$8,151
Less:
Purchases of property and equipment, net of insurance recoveries	(2,347)	(1,386)	(5,700)	(11,086)
Free cash flow	$(1,655)	$(26)	$2,620	$(2,935)

Comparison of the Three Months Ended October 31, 2021 and 2020
Revenue

	Three Months Ended October 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscription	$73,775	$62,020	$11,755	19%
Professional services	15,455	15,226	229	2%
Total revenue	$89,230	$77,246	$11,984	16%
Percentage of revenue:
Subscription	83%	80%
Professional services	17	20
Total revenue	100%	100%
Subscription revenue increased by $11.8 million, or 19%, for the three months ended October 31, 2021 compared to the three months ended October 31, 2020. The increase was driven by growth in our customer base, including both new and existing customers, and is partially offset by $1.5 million of revenue recognized in the three months ended October 31, 2020 related to a contract resolution with a customer that will not be recurring in future periods. New customers contributed approximately $4.1 million of the increase in subscription revenue during the three months ended October 31, 2021, while increased transaction volume and sales of additional products to our existing customers contributed the remainder. We calculate subscription revenue from new customers during the quarter by adding the revenue recognized from new customers acquired in the 12 months prior to the reporting date.
Professional services revenue increased by $0.2 million, or 2%, for the three months ended October 31, 2021 compared to the three months ended October 31, 2020.
Cost of Revenue and Gross Margin

	Three Months Ended October 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$17,279	$15,611	$1,668	11%
Professional services	18,416	17,655	761	4%
Total cost of revenue	$35,695	$33,266	$2,429	7%
Gross margin:
Subscription	77%	75%
Professional services	(19)	(16)
Total gross margin	60%	57%
Cost of subscription revenue increased by $1.7 million, or 11%, for the three months ended October 31, 2021 compared to the three months ended October 31, 2020. The increase in cost of subscription revenue was primarily driven by increases of $0.8 million in employee compensation costs and $0.3 million in allocated overhead costs.
Cost of professional services revenue increased by $0.8 million, or 4%, for the three months ended October 31, 2021 compared to the three months ended October 31, 2020. Cost of professional services revenue includes an increase of $1.0 million in outside professional services costs, partially offset by a decrease of $0.4 million in employee compensation costs.

Our gross margin for subscription increased to 77% for the three months ended October 31, 2021 compared to 75% for the three months ended October 31, 2020 due to improved cost efficiencies as we scale our business. We expect our subscription gross margin to be relatively consistent for the remainder of the fiscal year.

Our gross margin for professional services decreased to (19)% for the three months ended October 31, 2021 compared to (16)% for the three months ended October 31, 2020, primarily due to increased consulting costs related to training our system integration partners as we develop our partner ecosystem.
Operating Expenses
Research and Development

	Three Months Ended October 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Research and development	$21,738	$18,907	$2,831	15%
Percentage of total revenue	24%	24%
Research and development expense increased by $2.8 million, or 15%, for the three months ended October 31, 2021 compared to the three months ended October 31, 2020 primarily due to increases of $2.4 million in employee compensation costs and $0.5 million in outside professional services costs, which were partially offset by $0.5 million increased capitalization of internal-use software costs compared to prior year. Research and development expense was 24% of total revenue for the three months ended October 31, 2021 and 2020.
Sales and Marketing

	Three Months Ended October 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$37,004	$28,058	$8,946	32%
Percentage of total revenue	41%	36%
Sales and marketing expense increased by $8.9 million, or 32%, for the three months ended October 31, 2021 compared to the three months ended October 31, 2020, primarily due to increases of $5.9 million in payroll related costs from increased headcount, $1.4 million in allocated overhead costs and $1.0 million in amortization of deferred commissions. Sales and marketing expense increased to 41% of total revenue during the three months ended October 31, 2021 from 36% during the three months ended October 31, 2020 primarily driven by our strategy to invest in our go-to-market organization to drive enterprise growth.
General and Administrative

	Three Months Ended October 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
General and administrative	$16,370	$13,024	$3,346	26%
Percentage of total revenue	18%	17%
General and administrative expense increased by $3.3 million, or 26%, for the three months ended October 31, 2021 compared to the three months ended October 31, 2020, primarily due to increases of $2.8 million in employee compensation costs, $0.9 million in outside professional services costs, and $0.6 million in allocated overhead costs, partially offset by a decrease of $1.1 million in litigation expenses as our directors and officers insurance began to cover certain shareholder litigation costs last fiscal quarter when we met our policy deductible. General and administrative expense increased to 18% of total revenue during the three months ended October 31, 2021 from 17% during the three months ended October 31, 2020.

Interest and other (expense) income, net

	Three Months Ended October 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Interest and other (expense) income, net	$(702)	$(352)	$(350)	99%
Interest and other (expense) income, net decreased by $0.4 million for the three months ended October 31, 2021 compared to the three months ended October 31, 2020, primarily due to a $0.2 million net impact from revaluation of cash, accounts receivable and accounts payable recorded in a foreign currency.
Income Tax Provision

	Three Months Ended October 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Income tax provision	$610	$412	$198	48%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the three months ended October 31, 2021 and 2020, we recorded a tax provision of $0.6 million and $0.4 million, respectively, on a loss before income taxes of $22.3 million and $16.4 million, respectively. The effective tax rates for the three months ended October 31, 2021 and 2020 were (2.7)% and (2.5)%, respectively. The change in the effective tax rate was due primarily to an increase in foreign tax expense. The effective tax rate differs from the statutory rate primarily as a result of providing no benefit on pretax losses incurred in the United States. For the three months ended October 31, 2021 and 2020, we maintained a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.
Comparison of the Nine Months Ended October 31, 2021 and 2020
Revenue

	Nine Months Ended October 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscription	$210,415	$177,228	$33,187	19%
Professional services	45,631	48,905	(3,274)	(7)%
Total revenue	$256,046	$226,133	$29,913	13%
Percentage of revenue:
Subscription	82%	78%
Professional services	18	22
Total revenue	100%	100%

Subscription revenue increased by $33.2 million, or 19%, for the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020. The increase was driven by growth in our customer base, including both new and existing customers. New customers contributed approximately $14.0 million of the increase in subscription revenue, while sales of additional products to our existing customers contributed the remainder. We calculate subscription revenue from new customers on a year-to-date basis by adding the revenue recognized from new customers acquired in the 12 months prior to each discrete quarter within the year-to-date period.

Professional services revenue decreased by $3.3 million, or 7%, for the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020, primarily driven by the shifting of services work to our system integration partners.

Cost of Revenue and Gross Margin

	Nine Months Ended October 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$50,190	$43,627	$6,563	15%
Professional services	54,218	55,011	(793)	(1)%
Total cost of revenue	$104,408	$98,638	$5,770	6%
Gross margin:
Subscription	76%	75%
Professional services	(19)	(12)
Total gross margin	59%	56%
Cost of subscription revenue increased by $6.6 million, or 15%, for the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020. The increase in cost of subscription revenue was primarily driven by increases of $2.5 million in data center costs which primarily related to third-party cloud hosting and includes $1.6 million for costs to migrate our software from our third-party hosted data center to a cloud hosting provider, $1.7 million in employee compensation costs, $1.1 million in amortization of internal-use software costs, and $0.5 million in allocated overhead costs.
Cost of professional services revenue decreased by $0.8 million, or 1%, for the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020. The decrease in cost of professional services revenue was primarily driven by decreases of $1.4 million in employee compensation costs and $0.4 million in travel costs, partially offset by an increase of $1.6 million in outside professional services costs.
Our gross margin for subscription services increased to 76% for the nine months ended October 31, 2021 compared to 75% for the nine months ended October 31, 2020 due to improved cost efficiencies as we scale our business. We expect our subscription gross margin to be relatively consistent for the remainder of the fiscal year.
Our gross margin for professional services decreased to (19)% for the nine months ended October 31, 2021 compared to (12)% for the nine months ended October 31, 2020, primarily due to investment in training our partners as we develop our partner ecosystem and one-time employee-related benefits.
Operating Expenses
Research and Development

	Nine Months Ended October 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Research and development	$61,565	$55,877	$5,688	10%
Percentage of total revenue	24%	25%
Research and development expense increased by $5.7 million, or 10%, for the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020. The increase in research and development expense was primarily driven by $3.5 million increased employee compensation costs, $0.8 million increased outside professional services costs, $0.6 million increased allocated overhead costs, and a $0.5 million reduction in capitalization of internal-use software costs. Research and development expense was relatively consistent at 24% and 25% of total revenue during the nine months ended October 31, 2021 and 2020, respectively.

Sales and Marketing

	Nine Months Ended October 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$105,130	$85,162	$19,968	23%
Percentage of total revenue	41%	38%
Sales and marketing expense increased by $20.0 million, or 23%, for the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020, primarily due to increases of $11.4 million in employee compensation costs, $3.6 million in allocated overhead, $3.4 million in amortization of deferred commissions, and $1.2 million in outside professional services costs. Sales and marketing expense increased to 41% of total revenue during the nine months ended October 31, 2021 from 38% during the nine months ended October 31, 2020 primarily driven by our strategy to invest in our go-to-market organization to drive enterprise growth.
General and Administrative

	Nine Months Ended October 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
General and administrative	$46,931	$41,672	$5,259	13%
Percentage of total revenue	18%	18%
General and administrative expense increased by $5.3 million, or 13%, for the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020, primarily due to increases of $4.3 million in employee compensation costs, $1.4 million in outside professional services costs, and $1.2 million in allocated overhead costs, partially offset by a decrease of $2.0 million in litigation expenses as our directors and officers insurance began to cover certain shareholder litigation costs last fiscal quarter when we met our policy deductible. General and administrative expense was flat at 18% of total revenue during the nine months ended October 31, 2021 and 2020.
Interest and other (expense) income, net

	Nine Months Ended October 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Interest and other (expense) income, net	$(1,034)	$1,962	$(2,996)	(153)%
Interest and other (expense) income, net decreased by $3.0 million for the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020, primarily due to a $2.2 million decrease related to the revaluation of cash, accounts receivable and accounts payable recorded in a foreign currency, and a $0.8 million decrease related to interest income on short-term investments.
Income Tax Provision

	Nine Months Ended October 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Income tax provision	$1,221	$1,129	$92	8%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the nine months ended October 31, 2021 and 2020, we recorded a tax provision of $1.2 million and $1.1 million, respectively, on losses before income taxes of $63.0 million and $53.3 million, respectively. The effective tax rates for the nine months ended October 31, 2021 and 2020 were (1.9)% and (2.1)%, respectively. The change in the effective tax rate was due primarily to an increase in pre-tax losses. The effective tax rate differs from the statutory rate primarily as a result of no benefit on pretax losses incurred in the United States. For the nine months ended October 31, 2021 and 2020, we maintained a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.
Liquidity and Capital Resources
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations.
As of October 31, 2021, we had cash and cash equivalents and short-term investments of $203.3 million that was primarily invested in deposit accounts, money market funds, corporate debt securities, supranational securities, commercial paper, and U.S. government securities. We do not enter into investments for trading or speculative purposes.
We finance our operations primarily through sales to our customers, which are generally billed in advance on an annual or quarterly basis. Customers with annual or multi-year contracts are generally only billed one annual period in advance. We also finance our operations through proceeds from the issuance of stock under our employee stock plans and borrowings under our Debt Agreement. In the nine months ended October 31, 2021, we repaid $3.3 million of principal on our term loan and have the ability borrow up to an additional $30.0 million in revolving loans under our Debt Agreement until October 2022.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended October 31,
	2021	2020
Net cash provided by operating activities	$8,320	$8,151
Net cash (used in) provided by investing activities	(1,843)	31,947
Net cash provided by financing activities	16,364	9,745
Effect of exchange rates on cash and cash equivalents	(386)	(71)
Net increase in cash and cash equivalents	$22,455	$49,772
Operating Activities
Net cash provided by operating activities of $8.3 million for the nine months ended October 31, 2021 was comprised primarily of customer collections for our subscription and professional services, cash payments for our personnel, sales and marketing efforts and infrastructure-related costs, and payments to vendors for products and services related to our ongoing business operations.
Net cash provided by operating activities for the nine months ended October 31, 2021 was flat compared to the same period last year as growth in our customer collections was partially offset by increased office lease payments and employee-related costs related to growing our business.
Investing Activities
Net cash used in investing activities for the nine months ended October 31, 2021 was $1.8 million. We had proceeds of $5.2 million from net maturities of short-term investments and used $5.7 million to purchase property and equipment, net of insurance recoveries, and to develop internal-use software as we continue to invest in and grow our business. We also paid $1.3 million in cash during the nine months ended October 31, 2021 related to the acquisition of certain intellectual property assets.
Net cash used in investing activities for the nine months ended October 31, 2021 decreased $33.8 million compared to cash provided by investing activities in the nine months ended October 31, 2020 primarily due to the timing of purchases, sales and maturities of short-term investments, which resulted in $37.8 million of net cash used between the comparative periods. Additionally, we paid $1.3 million in cash related to the acquisition of certain intellectual property assets, compared to no intangible asset purchases in the prior year. These cash uses were partially offset by lower payments for property and equipment, net of insurance recoveries, of $5.4 million as we recognized leasehold improvements related to our new corporate headquarters last year.
Financing Activities
Net cash provided by financing activities for the nine months ended October 31, 2021 of $16.4 million was primarily due to $15.7 million of proceeds from stock option exercises and $4.0 million of proceeds from issuance of common stock under the ESPP, partially offset by $3.3 million of debt principal payments.
Net cash provided by financing activities for the nine months ended October 31, 2021 increased $6.6 million compared to the nine months ended October 31, 2020 primarily due to increased proceeds from stock option exercises in the current fiscal year.
Off-Balance Sheet Arrangements
As of October 31, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Obligations and Other Commitments
Our principal commitments consist of obligations under our operating leases for office space, our Debt Agreement, and a contractual obligation for cloud computing services. The following table summarizes our significant contractual obligations as of October 31, 2021 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations¹	$71,283	$14,084	$19,523	$12,577	$25,099
Debt principal and interest²	2,838	2,838	—	—	—
Other contractual obligations³	67,582	18,282	49,300	—	—
	$141,703	$35,204	$68,823	$12,577	$25,099
_________________________________
(1) Consists of future non-cancelable minimum rental payments under operating leases for our offices, which expire on varying dates through June 2030.
(2) Debt principal and interest includes amounts owed under our Debt Agreement, including principal, interest and a $0.2 million facility fee on the term loan. Interest payments were calculated using the applicable rate as of October 31, 2021. See Note 9. Debt of the notes to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information.
(3) Represents a contractual obligation to make purchases primarily related to cloud computing services from one of our vendors by September 30, 2024.
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us, or from data breaches or intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. As of October 31, 2021, no demands had been made upon us to provide indemnification under such agreements and there were no claims that we are aware of that could have a material effect on our unaudited condensed consolidated balance sheets, unaudited condensed consolidated statements of comprehensive loss, or unaudited condensed consolidated statements of cash flows.
As of October 31, 2021, we had accrued liabilities related to uncertain tax positions, which are reflected in our unaudited condensed consolidated balance sheets. These accrued liabilities are not reflected in the table above since it is unclear when they will be repaid.
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
Our significant accounting policies are discussed in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021, filed with the SEC on March 31, 2021. Any significant changes to these policies during the nine months ended October 31, 2021 are described in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements to our unaudited condensed consolidated financial statements provided herein.

Recent Accounting Pronouncements - Not Yet Adopted
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The standard requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted. We do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.
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
Foreign Currency Exchange Risk
Our sales contracts are denominated predominantly in U.S. Dollars, Euros (EUR), and British Pounds (GBP). A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the EUR, Chinese Yuan (CNY), and GBP. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our unaudited condensed consolidated statement of comprehensive loss. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical unaudited condensed consolidated financial statements for the nine months ended October 31, 2021. Given the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Interest Rate Risk
We had cash and cash equivalents and short-term investments of $203.3 million as of October 31, 2021. Our cash and cash equivalents and short-term investments are held for working capital purposes. We do not make investments for trading or speculative purposes. Additionally, under our Debt Agreement, we pay interest on any outstanding balances based on a variable market rate. A significant change in these market rates may adversely affect our operating results.
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
As of October 31, 2021, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents and short-term investments or interest owed on our outstanding debt. Fluctuations in the value of our cash equivalents and short-term investments caused by a change in interest rates (gains or losses on the carrying value) are recorded in accumulated other comprehensive income in our condensed consolidated balance sheets, and are realized only if we sell the underlying securities prior to maturity. In addition, a hypothetical 10% relative change in interest rates would not have had a material impact on our operating results for the nine months ended October 31, 2021.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2021. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of October 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.
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
•Any disruptions of service from our public cloud providers could interrupt or delay our ability to deliver our services to our customers, which could harm our business and our financial results.
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
Our ability to achieve significant growth in revenue in the future will depend, in large part, upon our ability to attract new customers. This may be particularly challenging where an organization has already invested substantial personnel and financial resources to integrate billings and other business and financial management tools, including custom-built solutions, into its business, as such an organization may be reluctant or unwilling to invest in new products and services. As a result, selling our solution often requires sophisticated and costly sales efforts that are targeted at senior management. During the nine months ended October 31, 2021, sales and marketing expenses represented approximately 41% of our total revenue. If we fail to attract new customers and fail to maintain and expand new customer relationships, our revenue may grow more slowly than we expect and our business may be adversely affected.
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
While we had experienced rapid growth in our operations and personnel prior to the COVID-19 pandemic, we reduced our overall rate of hiring in fiscal 2021 as a cost savings measure in light of the COVID-19 pandemic and uncertain economic conditions. During the nine months ended October 31, 2021, we increased our pace of hiring and investments in our operations including sales, marketing and product technology, and we currently intend to continue these investments provided business disruptions, such as those due to the COVID-19 pandemic or economic uncertainty, do not continue for an extended period. If we are not able to continue to increase our headcount within a reasonable period of time, our ability to expand our operations and maintain or increase our sales may be negatively impacted.
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
Our future success also depends in large part on the continued services of senior management and other key personnel. In particular, we are highly dependent on the services of Tien Tzuo, our founder, Chairman and Chief Executive Officer, who is critical to the development of our technology, platform, future vision, and strategic direction. We rely on our leadership team in the areas of operations, security, marketing, sales, support, and general and administrative functions, and on individual contributors on our research and development team. Our senior management and other key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason, and without notice. As announced in November 2021, Jennifer Pileggi, our Senior Vice President, General Counsel and Corporate Secretary, will resign from her officer role on February 11, 2022 and assist us in an advisory role as a non-officer employee through May 1, 2022. We have retained a leading recruiting firm to help identify our next General Counsel. We do not currently maintain key-person life insurance policies on any of our officers or employees. If we lose the services of senior management or other key personnel, or if we are unable to attract, train, assimilate, and retain the highly skilled personnel we need, our business, operating results, and financial condition could be adversely affected.
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
The ongoing COVID-19 pandemic has resulted in widespread disruptions across the United States and the world and is impacting worldwide economic activity and financial markets. In light of the uncertain and evolving situation relating to the spread of the disease and efficacy of vaccines, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers and the communities in which we operate, which could negatively impact our business. Currently, most of our offices are open at limited capacity, many of our employees remain working from home, business travel is subject to certain restrictions, and we hold most of our customer events as virtual-only experiences. As we continue to monitor the situation, we may consider reducing our office footprint and may deem it advisable to continue to alter, postpone or cancel customer, employee or industry events in the future. In addition, we may adjust our policies and business practices in light of the evolving COVID-19 pandemic and related government restrictions and public health guidance, and further restrictive measures could negatively impact our business. As pandemic conditions improve and government regulations generally ease in light of availability of vaccines and other health measures, we expect more employees will be working in our offices, increased business travel, and increased in-person customer events.
The ongoing effects of the COVID-19 pandemic and the precautionary measures that we have adopted have resulted in, and could continue to result in, customers not purchasing or renewing our products or services, a significant delay or lengthening of our sales cycles, a negative impact to our customer success and sales and marketing efforts, difficulties or changes to our customer support, or potential operational or other challenges, any of which could harm our business and operating results. Because we sell our solutions primarily on a subscription basis, the effect of the pandemic may not be fully reflected in our operating results until future periods. In certain customer segments that have been more severely impacted by the COVID-19 pandemic such as small- and medium-sized businesses and certain industries like hospitality and travel, we have experienced, and may continue to experience, a reduced ability or willingness to purchase our solutions, delayed purchasing decisions or project implementation timing of prospective customers, reduced value or duration of subscription contracts, or a negative impact to attrition rates. Such disruptions have resulted, and may continue to result, in requests from customers for payment or pricing concessions, such as in the form of extended payment terms or restructuring of contracts, impacts to our quarterly billings, and in customers limiting their spending, which, in certain cases, have resulted in customers not purchasing or renewing our products or services. Historically, a significant portion of our field sales and professional services have been conducted in person. Currently, due to the COVID-19 pandemic, most of our sales and professional services activities are being conducted remotely. If the impact of the COVID-19 pandemic deepens or extends into other customer segments, these conditions could further adversely affect the rate of billings and subscription management solutions spending of our customers, our sales cycles could be further extended or delayed, our ability to close transactions with new and existing customers and partners may be negatively impacted, our ability to recognize revenue from software transactions we do close may be negatively impacted due to implementation delays or other factors, our demand generation activities, and the efficiency and effectiveness of those activities, may be negatively affected, and our ability to provide 24x7 worldwide support to our customers may be negatively affected, any of which may make it difficult for us to forecast our sales and operating results and to make decisions about future investments. In addition, our management team has and continues to commit significant time, attention and resources to monitor and mitigate the effects of the COVID-19 pandemic on our business and workforce, which has diverted, and could continue to result in diversions of, management’s attention from other business concerns. These and other potential effects on our business due to the COVID-19 pandemic may be significant and could materially harm our business operating results and financial condition.
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
Last fiscal year, we implemented plans to manage our costs in certain areas such as travel, events and marketing and reduced our pace of hiring while continuing to prioritize new headcount critical to operations, sales and customer support. During the nine months ended October 31, 2021, we increased our pace of hiring and investments in our operations including sales, marketing and product technology. We currently intend to continue these investments, but to the extent any business disruption continues for an extended period, additional cost management actions may be considered. These measures may not be sufficient to prevent adverse impacts on our business and financial condition from the COVID-19 pandemic. The degree to which the COVID-19 pandemic may impact our business and financial results in the future will depend on further developments, including the severity and the continued duration of the pandemic, and further actions that may be taken by governmental authorities or businesses. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section. The uncertainty surrounding the COVID-19 pandemic and its impact on the global economy could also lead to a more significant adverse impact on our business operations and financial performance in the future.
We have a history of net losses, anticipate increasing our operating expenses in the future, and may not achieve or sustain profitability.
We have incurred net losses in each fiscal year since inception, including net losses of $73.2 million, $83.4 million and $72.7 million in fiscal 2021, 2020 and 2019, respectively. We expect to incur net losses for the foreseeable future. As of October 31, 2021, we had an accumulated deficit of $528.3 million. We expect to make significant future expenditures related to the development and expansion of our business, including increasing our overall customer base, expanding relationships with existing customers, entering new vertical markets, expanding our global footprint, expanding and leveraging our relationships with strategic partners including system integrators to accelerate our growth, optimizing pricing and packaging, and expanding our operations and infrastructure, both domestically and internationally, and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these increased expenses. Some or all of the foregoing initiatives have been and may continue to be temporarily delayed or re-evaluated as part of our efforts to mitigate the ongoing effects of the COVID-19 pandemic on our business, which may negatively affect our ability to expand our operations and maintain or increase our sales. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.

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
We have been recognizing increased revenue from international sales, and we conduct our business activities in various foreign countries. We currently have operations in North America, Europe, Asia, and Australia. During the nine months ended October 31, 2021, we derived approximately 37% of our total revenue from customers located outside the United States. Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple cultures, customs, legal systems, regulatory systems, and commercial infrastructures. International expansion will require us to invest significant funds and other resources. Our operations in international markets may not develop at a rate that supports our level of investment. Expanding internationally may subject us to new risks that we have not faced before or increase risks that we currently face, including risks associated with:
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
•economic or political instability in countries where we may operate, including the effects of Brexit and the ongoing COVID-19 pandemic;
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
Any disruption of service at our cloud providers, including Amazon Web Services and Microsoft's Azure cloud service, could interrupt or delay our ability to deliver our services to our customers, which could harm our business and our financial results.
We currently host our solution, serve our customers, and support our operations primarily using Amazon Web Services (AWS), a provider of cloud infrastructure services, and are in the process of enabling new features and capabilities for our solution using Microsoft's Azure cloud service. We also leverage AWS in various geographic regions for our disaster recovery plans. We do not have control over the operations of the facilities of AWS or Azure. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures, and similar events. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in our solution. In addition, the ongoing COVID-19 pandemic could potentially disrupt the supply chain of hardware needed to maintain these third-party systems or to run our business. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism, and other misconduct.
Our solution’s continuing and uninterrupted performance is critical to our success. Because our products and services are used by our customers for billing and financial accounting purposes, it is critical that our solution be accessible without interruption or degradation of performance, and we typically provide our customers with service level commitments with respect to service uptime. Customers may become dissatisfied by any system failure that interrupts our ability to provide our solution to them. Outages could lead to the triggering of our service level agreements and the issuance of credits to our customers, in which case, we may not be fully indemnified for such losses by AWS or Azure. We may not be able to easily switch our public cloud providers, including AWS and Azure, to another cloud provider if there are disruptions or interference with our use of either facility. Sustained or repeated system failures would reduce the attractiveness of our solution to customers and result in contract terminations, thereby reducing revenue. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact use of our solution. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our service.
While our agreement with AWS expires in September 2024, AWS and our other cloud providers do not have an obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with these providers on commercially reasonable terms, if our agreements with our providers are prematurely terminated, or if in the future we add additional public cloud providers, we may experience additional costs or service downtime in connection with the transfer to, or the addition of, new public cloud providers. If these providers were to increase the cost of their services, we may have to increase the price of our solution, and our operating results may be adversely impacted.
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
Additionally, laws and regulations relating to the processing of information can vary significantly based on the jurisdiction. Some regions and countries have or are enacting strict laws and regulations, including the European Union (EU), China, Australia, and India, as well as states within the United States, such as California. The General Data Protection Regulation (GDPR) became effective in May 2018. The GDPR established new requirements for processing personal data and imposes penalties of up to the greater of €20 million or 4% of worldwide revenue. The pending EU ePrivacy Regulation is expected to establish additional restrictions and penalties. In January 2020, the

California Consumer Privacy Act (CCPA) which provides new data privacy rights for consumers, including a private right of action for security breaches, new penalties for violations, and new operational requirements for companies, went into effect. The California Privacy Rights Act (CPRA) will replace the CCPA and becomes effective on January 2, 2023. The CCPA gives, and the CPRA will give, California residents expanded rights to access and require deletion of their personal data, opt out of certain personal data sharing, and receive detailed information about how their personal data is collected, used and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation. The CCPA and CPRA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal data, our financial condition, our operating results or prospects. The CCPA has also prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business. Changing definitions of personal data and information may also limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Also, some jurisdictions require that certain types of data be retained on servers within these jurisdictions. Our failure to comply with applicable laws and regulations may result in enforcement action or litigation against us, including fines, and damage to our reputation, any of which may have an adverse effect on our business and operating results.
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
The market price of our Class A common stock has been and may continue to be volatile. Since shares of our Class A were sold in our Initial Public Offering (IPO) in April 2018 at a price of $14.00 per share, the reported low and high sales prices of our common stock has ranged from $6.21 to $37.78 through December 7, 2021. The market price of our Class A common stock and the market price of the common stock of many other companies fell significantly in the early stage of the COVID-19 pandemic. The extent to which, and for how long, the COVID-19 pandemic may continue to impact the market price of our Class A common stock is unclear. In addition to factors discussed in this Form 10-K, the market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market. The perception that these sales might occur may also cause the market price of our Class A common stock to decline. As of November 30, 2021, we had outstanding a total of 117.4 million shares of Class A common stock and 9.1 million shares of Class B common stock.
In addition, as of October 31, 2021, we had outstanding stock options and restricted stock units (RSUs) that could result in the issuance of 21.6 million shares of Class A common stock. Subject to the satisfaction of applicable vesting requirements, the shares issued upon exercise of outstanding stock options or settlement of outstanding RSUs will be available for immediate resale in the open market.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of October 31, 2021, our directors and executive officers, and their affiliates, held substantially all of our Class B common stock and a substantial portion of the combined voting power of our common stock. As a result, we expect our directors and officers would control all matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the outstanding shares of Class B common stock, (ii) April 16, 2028, and (iii) the date the shares of Class B common stock cease to represent at least 5% of all outstanding shares of our common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Political developments impacting government spending and international trade, including future government shutdowns in the United States, health pandemics such as the COVID-19 pandemic, and trade disputes and tariffs, may negatively impact markets and cause weaker macroeconomic conditions. The continuing effect of any or all of these political uncertainties could adversely impact demand for our products, harm our operations and weaken our financial results.
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

ZUORA, INC.

Date: December 8, 2021	By:	/s/ Todd McElhatton
Todd McElhatton
Chief Financial Officer (Principal Accounting and Financial Officer)