Form 10-K
period 2022-01-31
ZUORA INC
filed 2022-03-28
CIK 1423774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________
FORM 10-K
_____________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2022
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing price, as reported by the New York Stock Exchange, of the Registrant’s Class A common stock, as of July 31, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $2.0 billion. Solely for purposes of this disclosure, shares of the Registrant’s Class A common stock and Class B common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
As of February 28, 2022, the number of shares of the Registrant’s Class A common stock outstanding was 119.0 million and the number of shares of the Registrant’s Class B common stock outstanding was 9.0 million.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended January 31, 2022. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
•the duration and impact of the coronavirus (COVID-19) pandemic on our business and the economy;
•our investments in our platform and the cost of third-party hosting fees;
•the expansion and functionality of our technology offering, including expected benefits of such products and technology, and our ability to further penetrate our customer base;
•trends in operating expenses, including research and development expense, sales and marketing expense, and general and administrative expense, and expectations regarding these expenses as a percentage of revenue;
•trends and expectations in our operating and financial metrics, including customers with ACV equal to or greater than $100,000, dollar-based retention rate and annual recurring revenue growth;
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

PART I
Item 1. Business
Overview
Zuora provides a cloud-based subscription management platform, built to help companies monetize new services and operate dynamic, recurring revenue business models. Our solution enables companies across multiple industries and geographies to launch, manage and scale a subscription business, automating the entire quote-to-revenue process, including quoting, billing, collections and revenue recognition. With Zuora’s solution, businesses can change pricing and packaging for products and services to grow and scale, efficiently comply with revenue recognition standards, analyze customer data to optimize their subscription offerings, and build meaningful relationships with their subscribers.
Many of today’s enterprise software systems manage their quote-to-revenue processes using software built for one-time transactions. These systems were not designed for the dynamic, ongoing nature of subscription, usage, or consumption-based pricing models, and can be extremely difficult to configure. In traditional product-based businesses, quote-to-revenue was a linear process—a customer orders a product, is billed for that product, payment is collected, and the revenue is recognized. These legacy product-based systems were not specifically designed to handle the complexities of ongoing customer relationships and recurring revenue, commonly found in a subscription business, and their impact on areas such as billing proration, revenue recognition, reporting in real-time, and the lifetime value of the customer. Using legacy or homegrown software to build a subscription business often results in inefficient processes with prolonged and complex manual downstream work, hard-coded customizations, and a proliferation of stock-keeping units (SKUs).
However, enterprise business models are inherently dynamic, with multiple interactions, flexible pricing, global complexities, and continuously-evolving relationships and events. The capabilities to launch, price, and bill for products, facilitate and record cash receipts, process and recognize revenue, and analyze data to drive key decisions are mission critical and particularly complex for companies that operate at a global scale. As a result, as companies launch, grow, and scale their businesses, they often conclude that legacy systems are inadequate. That’s where Zuora comes in.
Our vision is “The World Subscribed” -- the idea that one day every company will be a part of the Subscription Economy. Our focus has been on providing the technology our customers need to thrive as a customer-centric, recurring revenue business.
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
Companies in a variety of industries - technology, manufacturing, media and entertainment, telecommunications, and many others - are using our solution to scale and adapt to a world that is increasingly choosing subscription-based offerings. Our customers include over 25 of the Fortune 100 and 12 of the top 15 auto manufacturers.
Business Benefits of Using Our Solution
Zuora’s products enable companies to:
•Monetize for Their Business Models. Zuora helps companies to transform their existing product-centric business models into customer-centric services to take advantage of the predictability and resilience of recurring revenue business models.
•Reduce Time to Market. Zuora significantly reduces the time required to go-to-market with new offerings and to iterate on the pricing and packaging of existing offerings, enabling businesses to quickly react to changing market and customer needs, launch new services, and enter new markets. Changes can be made in minutes without having to re-code or re-engineer back office systems.

•Increase Operational Efficiencies. Customers regularly make changes to their subscriptions. Zuora automates these processes and reduces the impact of changes across quote-to-cash and revenue recognition, including proration for invoices, changes to revenue recognition, taxation, provisioning, and reporting. Automating these functions saves businesses valuable time and resources by eliminating manual processes and customizations and increasing operational efficiencies.
•Free Up IT and Engineering Resources. Our cloud-based solution reduces both system complexity and costs. With Zuora, engineering and IT departments no longer need to build in-house custom systems or customizations for their Enterprise Resource Planning (ERP) systems to keep up with market changes, ongoing customer demands, and new quote-to-revenue processes.
•Establish a Single System of Record. Our solution captures financial and operational data and enables businesses to have a single system of record rather than having to reconcile data from multiple systems. Key business metrics can be accessed at any point in time to make critical business decisions.
•Make Customer Data-Driven Decisions. Because our solution serves as a single source of data and information for subscribers, companies can use Zuora to gain insight into subscriber data and behavior. This helps them understand their subscribers better, predict up-sell opportunities, and increase customer retention.
•Access Growing Ecosystem of Quote-to-Revenue Software Partners. Our solution has over 50 pre-built connectors to various quote-to-revenue software partners, including payment gateways, tax vendors, general ledgers, Enterprise Resource Planning (ERP), and Customer Relationship Management (CRM) systems. Rather than building integrations for each of these, our customers can take advantage of pre-built connectors to extend the capabilities of Zuora for specific industries.
•Support Rapid International Expansion. With over 35 pre-built payment gateways, over 150 supported currencies, and over 15 supported payment methods, our solution enables companies to quickly expand internationally and acquire and support customers in new countries.
•Manage Complex Revenue Streams. In light of the accounting complexities associated with recurring revenue models, our revenue recognition product automates revenue recognition processes in compliance with accounting standards and reduces our customers’ reliance on error-prone manual processing and spreadsheets.
Products
Our solution enables companies to monetize their business model by automating their quote-to-revenue operations. We can deploy and configure our portfolio of products to meet a wide variety of use cases for companies with a subscription, consumption-based, or hybrid business models.
We offer four flagship products:
•Zuora Central Platform. Our Zuora Central Platform acts as an orchestration engine for all subscription data and processes, allowing customers to power their quote-to-revenue operations and customer experiences for subscription business models. Our Zuora Central Platform provides the following capabilities:
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

•Zuora Billing. Zuora Billing allows our customers to deploy a variety of pricing and packaging strategies to monetize their business models, to efficiently and accurately bill customers, to calculate prorations when subscriptions change, and to automate billing and payment operations. The product also helps our customers set payment terms, manage hierarchical billing relationships, consolidate invoicing across multiple subscriptions, and tax transactions. Zuora Billing also includes our Zuora CPQ module, which enables customers to configure, price, and quote a wide variety of subscription transactions, including complex arrangements such as multi-year subscriptions, and price ramps. The Zuora CPQ module also uses a rules engine and guided selling workflows to help customers scale their sales teams.
•Zuora Revenue. Zuora Revenue is a revenue recognition automation solution that revenue accounting teams use to manage their complex revenue streams. Zuora Revenue helps our customers automate revenue and deferred revenue management in accordance with their accounting policies, business rules, and pricing models, including support for complex scenarios around standalone selling price (SSP) analysis for determining the fair value of the individual goods and services sold and cost management accounting and amortization for all costs incurred as part of obtaining or fulfilling a contract with a customer.
•Zuora Collect. Specifically designed to handle the complicated function of payments associated with dynamic subscription-based businesses, Zuora Collect helps our customers streamline and optimize their payments and collections processes. Zuora Collect enables customers to utilize a global network of payment gateways, configure their own automated dunning workflows, orchestrating various retry rules for electronic payments, and understand the root cause of a payment decline. We recently announced the addition of machine learning capabilities to the automated dunning capabilities of Zuora Collect to improve overall electronic payments success rates and reduce involuntary churn.
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
•Proven track record with 747 customers with ACV over $100,000 as of January 31, 2022;
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
•Enter New Vertical Markets. We currently have a strong position in key vertical markets, including technology, media and entertainment, and manufacturing. We intend to expand to additional vertical markets over time.
•Expand our Global Footprint. As adoption of the Subscription Economy evolves throughout the world, we may expand into new countries where we see future opportunities.

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
Our Customers
Organizations of all sizes, across a wide variety of industries and in many locations around the world, have adopted our solution. As of January 31, 2022, we had 747 customers with ACV equal to or greater than $100,000, representing over 90% of our total ACV. As of January 31, 2021 and 2020, we had 676 and 624 customers, respectively, with ACV equal to or greater than $100,000. We define the number of customers at the end of any particular period as the number of parties or organizations that have entered into a distinct subscription contract with us for which the term has not ended. Each party with which we have entered into a distinct subscription contract is considered a unique customer, and in some cases, there may be more than one customer within a single organization. For more information on ACV, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operational and Financial Metrics.”
Sales and Marketing
We market and sell to organizations of different sizes across a broad range of industries. We work with companies that are launching, transforming, and scaling new recurring revenue business models, with a focus on enterprise-scale businesses, or fast growing companies with the potential to achieve enterprise scale.
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
•traditional quote-to-revenue solutions that address individual elements of the subscription revenue process, such as traditional CPQ management, billing, collections, revenue recognition, or e-commerce software;
•niche billing systems for telecommunications, such as Amdocs Limited;
•payment platforms that offer built-in recurring billing functionality;
•smaller point solution providers; and
•in-house custom built systems.
We believe the principal competitive factors in our market include:
•subscription and consumption-based product features and functionality;
•ability to support the specific needs of companies with subscription or consumption business models, or combinations of these various complex business models;
•ease of use;
•vision for the market and product innovation;
•expertise, best practices, and frameworks for launching, transforming, and scaling new business models;
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
Human Capital
People and Culture
Zuora aims to recruit, develop and engage a diverse, high performing, and inclusive workforce. Our culture is rooted in the premise that our employees, whom we call “ZEOs”, are CEOs of their careers. We value authenticity, empowerment and accountability for ZEOs to chart their own paths in achieving Zuora's mission to power the Subscription Economy. Our culture is key to our success and we strive to create an environment that fosters a collaborative, fun, high performing and inclusive culture where ZEOs can achieve individual and team objectives. As of January 31, 2022, we had 1,393 employees, including 671, or 48%, located outside the United States, primarily in Europe, Asia and Australia.
Employee Well-Being and Engagement
The overall well-being of our employees is important to us and is an integral part of our company culture. Our global well-being programs include a practice of remote working arrangements, flexible paid time off, life planning benefits, wellness platforms and employee assistance. In addition, we ensure ongoing check-ins with employees by managers to provide additional channels of support and career development. We also regularly seek input from employees, including through broad employee satisfaction surveys on specific issues, intended to assess our degree of success in promoting an environment where employees are engaged, satisfied, productive and possess a strong understanding of our business goals.

Diversity and Inclusion
As a global company, we embrace the diversity of our employees, partners, customers, other stakeholders and the communities we collectively serve. We are committed to developing a diverse and thriving workforce and inclusive ZEO culture. We seek and embrace people who bring diverse backgrounds, perspectives, and experiences and believe this is critical to our success. We continue to build diversity, equity and inclusion into our culture with a focus on creating environments and practices that mitigate bias and allow our employees to be their authentic selves in performing their best work at Zuora.
Our ZEO employee resource groups (ERGs) play a key role in this effort. Our ERGs are ZEO-led groups open to all ZEOs that aim to elevate the experiences and interests of underrepresented groups in our workforce. Some ERG examples include our Asian American and Pacific Islander ZEOs, Z-Vets, Out at Zuora, Zuora Familia, Zuora Black Network, and Z-Women.
We also foster multiple ongoing educational opportunities and events, including panels, Community Conversations, ZED Talks, and Z-Briefs, for every employee to have open, ongoing conversations across teams and with senior leaders. These are opportunities for dedicated time for continuous learning as well as feedback to help improve our workplace and culture, while also increasing connection and belonging across our globally-distributed workforce.
Our executive management team is currently composed of 27% women, and 36% who self-identify as coming from certain underrepresented groups. In addition, our Board of Directors is made up of highly skilled individuals from the technology and business sectors. Women represent 40% of our Board of Directors and 40% of our Board of Directors identify as members of certain underrepresented groups.
Learning and Development
We believe that investing in the growth and development of our ZEOs will directly enhance our overall company performance. As owners of their careers, ZEOs are encouraged to invest regularly in their own professional development. In support of this, we offer mentorship programs, leadership programs, and other Z-Grow employee training programs, which are designed to help ZEOs develop and manage their careers, drive accountability, and promote a culture of continuous feedback. Additionally, through our Career Cash program, we reimburse ZEOs for costs related to pursuing learning and professional development opportunities.
Competitive Pay and Benefits
We strive to provide pay, comprehensive benefits and services that help meet the varying needs of our ZEOs. Our total rewards package includes market-competitive pay, including equity compensation, paid time off, and other comprehensive and competitive global benefits. For example, in the United States, we provide 26 weeks of paid parental leave for new parents who have been employed with us for at least six months. To foster a stronger sense of ownership and align ZEO interests with our stockholders' interests, we offer equity compensation under our broad-based stock incentive programs. We also offer the opportunity for eligible ZEOs in the United States and many international locations to participate in our employee stock purchase plan (ESPP).
Social Impact
We encourage our ZEOs to give back to the causes that matter to them. Zuora is a member of the Pledge 1% movement and we are committed to leveraging our employees' time and talent to make the communities where we live and work stronger. To facilitate our Pledge 1% initiative, we have empowered our employees with the tools and resources they need to create local Z-Philanthropy chapters at our offices worldwide. Through our Z-Philanthropy chapters, ZEOs in our offices across the globe step up to lead giving and volunteering efforts throughout the year and create lasting partnerships with local nonprofits through these employee-led groups. In addition to the sustained efforts of our local Z-Philanthropy chapters, we host an annual Global Month of Service where ZEOs worldwide participate in volunteer and fundraising events. In fiscal 2022, our ZEOs volunteered over 2,400 hours of their time to mission-aligned nonprofits.
Additionally, Zuora donated $1.0 million of common stock in fiscal 2022 to the Zuora Impact Fund, a donor-advised fund managed by the Tides Foundation, and we expect to continue to make similar share contributions in the future. The Tides Foundation uses the share proceeds to make charitable donations to a wide variety of nonprofits helping communities around the world. During fiscal 2022, we launched an annual employee matching gifts program under which the Zuora Impact Fund matched up to $1,000 per ZEO based on their charitable donations, volunteer time, or a combination of the two.

Intellectual Property
We primarily rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality procedures, contractual commitments, and other legal rights to protect our intellectual property. As of January 31, 2022, in the United States, we held 19 issued patents that expire between 2033 and 2039, and had 24 patent applications pending. We also held two issued patents in Australia that expire in 2032 and 2039 (absent any extensions), and had nine patent applications pending in other foreign jurisdictions. We also pursue the registration of our domain names, trademarks, and service marks in the United States and in certain foreign jurisdictions. As of January 31, 2022, we had nine registered trademarks in the United States, including Zuora, Subscription Economy, Subscribed, and Powering the Subscription Economy. We also had 19 registered trademarks in foreign jurisdictions. In addition, we enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with other parties in connection with the disclosure of our confidential information.
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
Compliance with Government Regulations
We are subject to various U.S. federal, state, local and foreign laws and regulations, including those relating to data privacy, security and protection, intellectual property, employment and labor, workplace safety, consumer protection, anti-bribery, import and export controls, immigration, federal securities and tax. In addition, our clients in heavily regulated industries and the public sector may be subject to various laws and regulations relating to the formation, administration requirements and performance of contracts which affect how we and our partners do business with such customers. Additional laws and regulations relating to these areas likely will be passed in the future, and these or existing laws and regulations may be interpreted or enforced in new or expanded manners, each of which could result in significant limitations on ways we operate our business.
New and evolving laws and regulations, and changes in their enforcement and interpretation, may require changes to our platform, products, services, or business practices, and may significantly increase our compliance costs and otherwise adversely affect our business and results of operations. As our business expands to include additional products and services, and our operations continue to expand internationally, our compliance requirements and costs may increase, and we may be subject to increased regulatory scrutiny. We believe we are currently in material compliance with laws and regulations to which we are subject and do not expect continued compliance to have a material impact on our capital expenditures, earnings, or competitive position. We continue to monitor existing and pending laws and regulations and while the impact of regulatory changes cannot be predicted with certainty, we do not expect compliance to have a material adverse effect.
See the section titled “Risk Factors— We are required to comply with governmental export control laws and regulations. Our failure to comply with these laws and regulations could have an adverse effect on our business and operating results.” for additional information about the laws and regulations we are subject to and the risks to our business associated with such laws and regulations.
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
Risk Factors Summary
An investment in our common stock involves a high degree of risk, and the following is a summary of key risk factors when considering an investment. You should read the summary risks together with the more detailed discussion of risks set forth following this summary, as well as elsewhere in this Annual Report on Form 10-K. Additional risks, beyond those summarized below or discussed elsewhere in this Annual Report on Form 10-K, may apply to our activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate.
Risks Related to Our Business and Industry
•If we are unable to attract new customers and retain and expand sales to existing customers on a cost-effective basis, our revenue growth could be slower than we expect and our business would be adversely affected.
•If we are unable to manage our growth effectively, our revenue and profits could be adversely affected.
•If the shift to subscription business models, including the market for subscription management software, develops slower than we expect, our growth may slow or stall and our operating results could be adversely affected.
•If we are unable to recruit or retain senior management or other key personnel and maintain our corporate culture, our business, operating results, and financial condition could be adversely affected.
•Our debt obligations could adversely affect our financial condition.
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
•If we are not able to successfully and timely develop, enhance and deploy our products and multi-product strategy, our business, operating results, financial condition and growth prospects could be adversely affected.
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
•Privacy and security concerns, laws, and regulations, may reduce the effectiveness of our solution and adversely affect our business.
•Failure to protect our intellectual property could adversely affect our business.
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

Risks Related to Our Business and Industry
If we are unable to attract new customers and retain and expand sales to existing customers our revenue growth could be slower than we expect, and our business may be adversely affected.
Our ability to achieve significant growth in revenue in the future will depend, in large part, upon our ability to attract new customers. This may be particularly challenging where an organization has already invested substantial personnel and financial resources to integrate billings and other business and financial management tools, including custom-built solutions, into its business, as such an organization may be reluctant or unwilling to invest in new products and services. As a result, selling our solution often requires sophisticated and costly sales efforts that are targeted at senior management. During the fiscal year ended January 31, 2022, sales and marketing expenses represented approximately 41% of our total revenue. If we fail to attract new customers and fail to maintain and expand new customer relationships, our revenue may grow more slowly than we expect and our business may be adversely affected.
Our future revenue growth also depends upon retaining and expanding sales and renewals of subscriptions to our solution with existing customers. If our existing customers do not expand their use of our solution over time or do not renew their subscriptions or if we receive requests from an increased number of customers for changes to payment or other terms as a result of the impact of the COVID-19 pandemic or economic conditions on their businesses, our revenue may grow more slowly than expected, may not grow at all, or may decline. Our success, in part, is dependent on our ability to cross-sell our products. If we experience issues with successfully implementing or cross-selling our products, revenue may grow more slowly or may not grow at all.
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
While we had experienced rapid growth in our operations and personnel prior to the COVID-19 pandemic, we reduced our overall rate of hiring in fiscal 2021 as a cost savings measure in light of the COVID-19 pandemic and uncertain economic conditions. During fiscal 2022, we accelerated our pace of hiring and investments in our operations including sales, marketing and product technology, and we currently intend to continue these investments provided business disruptions, such as those due to the COVID-19 pandemic or economic uncertainty, and increasing wage inflation do not continue for an extended period. If we are not able to continue to increase our headcount within a reasonable period of time, our ability to expand our operations and maintain or increase our sales may be negatively impacted.
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
Our success depends on companies shifting to subscription business models and consumers choosing to consume products and services through such models. Many companies may be unwilling or unable to offer their solutions using a subscription business model, especially if they do not believe that the consumers of their products and services would be receptive to such offerings. Our success will also depend, to a large extent, on the willingness of large enterprises that have adopted subscription business models utilizing cloud-based products and services to manage billings and financial accounting relating to their subscriptions. Enterprises may choose not to shift to a subscription business model or, they may choose to shift more slowly than we expect. In addition, those enterprises that do shift to a subscription model may decide that they do not need a solution that offers the range of functionalities that we offer. Many companies have invested substantial effort and financial resources to develop custom-built applications or integrate traditional enterprise software into their businesses as they shift to subscription or subscription business models and may be reluctant or unwilling to switch to different applications. Factors that may affect market acceptance and sales of our products and services include:
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
•the overall level of corporate spending and spending on quote-to-revenue solutions by our customers and prospects, including the impact of spending due to the ongoing COVID-19 pandemic;
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
Our business depends largely on our ability to attract and retain talented employees, including senior management, and maintain our corporate culture. If we lose the services of Tien Tzuo, our founder, Chairman, and Chief Executive Officer, or other critical talent across our executive team and in other key roles, or fail to maintain our "ZEO" culture, we may not be able to execute on our business strategy.
Our future success depends on our continuing ability to attract, train, assimilate, and retain highly skilled personnel, including software engineers, sales personnel, and professional services personnel. We face intense competition for qualified individuals from numerous software and other technology companies. Like many companies, we experienced increased turnover during fiscal 2021 and fiscal 2022, and we may continue to experience heightened attrition, including those with significant institutional knowledge and expertise. We may not be able to retain our current key employees, or attract, train, assimilate, or retain other highly skilled personnel in the future. For example, employees may seek new or different opportunities that offer greater compensation or benefits than we offer or are able to offer, making it difficult to retain them. In addition, we may incur significant costs to attract and retain highly skilled personnel, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. As we move into new countries, we will need to attract and recruit skilled personnel in those areas. If we are unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational, and managerial requirements, on a timely basis or at all, our business may be adversely affected. Further, as our organization grows and we are required to implement more complex organizational structures, we may find it increasingly difficult to maintain the beneficial aspects of our “ZEO” corporate culture, which is based on the idea that each employee is the CEO of their Zuora experience and career, and places a strong value on freedom, responsibility and accountability. Our ability to attract and retain talented employees could be negatively impacted if we are unable to maintain our corporate culture.
Our future success also depends in large part on the continued services of senior management and other key personnel. In particular, we are highly dependent on the services of Tien Tzuo, our founder, Chairman and Chief Executive Officer, who is critical to the development of our technology, platform, future vision, and strategic direction. We rely on our leadership team in the areas of operations, security, marketing, sales, support, and general and administrative functions, and on individual contributors on our research and development team. Our senior management and other key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time and for any reason, such as retirement or career change. For example, as we previously announced, Jennifer Pileggi retired as Zuora's General Counsel effective February 11, 2022 and our new Chief Legal Officer, Andrew Cohen, joined Zuora on February 14, 2022. We do not currently maintain key-person life insurance policies on any of our officers or employees. If we lose the services of senior management or other key personnel, or if we are unable to attract, train, assimilate, and retain the highly skilled personnel we need, our business, operating results, and financial condition could be adversely affected.
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

Our debt obligations could adversely affect our financial condition.
On March 24, 2022 (Initial Closing Date) we issued $250.0 million aggregate principal amount of convertible senior unsecured notes due in 2029 to Silver Lake Alpine II, L.P. (Silver Lake) (2029 Notes). We also will issue to Silver Lake an additional $150.0 million in senior unsecured notes within 18 months of the Initial Closing Date. See Note 18. Subsequent Events to our consolidated financial statements included in this Form 10-K for more information about the 2029 Notes.
Our debt obligations, in particular the 2029 Notes, could adversely impact us. For example, these obligations could:
•require us to use a substantial portion of our cash flow from operations to pay principal and interest on debt, or to repurchase our 2029 Notes when required upon the occurrence of certain events or otherwise pursuant to the terms thereof, which will reduce the amount of cash flow available to fund working capital, capital expenditures, acquisitions, and other business activities;
•require us to use cash and/or issue shares of our Class A common stock to settle any obligations;
•result in certain of our debt instruments being accelerated or being deemed to be in default if certain terms of default are triggered, such as applicable cross payment default and/or cross-acceleration provisions;
•adversely impact our credit rating, which could increase future borrowing costs;
•limit our future ability to raise funds for capital expenditures, strategic acquisitions or business opportunities, and other general corporate requirements;
•restrict our ability to create or incur liens and engage in other transactions and activity;
•increase our vulnerability to adverse economic and industry conditions;
•dilute our earnings per share as a result of the conversion provisions in the 2029 Notes; and
•place us at a competitive disadvantage compared to our less leveraged competitors.
Our ability to meet our payment obligations under our debt instruments depends on our ability to generate significant cash flows in the future. This, to some extent, is subject to market, economic, financial, competitive, legislative, and regulatory factors as well as other factors that are beyond our control. There can be no assurance that our business will generate cash flow from operations, or that additional capital will be available to us, in amounts sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. For example, we may utilize proceeds from the 2029 Notes for acquisitions or other investments that do not increase our enterprise value or we are otherwise unable to generate sufficient cash flows to repay our debt obligations. Additionally, events and circumstances may occur which would cause us to not be able to satisfy applicable draw-down conditions and utilize the revolving credit facility under our Debt Agreement described below in Note 9. Debt. If we are unable to generate sufficient cash flows to service our debt payment obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives on commercially reasonable terms or at all, we may be unable to meet our debt payment obligations, which would materially and adversely impact our business, financial condition and operating results.
We may acquire or invest in additional companies, which may divert our management’s attention, result in additional dilution to our stockholders, and consume resources that are necessary to sustain our business. We may be unable to integrate acquired businesses and technologies successfully or to achieve the expected benefits of such acquisitions.
Our business strategy includes acquiring other complementary products, technologies, or businesses. An acquisition, investment, or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of the acquired companies, particularly if the key personnel of the acquired companies choose not to work for us, if an acquired company’s software is not easily adapted to work with ours, or if we have difficulty retaining the customers of any acquired business due to changes in management or otherwise.
Acquisitions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our business. Moreover, the anticipated benefits of any acquisition, investment, or business relationship may not be realized or we may be exposed to unknown liabilities. We may in the future acquire or invest in additional businesses, products, technologies, or other assets. We also may enter into relationships with other businesses to expand our products and services or our ability to provide our products and services in foreign jurisdictions, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing, or investments in other companies. Negotiating these transactions can be time consuming, difficult, and expensive, and our ability to close these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close. For one or more of those transactions, we may:
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
The ongoing COVID-19 pandemic has impacted worldwide economic activity and financial markets. In light of the uncertain and evolving situation relating to the spread of the disease and efficacy of vaccines, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers and the communities in which we operate, which could negatively impact our business. Currently, most of our offices are open at limited capacity based on local regulations, many of our employees remain working from home, business travel is subject to certain restrictions, and we hold most of our customer events as virtual-only experiences. As we continue to monitor the situation, we may consider reducing our office footprint. For example, we have recently consolidated our San Francisco office into our corporate headquarters in Redwood City, and by further consolidating space at our headquarters, have made available office space that we plan to sublease. In addition, we may deem it advisable to continue to alter, postpone or cancel customer, employee or industry events in the future. We may adjust our policies and business practices in light of the evolving COVID-19 pandemic and related government restrictions and public health guidance, and further restrictive measures could negatively impact our business. As pandemic conditions improve and government regulations generally ease in light of availability of vaccines and other health measures, we expect more employees will be working in our offices, increased business travel, and increased in-person customer events.
The ongoing effects of the COVID-19 pandemic and the precautionary measures that we have adopted have resulted in, and could continue to result in, customers not purchasing or renewing our products or services, a significant delay or lengthening of our sales cycles, a negative impact to our customer success and sales and marketing efforts, difficulties or changes to our customer support, or potential operational or other challenges, any of which could harm our business and operating results. Because we sell our solutions primarily on a subscription basis, the effect of the pandemic may not be fully reflected in our operating results until future periods. As a result of the COVID-19 pandemic, we have experienced, and may continue to experience in the future, a reduced ability or willingness by companies in certain customer segments and industries to purchase our solutions, delayed purchasing decisions or project implementation timing of prospective customers, reduced value or duration of subscription contracts, or a negative impact to attrition rates. Such impacts have resulted, and may continue to result, in requests from customers for payment or pricing concessions, such as in the form of extended payment terms or restructuring of contracts, impacts to our quarterly billings, and in customers limiting their spending, which, in certain cases, have resulted in customers not purchasing or renewing our products or services. Historically, a significant portion of our field sales and professional services have been conducted in person. As a result of the COVID-19 pandemic, most of our sales and professional services activities for the past two years were being conducted remotely. As the COVID-19 restrictions have lessened, we have begun conducting some of these activities again in person, but are not at the frequency that we were before the pandemic. If the impact of the

COVID-19 pandemic deepens or extends into other customer segments, these conditions could further adversely affect the rate of billings and subscription management solutions spending of our customers, our sales cycles could be further extended or delayed, our ability to close transactions with new and existing customers and partners may be negatively impacted, our ability to recognize revenue from software transactions we do close may be negatively impacted due to implementation delays or other factors, our demand generation activities, and the efficiency and effectiveness of those activities, may be negatively affected, and our ability to provide 24x7 worldwide support to our customers may be negatively affected, any of which may make it difficult for us to forecast our sales and operating results and to make decisions about future investments. These and other potential effects on our business due to the COVID-19 pandemic may be significant and could materially harm our business operating results and financial condition.
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
In fiscal 2021, we implemented plans to manage our costs in certain areas such as travel, events and marketing and reduced our pace of hiring while continuing to prioritize new headcount critical to operations, sales and customer support. During fiscal 2022, we accelerated our pace of hiring and investments in our operations including sales, marketing and product technology. We currently intend to continue these investments, but should we experience any further business disruption, additional cost management actions may be considered. These measures may not be sufficient to prevent adverse impacts on our business and financial condition from the COVID-19 pandemic. The degree to which the COVID-19 pandemic may impact our business and financial results in the future will depend on further developments, including the severity and the continued duration of the pandemic, and further actions that may be taken by governmental authorities or businesses. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section. The uncertainty surrounding the COVID-19 pandemic, including developments related to COVID-19 variants and vaccine efficacy, and its impact on the global economy could also lead to a significant adverse impact on our business operations and financial performance in the future.
We have a history of net losses, anticipate increasing our operating expenses in the future, and may not achieve or sustain profitability.
We have incurred net losses in each fiscal year since inception, including net losses of $99.4 million, $73.2 million, and $83.4 million in fiscal 2022, 2021, and 2020, respectively. We expect to incur net losses for the foreseeable future. As of January 31, 2022, we had an accumulated deficit of $563.4 million. We expect to make significant future expenditures related to the development and expansion of our business, including increasing our overall customer base, expanding relationships with existing customers, entering new vertical markets, expanding our global footprint, expanding and leveraging our relationships with strategic partners including system integrators to accelerate our growth, optimizing pricing and packaging, and expanding our operations and infrastructure, both domestically and internationally, and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these increased expenses. Some or all of the foregoing initiatives have been and may continue to be temporarily delayed or re-evaluated as part of our efforts to mitigate the ongoing effects of the COVID-19 pandemic on our business, which may negatively affect our ability to expand our operations and maintain or increase our sales. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.

Our revenue growth and ability to achieve and sustain profitability will depend, in part, on being able to expand our direct sales force and increase the productivity of our sales force.
To date, most of our revenue has been attributable to the efforts of our direct sales force. In order to increase our revenue and achieve and sustain profitability, we must increase the size of our direct sales force, both in the United States and internationally, to generate additional revenue from new and existing customers. In connection with the COVID-19 pandemic, the market for employees has become more competitive in some locations. While we have been able to attract new qualified sales personnel to meet our needs, depending on how the employment market develops, it may become more difficult to do so in the future. There is also significant competition for sales personnel with the skills and technical knowledge that we require. Because our solution is often sold to large enterprises and involves long sales cycles and complex customer requirements, it is more difficult to find sales personnel with the specific skills and technical knowledge needed to sell our solution and, even if we are able to hire qualified personnel, doing so may be expensive. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of direct sales personnel to support our growth. Due to the complexities of our customer needs, new sales personnel require significant training and can take a number of months to achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect and if our new sales employees do not become fully productive on the timelines that we have projected or at all, our revenue will not increase at anticipated levels and our ability to achieve long-term projections may be negatively impacted.
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
The market for quote-to-revenue solutions, including our billing, collections and revenue recognition offerings, is highly competitive, rapidly evolving, and fragmented, and subject to changing technology, shifting customer needs, and frequent introductions of new products and services.
Many of our current and potential competitors have longer operating histories, access to alternative fundraising sources, significantly greater financial, technical, marketing, distribution or professional services experience, or other resources or greater name recognition than we do. In addition, many of our current and potential competitors supply a wide variety of products to, and have strong and well-established relationships with, current and potential customers. As a result, our current and potential competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements or devote greater resources than we can to the development, promotion, and sale of their products and services. In addition, some current and potential competitors may offer products or services that address one or a limited number of functions at lower prices or with greater depth than our solution, or integrate or bundle such products and services with their other product offerings. Potential customers may prefer to purchase from their existing suppliers rather than from a new supplier. Our current and potential competitors may develop and market new technologies with comparable functionality to our solution. In addition, because our products and services are integral to our customers’ ability to accurately maintain books and records and prepare financial statements, our potential customers may prefer to purchase applications that are critical to their business from one of our larger, more established competitors, or leverage the software that they have already purchased from our competitors for their billing and accounting needs, or control such infrastructure internally. We may experience fewer customer orders, reduced gross margins, longer sales cycles, and loss of market share. This could lead us to decrease prices, implement alternative pricing structures, or introduce products and services available for free or a nominal price in order to remain competitive. We may not be able to compete successfully against current and future competitors, and our business, operating results, and financial condition will be adversely impacted if we fail to meet these competitive pressures.
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
•the impact of inflation, including wage inflation;
•foreign exchange fluctuations;
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
•the impact of outages of our solution and reputational harm;
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
•political unrest, changes and uncertainty associated with terrorism, hostilities, war, natural disasters or pandemics, including the ongoing COVID-19 pandemic and the ongoing conflict in Ukraine; and
•potential costs to attract, onboard, retain, and motivate qualified personnel.
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
If we are not able to develop and release new products and services, or successful enhancements, new features, and modifications to our existing products and services, or otherwise successfully implement our multi-product strategy, our business could be adversely affected.
The market for our quote-to-revenue solution, including our billing, collections and revenue recognition offerings, is characterized by rapid technological change, frequent new product and service introductions and enhancements, changing customer demands, and evolving industry standards. The introduction of products and services embodying new technologies can quickly make existing products and services obsolete and unmarketable. Additionally, because we provide billing and finance solutions to help our customers with compliance and financial reporting, changes in law, regulations, and accounting standards could impact the usefulness of our products and services and could necessitate changes or modifications to our products and services to accommodate such changes. Subscription management products and services, including our billing, collections and revenue recognition offerings, are inherently complex, and our ability to implement our multi-product strategy, including developing and releasing new products and services or enhancements, new features and modifications to our existing products and services depends on several factors, including timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies and our solution, and overall market acceptance. We cannot be sure that we will succeed in developing, marketing, and delivering on a timely and cost-effective basis enhancements or improvements to our platform or any new products and services that respond to continued changes in subscription management practices or new customer requirements, nor can we be sure that any enhancements or improvements to our platform or any new products and services will achieve market acceptance. Since developing our solution is complex, the timetable for the release of new products and enhancements to existing products is difficult to predict, and we may not offer new products and updates as rapidly as our customers require or expect. Any new products or services that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate sufficient revenue. The introduction of new products and enhancements could also increase costs associated with customer support and customer success as demand for these services increase. This increase in cost could negatively impact profit margins, including our gross margin. Moreover, even if we introduce new products and services, we may experience a decline in revenue of our existing products and services that is not offset by revenue from the new products or services. For example, customers may delay making purchases of new products and services to permit them to make a more thorough evaluation of these products and services or until industry and marketplace reviews become widely available. Some customers may hesitate to migrate to a new product or service due to concerns regarding the complexity of migration or performance of the new product or service. In addition, we may lose existing customers who choose a competitor’s products and services or choose to utilize internally developed applications instead of our products and services. This could result in a temporary or permanent revenue shortfall and adversely affect our business.

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
Furthermore, our sales and implementation cycles could be interrupted or affected by other factors outside of our control. For example, as a result of the COVID-19 pandemic, many large enterprises have generally reduced or delayed technology or other discretionary spending, which may materially and negatively impact our operating results, financial condition and prospects. Like many other companies, including our customers and prospects, our employees are working from home and while we limited all non-essential business travel during the pandemic, we are now allowing business travel more freely in places where such travel is permitted under local regulations. Restrictions on travel and in-person meetings could affect services delivery, delay implementations, and interrupt sales activity and we cannot predict whether, for how long, or the extent to which the COVID-19 pandemic may adversely affect our business, results of operations, and financial condition.
If we are unable to grow our sales channels and our relationships with strategic partners, such as system integrators, management consulting firms, and resellers, sales of our products and services may suffer and our growth could be slower than we project.
In addition to our direct sales force, we use strategic partners, such as system integrators, management consulting firms, strategic technology partners and resellers, to market, sell, and implement our solution. Historically, we have used these strategic partners to a limited degree, but we are prioritizing efforts to make these partners an increasingly important aspect of our business particularly with regard to enterprise and international sales and larger implementations of our products where these partners may have more expertise and established business relationships than we do. We have been and expect to continue to transition a portion of our professional services implementations to these strategic partners, and as a result we expect our professional services revenue as an overall percentage of Zuora's total revenue to continue to decline over time. Our relationships with these strategic partners are still at an early stage of development, and we cannot assure you that these partners will be successful in marketing, selling or implementing our solution. Identifying these partners, negotiating and supporting relationships with them, including training them in how to sell or deploy our solution, and maintaining these relationships requires significant commitment of time and resources that may not yield a significant return on our investment in these relationships. Our future growth in revenue and ability to achieve and sustain profitability depends in part on our ability to identify, establish, and retain successful strategic partner relationships in the United States and internationally, which will take significant time and resources and involve significant risk. If we are unable to establish and maintain our relationships with these partners, or otherwise develop and expand our indirect distribution channel, our business, operating results, financial condition, or cash flows could be adversely affected.
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
Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The forecasts we have provided publicly relating to the expected growth in the quote-to-revenue industry, including subscription billing, collections and revenue recognition markets, and ERP software market may prove to be inaccurate. Even if these markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in executing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth we have provided publicly should not be taken as indicative of our future growth.
Our long-term success depends, in part, on our ability to expand the sales of our solution to customers located outside of the United States. Our current international operations, and any further expansion of those operations, expose us to risks that could have a material adverse effect on our business, operating results, and financial condition.
We have been recognizing increased revenue from international sales, and we conduct our business activities in various foreign countries. We currently have operations in North America, Europe, Asia, and Australia. During the fiscal year ended January 31, 2022, we derived approximately 37% of our total revenue from customers located outside the United States. Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple cultures, customs, legal systems, regulatory systems, and commercial infrastructures. International expansion requires us to invest significant funds and other resources. Our operations in international markets may not develop at a rate that supports our level of investment. Expanding internationally may subject us to new risks that we have not faced before or increase risks that we currently face, including risks associated with:
•recruiting and retaining talented and capable employees in foreign countries;

•providing our solution to customers from different cultures, which may require us to adapt to sales practices, modify our solution, and provide features necessary to effectively serve the local market;
•compliance with multiple, conflicting, ambiguous or evolving governmental laws and regulations and court decisions, including those relating to employment matters, e-invoicing, consumer protection, privacy, data protection, information security, data residency, and encryption;
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
•economic or political instability, including the effects of Brexit, the ongoing COVID-19 pandemic, and the ongoing conflict in Ukraine, especially as it impacts countries in Europe;
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
If we fail to offer high-quality support and training to our customers and third-party partners, our business and reputation will suffer.
Once our solution is deployed to our customers, our customers rely on support services from us and from our third-party partners to resolve any related issues. High-quality education, training and support for our customers and third-party partners is important for the successful marketing and sale of our products and for the renewal of existing customers. The importance of high-quality customer and third-party partner training and support will increase as we expand our business and pursue new enterprises. If we or our third-party partners do not help our customers quickly resolve post-deployment issues, including configuring and using features, and provide them with effective ongoing customer support, our ability to upsell additional products to existing customers could suffer and our reputation with existing or potential customers could be harmed.
Future changes in market conditions or customer demand could require changes to our prices or pricing model, which could adversely affect our business, operating results, and financial condition.
We generally charge our customers a flat fee for their use of our platform and a variable fee based on the amount of transaction volume they process through our system and the number of their subscribers. If our customers do not increase their transaction volume or the number of their subscribers, or an economic downturn reduces their transaction volume or the number of their subscribers, our revenue may be adversely impacted by customers reducing their contracted transaction volume. We have limited experience with respect to determining the optimal prices for our platform, and, as a result, we have in the past needed to and expect in the future to need to change our pricing model from time to time. As the market for our platform matures, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing models as we have used historically. We may experience pressure to change our pricing model to defer fees until our customers have fully deployed our solution. Moreover, larger organizations, which comprise a large and growing component of our sales efforts, may demand substantial price concessions. As a result, in the future we may be required to reduce our prices or change our pricing model, which could adversely affect our revenue, gross margin, profitability, financial position, and cash flow.
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
Our software incorporates certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such third-party software and development tools from third parties in the foreseeable future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, including open source software, this may not always be the case, or it may be difficult or costly to migrate to other third-party software. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties. In addition, integration of our software with new third-party software may require significant work and require substantial investment of our time and resources. Also, any undetected or uncorrected errors or defects in third-party software could prevent the deployment or impair the functionality of our software, present security risks, delay new updates or enhancements to our solution, result in a failure of our solution, and injure our reputation.
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
With more companies and individuals working remotely, the attack surface available for exploitation and the risk of cybersecurity incidents has increased. For example, since the beginning of the COVID-19 pandemic and, also more recently following the Russian invasion of Ukraine, there has been an increase in phishing and spam emails as well as social engineering attempts from “hackers.” Although the security incidents and breaches that we have experienced to date have not had a material effect on our business, there is no assurance that our security systems or processes will prevent or mitigate more serious break-ins, tampering, security incidents or breaches or other cyber-attacks that could occur in the future.
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
Our customers can use our solution to collect, use, and store personal information regarding their customers or other end users. Governments and agencies worldwide have adopted or may adopt laws and regulations regarding the collection, use, storage, data residency, security, disclosure, transfer across borders and other processing of information obtained from individuals within jurisdictions. These laws and regulations increase the costs and burdens of compliance, including the ability to transfer information from, or a requirement to store in, particular jurisdictions and could:
• impact our ability to offer our products and services in certain jurisdictions,
• decrease demand for or require us to modify or restrict our product or services, or
•impact our customers’ ability and willingness to use, adopt and deploy our solution globally.
Compliance or our inability to comply with such laws, regulations, and other obligations, could lead to reduced overall demand and impair our ability to maintain and grow our customer base and increase our revenue. We may be unable to make changes that we consider necessary or appropriate to address changes in laws, regulations, or other obligations in a commercially reasonable manner, in a timely fashion, or at all.
Additionally, laws and regulations relating to the processing of information can vary significantly based on the jurisdiction. Some regions and countries have or are enacting strict laws and regulations, including the European Union (EU), China (PIPL), Australia, and India, as well as states within the United States, such as California. The General Data Protection Regulation (GDPR) became effective in May 2018. The GDPR established new requirements for processing personal data and imposes penalties of up to the greater of €20 million or 4% of worldwide revenue. On June 4, 2021, the European Commission issued replacement standard contractual clauses (2021 SCCs) to govern the transfer of personal data to a country that has not been deemed adequate, such as the United States. The 2021 SCCs impose additional requirements and, potentially increased liability for data processors such as us. Since the 2021 SCCs replace the prior version, we will need to enter into 2021 SCCs with our customers and vendors before the December 27, 2022 deadline to meet GDPR requirements. The pending EU ePrivacy Regulation is expected to establish additional restrictions and penalties. In January 2020, the California Consumer Privacy Act (CCPA) which provides new data privacy rights for consumers, including a private right of action for security breaches, new penalties for violations, and new operational requirements for companies, went into effect. The California Privacy Rights Act (CPRA) will replace the CCPA and becomes effective on January 2, 2023. The CCPA gives, and the CPRA will give, California residents expanded rights to access and require deletion of their personal data, opt out of certain personal data sharing, and receive detailed information about how their personal data is collected, used and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation. The CCPA and CPRA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal data, our financial condition, our operating results or prospects. The CCPA has also prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business. Changing definitions of personal data and information may also limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Also, some jurisdictions require that certain types of data be retained on servers within these jurisdictions. Our failure to comply with applicable laws and regulations may result in enforcement action or litigation against us, including fines, and damage to our reputation, any of which may have an adverse effect on our business and operating results.
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
We currently host our solution, serve our customers, and support our operations using Amazon Web Services (AWS), a provider of cloud infrastructure services, and have begun enabling new features and capabilities for our solution using Microsoft's Azure cloud service. We also leverage AWS in various geographic regions for our disaster recovery plans. We do not have control over the operations of the facilities of AWS or Azure. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures, and similar events. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in our solution. In addition, the ongoing COVID-19 pandemic could potentially disrupt the supply chain of hardware needed to maintain these third-party systems or to run our business. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism, and other misconduct.
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
Our ability to use our net operating losses (NOLs) to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability. Utilization of the net operating loss may be subject to an annual limitation due to the "ownership change" limitations provided by Section 382 and 383 of the Internal Revenue Code of 1986, as amended, and other similar state provisions. Additionally, NOLs arising in tax years beginning after December 31, 2017 are subject to a 20-year carryover limitation and may expire if unused within that period. There is also a risk that due to legislative changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. In addition, under the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act, the amount of NOLs that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. As such, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.
We may need to raise additional capital required to grow our business, and we may not be able to raise capital on terms acceptable to us or at all.
In order to support our growth and respond to business challenges, such as developing new features or enhancements to our solution to stay competitive, acquiring new technologies, and improving our infrastructure, we have made significant financial investments in our business, and we intend to continue to make such investments. As a result, to provide the funds required for these investments and other business endeavors, we may need to engage in equity or debt financings. For example, we recently issued to Silver Lake the 2029 Notes and have agreed to issue to Silver Lake up to an additional $150.0 million in senior unsecured notes. See Note 18. Subsequent Events to our consolidated financial statements included in this Form 10-K for more information about the 2029 Notes. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution, and these securities could have rights, preferences, and privileges that are superior to that of holders of our common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve additional restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. Future volatility in the trading price of our common stock may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression or other sustained adverse market event resulting from the spread of COVID-19 could materially and adversely affect our business and the value of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations.
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
The market price of our Class A common stock has been and may continue to be volatile. Since shares of our Class A were sold in our Initial Public Offering (IPO) in April 2018 at a price of $14.00 per share, the reported low and high sales prices of our common stock has ranged from $6.21 to $37.78 through March 25, 2022. The market price of our Class A common stock and the market price of the common stock of many other companies fell significantly in the early stage of the COVID-19 pandemic and experienced volatility as a result of the pandemic. The extent to which, and for how long, the COVID-19 pandemic may continue to impact the market price of our Class A common stock is unclear, and any future recession, depression or sustained adverse market event resulting from the effects of the pandemic could materially and adversely affect our business and the value of our common stock. In addition to factors discussed in this Form 10-K, the market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
•other events or factors, including those resulting from pandemics, war, incidents of terrorism, or responses to these events, including the ongoing conflict in Ukraine;
•sales of shares of our Class A common stock by us or our stockholders;
•inflation; and
•fluctuations in interest rates.
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
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market. The perception that these sales might occur may also cause the market price of our Class A common stock to decline. As of February 28, 2022, we had outstanding a total of 119.0 million shares of Class A common stock and 9.0 million shares of Class B common stock.

In addition, as of January 31, 2022, we had outstanding stock options and restricted stock units (RSUs) that could result in the issuance of 20.7 million shares of Class A common stock. Subject to the satisfaction of applicable vesting requirements, the shares issued upon exercise of outstanding stock options or settlement of outstanding RSUs will be available for immediate resale in the open market.
As described below in Note 18. Subsequent Events, following January 31, 2022 we issued $250.0 million aggregate principal amount of convertible senior unsecured notes (and have agreed to issue $150.0 million of additional convertible senior unsecured notes) and warrants to purchase up to 7,500,000 shares of Class A common stock.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of January 31, 2022, our directors and executive officers, and their affiliates, held substantially all of our Class B common stock and a substantial portion of the combined voting power of our common stock. As a result, we expect our directors and officers would control all matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the outstanding shares of Class B common stock, (ii) April 16, 2028, and (iii) the date the shares of Class B common stock cease to represent at least 5% of all outstanding shares of our common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Political developments impacting government spending and international trade, including future government shutdowns in the United States, health pandemics such as the COVID-19 pandemic, armed conflict such as the conflict in Ukraine, and trade disputes and tariffs, may negatively impact markets and cause weaker macroeconomic conditions. The continuing effect of any or all of these political uncertainties could adversely impact demand for our products, harm our operations and weaken our financial results.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations. Compliance with these rules and regulations have increased our legal and financial compliance costs, making some activities more difficult, time-consuming, or costly, and increasing demand on our systems and resources. Although we have already hired additional employees and outside consultants to comply with these requirements, we may need to add additional resources, which would increase our costs and expenses.
In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as market practice develops or new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be adversely affected.
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
As a result of disclosure of information in our public company filings, our business and financial condition is more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.
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
In the event of a natural disaster, including a major earthquake, blizzard, wildfire, or hurricane, or a catastrophic event such as a fire, power loss, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our solution, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. For example, our corporate headquarters is located in California, a state that frequently experiences earthquakes and wildfires. Additionally, all of the aforementioned risks may be further increased if we do not implement a disaster recovery plan or the disaster recovery plans put in place by Zuora or our partners prove to be inadequate.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters are currently located in Redwood City, California where we currently utilize approximately 50,000 square feet of office space. We also lease facilities in other areas within the United States and around the world.
We believe that our current offices provide adequate space to meet our needs for the near term, and that suitable additional or substitute space will be available as needed to accommodate any future growth and expansion.
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
Holders of Record
As of February 28, 2022, there were 85 and 54 registered holders of record of our Class A and Class B common stock, respectively. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
We have presented below the cumulative total return to our stockholders between April 12, 2018 (the date our Class A common stock commenced trading on the New York Stock Exchange) through January 31, 2022 in comparison to the Standard & Poor’s 500 Index, Standard & Poor Information Technology Index and NASDAQ Composite. All values assume a $100 initial investment and reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

$300
$250
$200
$150
$100
$50
Base Period
January 2019
January 2020
January 2021
January 2022
Period Ending
Zuora
NASDAQ Composite
S&P 500 Index
S&P 500 Information Technology Index

Company/Index	Base Period April 12, 2018	January 31, 2019	January 31, 2020	January 31, 2021	January 31, 2022
Zuora	$100	$108.20	$73.75	$73.75	$83.15
S&P 500 Index	$100	$103.08	$125.44	$147.07	$181.33
NASDAQ Composite	$100	$102.83	$130.63	$188.22	$206.38
S&P 500 Information Technology Index	$100	$101.26	$147.92	$202.85	$256.45
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved]
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

We have omitted discussion of fiscal 2020 results where it would be redundant to the discussion previously included in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2021, filed with the SEC on March 31, 2021.
Overview
Business Summary
Zuora provides a cloud-based subscription management platform, built to help companies monetize new services and operate dynamic, recurring revenue business models. Our solution enables companies across multiple industries and geographies to launch, manage and scale a subscription business, automating the entire quote-to-revenue process, including quoting, billing, collections and revenue recognition. With Zuora’s solution, businesses can change pricing and packaging for products and services to grow and scale, efficiently comply with revenue recognition standards, analyze customer data to optimize their subscription offerings, and build meaningful relationships with their subscribers.
Many of today’s enterprise software systems manage their quote-to-revenue processes using software built for one-time transactions. These systems were not designed for the dynamic, ongoing nature of subscription, usage, or consumption-based pricing models, and can be extremely difficult to configure. In traditional product-based businesses, quote-to-revenue was a linear process—a customer orders a product, is billed for that product, payment is collected, and the revenue is recognized. These legacy product-based systems were not specifically designed to handle the complexities of ongoing customer relationships and recurring revenue, commonly found in a subscription business, and their impact on areas such as billing proration, revenue recognition, reporting in real-time, and the lifetime value of the customer. Using legacy or homegrown software to build a subscription business often results in inefficient processes with prolonged and complex manual downstream work, hard-coded customizations, and a proliferation of stock-keeping units (SKUs).
However, enterprise business models are inherently dynamic, with multiple interactions, flexible pricing, global complexities, and continuously-evolving relationships and events. The capabilities to launch, price, and bill for products, facilitate and record cash receipts, process and recognize revenue, and analyze data to drive key decisions are mission critical and particularly complex for companies that operate at a global scale. As a result, as companies launch, grow, and scale their businesses, they often conclude that legacy systems are inadequate. That’s where Zuora comes in.
Our vision is “The World Subscribed” -- the idea that one day every company will be a part of the Subscription Economy. Our focus has been on providing the technology our customers need to thrive as a customer-centric, recurring revenue business.
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

COVID-19 Pandemic Impact
The COVID-19 pandemic has impacted worldwide economic activity and financial markets, and has caused certain disruptions to our business operations—such as delays and lengthening of our customary sales cycles and postponed implementations, certain customers not purchasing or renewing our products or services, requests for extended payment terms and contract restructurings by certain customers more severely impacted by the pandemic, challenges in sales and customer success efforts due to travel restrictions, and shifting certain customer events to virtual-only experiences. During the fiscal year ended January 31, 2022, we experienced fewer disruptions including customer loss, down-sells, customer requests for extended payment terms and other relief due to the COVID-19 pandemic as compared to the prior fiscal year. We believe that such COVID-related disruptions experienced thus far have not had a material impact on our overall financial results for fiscal 2022. However, because our financial results are driven by multiple factors, some of which are not quantifiable, it is not possible to determine the significance of the specific impact of the COVID-19 pandemic on our financial results in any given period.
Because our products are generally offered as subscription-based licenses and a portion of that revenue is recognized over time, the effect of the pandemic may not be fully reflected in our operating results until future periods. The extent to which the COVID-19 pandemic impacts our business operations in future periods will depend on multiple uncertain factors, including the duration and severity of the COVID-19 pandemic, developments related to COVID-19 variants and vaccine efficacy, the pandemic's overall negative impact on the global economy generally and on our customers, which operate in numerous industries, and continued responses by governments and businesses to COVID-19.
We are continuing to monitor the impact of the COVID-19 pandemic on our business operations and financial results. In fiscal 2021, we implemented plans to manage our costs in certain areas such as travel, events, and marketing and reduced our pace of hiring while continuing to prioritize new headcount critical to operations, sales and customer support. During fiscal 2022, we accelerated our pace of hiring and investments in our operations including sales, marketing and product technology. We currently intend to continue these investments, but should we experience any further business disruption additional cost management actions may be considered. The uncertainty surrounding the COVID-19 pandemic, including developments related to COVID-19 variants and vaccine efficacy, and its impact on the global economy could also lead to a significant adverse impact on our business operations and financial performance in the future.
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
Fiscal 2022 Business Highlights
Our business highlights for the fourth quarter and full year fiscal 2022 include the following:
•During the fourth quarter, we closed eight deals that exceeded $500,000 in ACV, four of which exceeded $1.0 million.
•During the fourth quarter, subscription revenue represented 85% of total revenue and subscription gross margin was 77%, the highest levels in our history as a public company.
•Our subscription revenue was $287.7 million for the year, an increase of 19% over last fiscal year.
•We improved our total gross margin to 60% for the year, compared to 57% last year, as we shifted more of our services work to our system integrator partners and improved our cost structure.
•Net cash provided by operating activities was $18.7 million, and full fiscal year free cash flow was positive for the first time at $10.3 million, for fiscal 2022.
•Customer transaction volume processed through Zuora's Billing platform was $75.1 billion during the year, an increase of 32% compared to last fiscal year.

•We grew our business to 747 customers with ACV exceeding $100,000 as of January 31, 2022, which represents 11% year-over-year growth.
•In May 2021, we acquired the intellectual property assets of ModernAIze, Inc. (dba Live Objects), a business process platform that uses AI to help companies understand, visualize and optimize complex business processes spanning across systems.
For a definition of ACV, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operational and Financial Metrics.”
Fiscal 2022 Financial Performance Summary
Our financial performance for fiscal 2022, compared to fiscal 2021, reflects the following:
•Subscription revenue was $287.7 million, an increase of $45.4 million, or 19%, and total revenue was $346.7 million, an increase of $41.3 million, or 14%. This growth reflects our acquisition of new customers as well as increased transaction volume and sales of new products to our existing customers.
•Total cost of revenue increased to $140.1 million, or 40% of total revenue, compared to $130.8 million, or 43% of revenue, last year. We invested additional resources during the fiscal year to support the growth in the number of customers as well as the increased activity from existing customers.
•Loss from operations increased to $96.2 million, or 28% of revenue, compared to a loss of $73.9 million, or 24% of revenue, last year.
Key Operational and Financial Metrics
We monitor the following key operational and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:

	January 31,
	2022	2021
Customers with ACV equal to or greater than $100,000	747	676
Dollar-based retention rate	110%	100%
Annual recurring revenue growth	20%	12%
Customers with Annual Contract Value Equal to or Greater than $100,000
We believe our ability to enter into larger contracts is indicative of broader adoption of our solution by larger organizations. It also reflects our ability to expand our revenue footprint within our current customer base. We define ACV as the subscription revenue we would contractually expect to recognize from that customer over the next twelve months, assuming no increases or reductions in their subscriptions. We define the number of customers at the end of any particular period as the number of parties or organizations that have entered into a distinct subscription contract with us for which the term has not ended. Each party with which we have entered into a distinct subscription contract is considered a unique customer, and in some cases, there may be more than one customer within a single organization. The number of customers with ACV equal to or greater than $100,000 increased to 747 as of January 31, 2022, as compared to 676 as of January 31, 2021. We expect this metric will increase in fiscal year 2023.
Dollar-Based Retention Rate
We believe our dollar-based retention rate is a key measure of our ability to retain and expand revenue from our customer base over time. We calculate our dollar-based retention rate as of a period end by starting with the sum of the ACV from all customers as of twelve months prior to such period end, or prior period ACV. We then calculate the sum of the ACV from these same customers as of the current period end, or current period ACV. Current period ACV includes any upsells and also reflects contraction or attrition over the trailing twelve months, but excludes revenue from new customers added in the current period. We then divide the current period ACV by the prior period ACV to arrive at our dollar-based retention rate. Our dollar-based retention rate improved to 110% as of January 31, 2022, as compared to 100% as of January 31, 2021. While the dollar-based retention rate can fluctuate in any particular period, we expect it to increase slightly in fiscal 2023.
Annual Recurring Revenue Growth (ARR Growth)

We believe that our ARR Growth is a key measure as it is a leading indicator of subscription revenue growth from both new and existing customers. We calculate ARR Growth by dividing the annual recurring revenue (ARR) as of a period end by the ARR for the corresponding period end of the prior fiscal year. ARR represents the annualized recurring value of all active subscription contracts at the end of a reporting period and excludes the value of non-recurring revenue such as professional services revenue as well as contracts with new customers with a term of less than one year. ARR Growth is a performance metric and should be viewed independently of revenue and deferred revenue, and is not intended to be a substitute for, or combined with, any of these items. Our ARR Growth increased to 20% as of January 31, 2022 and we expect it to increase slightly over the next fiscal year. Our ARR Growth was 12% as of January 31, 2021.
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
Gross profit and gross margin. Our gross profit and gross margin may fluctuate from period to period as our revenue fluctuates, and as a result of the timing and amount of investments to expand hosting capacity, including through third-party cloud providers, amortization expense associated with our capitalized internal-use software and purchased technology, and our continued efforts to build our cloud infrastructure, support and professional services teams.
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
General and administrative. General and administrative expense consists primarily of employee compensation costs, allocated overhead, and travel costs for finance, accounting, legal, human resources, and recruiting personnel. In addition, general and administrative expense includes non-personnel costs, such as accounting fees, legal fees, charitable contributions, asset impairments and all other supporting corporate expenses not allocated to other departments. We expect to incur ongoing costs as a result of operating as a public company, including costs related to compliance and reporting obligations of public companies, and continued investment to support our growing operations. As a result, we expect our general and administrative expense to continue to increase in absolute dollars for the foreseeable future but may vary as a percentage of total revenue in the near term. Over the long-term, we expect general and administrative expense to decline as a percentage of total revenue due to economies realized as we scale our business.
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

Results of Operations
The following tables set forth our consolidated results of operations data for the periods presented in dollars and as a percentage of our total revenue:

	Fiscal Year Ended January 31,
	2022	2021
	(in thousands)
Revenue:
Subscription	$287,747	$242,340
Professional services	58,991	63,080
Total revenue	346,738	305,420
Cost of revenue:
Subscription	68,285	58,808
Professional services	71,821	71,962
Total cost of revenue	140,106	130,770
Gross profit	206,632	174,650
Operating expenses:
Research and development	83,219	76,795
Sales and marketing	143,366	116,914
General and administrative	76,223	54,803
Total operating expenses	302,808	248,512
Loss from operations	(96,176)	(73,862)
Interest and other (expense) income, net	(1,822)	2,561
Loss before income taxes	(97,998)	(71,301)
Income tax provision	1,427	1,873
Net loss	$(99,425)	$(73,174)

	Fiscal Year Ended January 31,
	2022	2021
Revenue:
Subscription	83%	79%
Professional services	17	21
Total revenue	100	100
Cost of revenue:
Subscription	20	19
Professional services	21	24
Total cost of revenue	40	43
Gross profit	60	57
Operating expenses:
Research and development	24	25
Sales and marketing	41	38
General and administrative	22	18
Total operating expenses	87	81
Loss from operations	(28)	(24)
Interest and other (expense) income, net	(1)	1
Loss before income taxes	(28)	(23)
Income tax provision	—	1
Net loss	(29)%	(24)%

Note: Percentages in the table above may not sum due to rounding.
Non-GAAP Financial Measures
To supplement our consolidated financial statements presented in accordance with U.S. GAAP, we monitor and consider non-GAAP cost of subscription revenue, non-GAAP cost of professional services revenue, non-GAAP gross profit, non-GAAP subscription gross margin, non-GAAP professional services gross margin, non-GAAP total gross margin, non-GAAP research and development expense, non-GAAP sales and marketing expense, non-GAAP general and administrative expense, non-GAAP loss from operations, non-GAAP operating margin, non-GAAP net loss, non-GAAP net loss per share, and free cash flow. We use non-GAAP financial measures in conjunction with GAAP measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our Board of Directors concerning our financial performance. We believe these non-GAAP measures provide investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of our operating results. We also believe these non-GAAP measures are useful in evaluating our operating performance compared to that of other companies in our industry, as they generally eliminate the effects of certain items that may vary for different companies for reasons unrelated to overall operating performance.
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
•Certain litigation. We exclude non-recurring charges and benefits, net of expected insurance recoveries, including litigation expenses and settlements, related to litigation matters that are outside of the ordinary course of our business. We believe these charges and benefits do not have a direct correlation to the operations of our business and may vary in size depending on the timing and results of such litigation and related settlements.
•Asset impairment. We exclude non-cash charges for impairment of assets, including impairments related to internal-use software and office leases, from certain of our non-GAAP financial measures. Impairment charges can vary significantly in terms of amount and timing and we do not consider these charges indicative of our current or past operating performance. Moreover, we believe that excluding the effects of these charges allows investors to make more meaningful comparisons between our operating results and those of other companies.

The following tables provide a reconciliation of our GAAP to Non-GAAP measures (in thousands, except percentages and per share data):

	Fiscal Year Ended January 31, 2022[1]
	GAAP	Stock-based Compensation	Amortization of Acquired Intangibles	Charitable Contribution	Certain Litigation	Asset Impairment	Non-GAAP
Cost of revenue:
Cost of subscription revenue	$68,285	$(5,875)	$(2,050)	$—	$—	$—	$60,360
Cost of professional services revenue	71,821	(10,274)	—	—	—	—	61,547
Gross profit	206,632	16,149	2,050	—	—	—	224,831
Operating expenses:
Research and development	83,219	(21,072)	—	—	—	—	62,147
Sales and marketing	143,366	(22,484)	—	—	—	—	120,882
General and administrative	76,223	(12,365)	—	(1,000)	(176)	(12,783)	49,899
Loss from operations	(96,176)	72,070	2,050	1,000	176	12,783	(8,097)
Net loss	$(99,425)	$72,070	$2,050	$1,000	$176	$12,783	$(11,346)
Net loss per share, basic and diluted²	$(0.80)						$(0.09)
Gross margin	60%						65%
Subscription gross margin	76%						79%
Professional services gross margin	(22)%						(4)%
Operating margin	(28)%						(2)%

	Fiscal Year Ended January 31, 2021[1]
	GAAP	Stock-based Compensation	Amortization of Acquired Intangibles	Charitable Contribution	Certain Litigation	Non-GAAP
Cost of revenue:
Cost of subscription revenue	$58,808	$(4,849)	$(1,692)	$—	$—	$52,267
Cost of professional services revenue	71,962	(9,952)	—	—	—	62,010
Gross profit	174,650	14,801	1,692	—	—	191,143
Operating expenses:
Research and development	76,795	(19,562)	—	—	—	57,233
Sales and marketing	116,914	(15,839)	—	—	—	101,075
General and administrative	54,803	(9,081)	—	(1,000)	(3,252)	41,470
Loss from operations	(73,862)	59,283	1,692	1,000	3,252	(8,635)
Net loss	$(73,174)	$59,283	$1,692	$1,000	$3,252	$(7,947)
Net loss per share, basic and diluted²	$(0.62)					$(0.07)
Gross margin	57%					63%
Subscription gross margin	76%					78%
Professional services gross margin	(14)%					2%
Operating margin	(24)%					(3)%
_________________________________
(1) Beginning with the second quarter ended July 31, 2021, we no longer exclude non-cash adjustments for capitalization and amortization of internal-use software from our non-GAAP financial measures. We believe that this change more closely aligns our reported financial measures with current industry practice. Our non-GAAP financial measures for the fiscal year ended January 31, 2021 were recast to conform to the updated methodology for comparison purposes.

(2) GAAP and Non-GAAP net loss per share are calculated based upon 124.2 million and 117.6 million basic and diluted weighted-average shares of common stock for the fiscal year ended January 31, 2022 and 2021, respectively.
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

	Fiscal Year Ended January 31,
	2022	2021

	(in thousands)
Net cash provided by operating activities	$18,686	$11,286
Less:
Purchases of property and equipment, net of insurance recoveries	(8,432)	(12,156)
Free cash flow	$10,254	$(870)
Fiscal Years Ended January 31, 2022 and 2021
Revenue

	Fiscal Year Ended January 31,
	2022	2021	$ Change	% Change

	(dollars in thousands)
Revenue:
Subscription	$287,747	$242,340	$45,407	19%
Professional services	58,991	63,080	(4,089)	(6)%
Total revenue	$346,738	$305,420	$41,318	14%
Percentage of total revenue:
Subscription	83%	79%
Professional services	17	21
Total	100%	100%
Subscription revenue increased by $45.4 million, or 19%, for fiscal 2022 compared to fiscal 2021. The increase was driven by growth in our customer base, including both new and existing customers. New customers contributed approximately $17.5 million of the increase in subscription revenue for fiscal 2022 compared to the prior year period, while increased transaction volume and sales of additional products to our existing customers contributed the remainder. We calculate subscription revenue from new customers for the fiscal year by adding the revenue recognized from new customers acquired in the 12 months prior to the reporting date.
Professional services revenue decreased by $4.1 million, or 6%, for fiscal 2022 compared to fiscal 2021 as a result of shifting more services work to our system integrator partners as we improve our sales mix towards recurring subscription revenue.

Cost of Revenue and Gross Margin

	Fiscal Year Ended January 31,
	2022	2021	$ Change	% Change

	(dollars in thousands)
Cost of revenue:
Subscription	$68,285	$58,808	$9,477	16%
Professional services	71,821	71,962	(141)	—%
Total cost of revenue	$140,106	$130,770	$9,336	7%
Gross margin:
Subscription	76%	76%
Professional services	(22)%	(14)%
Total gross margin	60%	57%
Cost of subscription revenue increased by $9.5 million, or 16%, for fiscal 2022 compared to fiscal 2021. This was driven by increases of $3.5 million in data center costs which was primarily related to third-party cloud hosting as we grow our customer base and includes $2.9 million for costs to migrate our software from our third-party hosted data center to a cloud hosting provider, $2.8 million in employee compensation costs, $1.1 million in amortization of internal-use software costs, and $0.9 million in allocated overhead primarily due to increased headcount.
Cost of professional services revenue was flat for fiscal 2022 compared to fiscal 2021. This was due to decreases of $2.0 million in employee compensation costs and $0.4 million in travel costs, offset by an increase of $2.4 million in outside professional services costs.
Our gross margin for subscription services was flat at 76% in fiscal 2022 and fiscal 2021 as we stabilized our cost structure. We expect our subscription gross margin to be relatively consistent over the next fiscal year.
Our gross margin for professional services decreased to (22)% for fiscal 2022 compared to (14)% for fiscal 2021, primarily due to lower professional services revenue as a result of shifting more services work to our system integrator partners, and investment in training our partners as we develop our partner ecosystem.
Operating Expenses
Research and Development

	Fiscal Year Ended January 31,
	2022	2021	$ Change	% Change

	(dollars in thousands)
Research and development	$83,219	$76,795	$6,424	8%
Percentage of total revenue	24%	25%
Research and development expense increased by $6.4 million, or 8%, for fiscal 2022 compared to fiscal 2021, primarily driven by increases of $4.9 million in employee compensation costs and $1.0 million in allocated overhead primarily due to increased headcount. Research and development expense was relatively consistent at 24% and 25% of total revenue during fiscal 2022 and fiscal 2021, respectively.

Sales and Marketing

	Fiscal Year Ended January 31,
	2022	2021	$ Change	% Change

	(dollars in thousands)
Sales and marketing	$143,366	$116,914	$26,452	23%
Percentage of total revenue	41%	38%
Sales and marketing expense increased by $26.5 million, or 23%, for fiscal 2022 compared to fiscal 2021, primarily due to increases of $16.9 million in employee compensation costs, $5.4 million in allocated overhead costs and $3.9 million in amortization of deferred commissions. Sales and marketing expense increased to 41% of total revenue during fiscal 2022 compared to 38% during fiscal 2021 primarily driven by our strategy to increase in our go-to-market organization to drive enterprise growth.
General and Administrative

	Fiscal Year Ended January 31,
	2022	2021	$ Change	% Change

	(dollars in thousands)
General and administrative	$76,223	$54,803	$21,420	39%
Percentage of total revenue	22%	18%
General and administrative expense increased by $21.4 million, or 39%, for fiscal 2022 compared to fiscal 2021, primarily due to an impairment charge of $12.8 million related to our office leases, and increases of $7.3 million in employee compensation costs, $2.1 million in outside professional services costs, and $2.1 million in allocated overhead costs, partially offset by a decrease of $3.1 million in litigation expenses as our directors and officers insurance began to cover certain shareholder litigation costs when we met our policy deductible during fiscal 2022. General and administrative expense increased to 22% of total revenue during fiscal 2022 compared to 18% during fiscal 2021, primarily due to impairment charges related to our office leases.
Interest and Other (Expense) Income, net

	Fiscal Year Ended January 31,
	2022	2021	$ Change	% Change

	(in thousands)
Interest and other (expense) income, net	$(1,822)	$2,561	$(4,383)	(171)%
Interest and other (expense) income, net decreased by $4.4 million for fiscal 2022 compared to fiscal 2021, primarily due to a $3.5 million decrease related to the revaluation of cash, accounts receivable and accounts payable recorded in a foreign currency and a $1.0 million decrease related to interest income on short-term investments.
Income Tax Provision

	Fiscal Year Ended January 31,
	2022	2021	$ Change	% Change

	(in thousands)
Income tax provision	$1,427	$1,873	$(446)	(24)%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For fiscal 2022 and fiscal 2021 we recorded a tax provision of $1.4 million and $1.9 million on losses before income taxes of $98.0 million and $71.3 million, respectively. The effective tax rate for fiscal 2022 and fiscal 2021 was (1.5)% and (2.6)%, respectively. The effective tax rates differ from the statutory rate primarily as a result of providing no benefit on pretax losses incurred in the United States. For fiscal 2022 and fiscal 2021, we maintained a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized. The decrease in tax expense resulted primarily from a decline in pre-tax earnings in our foreign jurisdictions.
Liquidity and Capital Resources
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations.
As of January 31, 2022, we had cash and cash equivalents and short-term investments of $215.4 million that was primarily invested in deposit accounts, money market funds, corporate debt securities, supranational securities, commercial paper, and U.S. and foreign government securities. We do not enter into investments for trading or speculative purposes.
We finance our operations primarily through sales to our customers, which are generally billed in advance on an annual or quarterly basis. Customers with annual or multi-year contracts are generally only billed one annual period in advance. We also finance our operations through proceeds from the issuance of stock under our employee stock plans, borrowings under our Debt Agreement and other financing arrangements. On March 24, 2022 (Initial Closing Date), we issued $250.0 million aggregate principal amount of convertible senior unsecured notes due in 2029 (2029 Notes) as described in Note 18. Subsequent Events to fund the future growth and expansion of our business. We will also issue an additional $150.0 million in senior unsecured notes within 18 months of the Initial Closing Date. In fiscal 2022, under our Debt Agreement, we repaid $4.4 million of principal on our term loan and have the ability borrow up to an additional $30.0 million in revolving loans until October 2022.
In the short term, we believe our existing cash and cash equivalents, marketable securities, and cash flow from operations (in periods in which we generate cash flow from operations) will be sufficient for at least the next 12 months to meet our requirements and plans for cash, including meeting our working capital requirements and capital expenditure requirements. In the long term, our ability to support our requirements and plans for cash, including meeting our working capital and capital expenditure requirements, will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support research and development efforts, the cost to develop and support our offering, the introduction of new products and services, the continuing adoption of our products by customers, any acquisitions or investments that we make in complementary businesses, products, and technologies, and our ability to obtain equity or debt financing.
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
Debt Agreement and 2029 Notes
See Note 9. Debt to our consolidated financial statements included in this Form 10-K for more information about our Debt Agreement. See Note 18. Subsequent Events for information about our 2029 Notes.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Fiscal Year Ended January 31,
	2022	2021

	(in thousands)
Net cash provided by operating activities	$18,686	$11,286
Net cash (used in) provided by investing activities	(20,099)	12,872
Net cash provided by financing activities	21,483	14,981
Effect of exchange rates on cash and cash equivalents	(673)	696
Net increase in cash and cash equivalents	$19,397	$39,835
Operating Activities
Net cash provided by operating activities of $18.7 million in fiscal 2022 was comprised primarily of customer collections for our subscription and professional services, cash payments for our personnel, sales and marketing efforts and infrastructure-related costs, and payments to vendors for products and services related to our ongoing business operations.
Net cash provided by operating activities for fiscal 2022 increased $7.4 million compared to the same period last fiscal year due to increased customer collections as we grow our business.
Investing Activities
Net cash used in investing activities for fiscal 2022 was $20.1 million. We used $10.3 million to purchase short-term investments, net of maturities, and used $8.4 million, net of insurance recoveries, to purchase property and equipment and to develop internal-use software as we continue to invest our business. We also paid $1.3 million in cash during fiscal 2022 to acquire certain intellectual property assets.
Net cash used in investing activities for fiscal 2022 increased $33.0 million compared to last fiscal year primarily due the timing of purchases, sales, and maturities of short-term investments, which resulted in $35.3 million of net cash used between the comparative periods. Additionally, we paid $1.3 million in cash to acquire certain intellectual property assets, compared to no intangible asset purchases in the prior year. These cash uses were partially offset by a decrease in property and equipment purchases, net of insurance recoveries, of $3.7 million as we recognized leasehold improvements related to our new corporate headquarters last year.
Financing Activities
Net cash provided by financing activities for fiscal 2022 of $21.5 million was primarily due to $18.5 million in proceeds from stock option exercises and $7.4 million of proceeds from issuance of common stock under the ESPP, partially offset by $4.4 million in debt principal payments.
Net cash provided by financing activities for fiscal 2022 increased $6.5 million compared to last fiscal year due to increased proceeds from stock option exercises in the current fiscal year.
Obligations and Other Commitments
Our material cash requirements from known contractual and other obligations consist of obligations under our operating leases for office space, the 2029 Notes, our Debt Agreement, and a contractual commitment to one of our vendors for cloud computing services. For more information, please refer to Note 12. Leases, Note 18. Subsequent Events, Note 9. Debt and Note 13. Commitments and Contingencies, respectively, of the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K. As of January 31, 2022, our contractual commitments totaled $129.3 million, with $26.4 million committed within the next twelve months.
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us, or from data breaches or intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. As of January 31, 2022, no demands had been made upon us to provide indemnification under such agreements and there were no claims that we are aware of that could have a material effect on our consolidated balance sheets, consolidated statements of comprehensive loss, or consolidated statements of cash flows.
Critical Accounting Estimates
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
The determination of standalone selling price (SSP) for each distinct performance obligation requires judgment. We establish SSP for both our subscription services and professional services elements primarily by considering the actual sales prices of the element when sold on a stand-alone basis or when sold together with other elements. Our actual sales prices for subscription services and professional services for stand-alone sales do not typically vary from our prices for each element when sold together with other elements. When we are unable to rely on actual observable SSPs, we determine SSP based on inputs such as actual sales prices when sold together with other promised subscriptions or services and our overarching pricing objectives and strategies.
Recent Accounting Pronouncements—Adopted in Fiscal 2022
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
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by removing certain separation models required under current U.S. GAAP, including the beneficial conversion feature and cash conversion models. This ASU also simplifies the diluted earnings per share calculation in certain areas. The standard is effective for interim and annual periods beginning after December 15, 2021, and can be applied utilizing either a modified or full retrospective transition method. The Company is currently evaluating the effect the standard will have on its consolidated financial statements.

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
Foreign Currency Exchange Risk
Our sales contracts are denominated predominantly in U.S. Dollars, Euros (EUR), British Pounds (GBP) and Japanese Yen (JPY). A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the EUR, GBP, and Chinese Yuan (CNY). Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statement of comprehensive loss. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements for the fiscal years ended January 31, 2022 and 2021. Given the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Interest Rate Risk
We had cash and cash equivalents and short-term investments of $215.4 million as of January 31, 2022. Our cash and cash equivalents and short-term investments are held for working capital purposes. We do not make investments for trading or speculative purposes. Additionally, under our Debt Agreement, we pay interest on any outstanding balances based on a variable market rate. A significant change in these market rates may adversely affect our operating results.
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
As of January 31, 2022, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents and short-term investments or interest owed on our outstanding debt. Fluctuations in the value of our cash equivalents and short-term investments caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities prior to maturity. In addition, a hypothetical 10% relative change in interest rates would not have had a material impact on our operating results for fiscal 2022.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Zuora, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Zuora, Inc. and subsidiaries (the Company) as of January 31, 2022 and 2021, the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Evaluation of standalone-selling prices (SSPs) for subscription services and professional services performance obligations
As discussed in Note 2 to the consolidated financial statements, the Company recognized subscription revenue and professional services revenue of $288 million and $59 million, respectively, for the fiscal year ended January 31, 2022. The Company allocates the transaction price to each performance obligation on a relative SSP basis. The SSP is the estimated price at which the Company would sell a promised product or service separately to a customer. The Company establishes SSPs for its subscription services and professional services performance obligations primarily by considering the actual sales prices of the promised product or service when sold on a stand-alone basis. When the Company is unable to rely on actual observable SSPs, it estimates the SSP utilizing inputs such as actual sales prices when sold together with other promised goods or services and other factors such as its overarching pricing objectives and strategies.
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

Santa Clara, CA
March 28, 2022

ZUORA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	January 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$113,507	$94,110
Short-term investments	101,882	92,484
Accounts receivable, net of allowance for credit losses of $3,188 and $4,522 as of January 31, 2022 and January 31, 2021, respectively	82,263	78,860
Deferred commissions, current portion	15,080	12,712
Prepaid expenses and other current assets	15,603	15,574
Total current assets	328,335	293,740
Property and equipment, net	27,676	33,369
Operating lease right-of-use assets	32,643	47,085
Purchased intangibles, net	3,452	3,928
Deferred commissions, net of current portion	26,727	21,905
Goodwill	17,632	17,632
Other assets	4,787	3,848
Total assets	$441,252	$421,507
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,785	$2,249
Accrued expenses and other current liabilities	14,225	14,550
Accrued employee liabilities	32,425	29,470
Debt, current portion	1,660	4,397
Deferred revenue, current portion	152,740	127,701
Operating lease liabilities, current portion	11,462	9,630
Total current liabilities	219,297	187,997
Debt, net of current portion	—	1,666
Deferred revenue, net of current portion	771	1,529
Operating lease liabilities, net of current portion	45,633	53,590
Deferred tax liabilities	3,243	1,929
Other long-term liabilities	1,701	2,883
Total liabilities	270,645	249,594
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A common stock - $0.0001 par value; 500,000 shares authorized, 119,008 and 109,900 shares issued and outstanding as of January 31, 2022 and 2021, respectively.	12	11
Class B common stock - $0.0001 par value; 500,000 shares authorized, 9,048 and 11,004 shares issued and outstanding as of January 31, 2022 and 2021, respectively.	1	1
Additional paid-in capital	734,149	635,127
Accumulated other comprehensive (loss) income	(108)	796
Accumulated deficit	(563,447)	(464,022)
Total stockholders’ equity	170,607	171,913
Total liabilities and stockholders’ equity	$441,252	$421,507
See notes to consolidated financial statements.

ZUORA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share data)

	Fiscal Year Ended January 31,
	2022	2021	2020
Revenue:
Subscription	$287,747	$242,340	$206,555
Professional services	58,991	63,080	69,502
Total revenue	346,738	305,420	276,057
Cost of revenue:
Subscription	68,285	58,808	53,036
Professional services	71,821	71,962	81,145
Total cost of revenue	140,106	130,770	134,181
Gross profit	206,632	174,650	141,876
Operating expenses:
Research and development	83,219	76,795	74,398
Sales and marketing	143,366	116,914	108,264
General and administrative	76,223	54,803	44,879
Total operating expenses	302,808	248,512	227,541
Loss from operations	(96,176)	(73,862)	(85,665)
Interest and other (expense) income, net	(1,822)	2,561	2,712
Loss before income taxes	(97,998)	(71,301)	(82,953)
Income tax provision	1,427	1,873	441
Net loss	(99,425)	(73,174)	(83,394)
Comprehensive loss:
Foreign currency translation adjustment	(673)	696	(379)
Unrealized (loss) gain on available-for-sale securities, net of tax	(231)	(88)	86
Comprehensive loss	$(100,329)	$(72,566)	$(83,687)
Net loss per share, basic and diluted	$(0.80)	$(0.62)	$(0.75)
Weighted-average shares outstanding used in calculating net loss per share, basic and diluted	124,206	117,598	111,122
See notes to consolidated financial statements.

ZUORA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, January 31, 2019	77,119	$8	32,575	$3	$488,776	$481	$(307,454)	$181,814
Conversion of Class B common stock to Class A common stock	18,398	1	(18,398)	(1)	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchases	(25)	—	2,980	—	12,055	—	—	12,055
Lapse of restrictions on common stock related to early exercise of stock options	—	—	—	—	412	—	—	412
RSU releases	893	—	191	—	—	—	—	—
Issuance of common stock under the ESPP	749	1	—	—	8,980	—	—	8,981
Stock-based compensation	—	—	—	—	45,046	—	—	45,046
Deferred offering costs	—	—	—	—	38	—	—	38
Other comprehensive loss	—	—	—	—	—	(293)	—	(293)
Net loss	—	—	—	—	—	—	(83,394)	(83,394)
Balance, January 31, 2020	97,134	$10	17,348	$2	$555,307	$188	$(390,848)	$164,659
Conversion of Class B common stock to Class A common stock	9,176	1	(9,176)	(1)	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchases	8	—	2,714	—	11,784	—	—	11,784
Lapse of restrictions on common stock related to early exercise of stock options	—	—	—	—	116	—	—	116
RSU releases	2,778	—	118	—	—	—	—	—
Issuance of common stock under the ESPP	730	—	—	—	7,637	—	—	7,637
Charitable donation of stock	74	—	—	—	1,000			1,000
Stock-based compensation	—	—	—	—	59,283	—	—	59,283
Other comprehensive income	—	—	—	—	—	608	—	608
Net loss	—	—	—	—	—	—	(73,174)	(73,174)
Balance, January 31, 2021	109,900	$11	11,004	$1	$635,127	$796	$(464,022)	$171,913
Conversion of Class B common stock to Class A common stock	4,371	—	(4,371)	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchases	509	1	2,389	—	18,498	—	—	18,499
Lapse of restrictions on common stock related to early exercise of stock options	—	—	—	—	26	—	—	26
RSU releases	3,462	—	26	—	—	—	—	—
Issuance of common stock under the ESPP	705	—	—	—	7,428	—	—	7,428
Charitable donation of stock	61	—	—	—	1,000	—	—	1,000
Stock-based compensation	—	—	—	—	72,070	—	—	72,070
Other comprehensive loss	—	—	—	—	—	(904)	—	(904)
Net loss	—	—	—	—	—	—	(99,425)	(99,425)
Balance, January 31, 2022	119,008	$12	9,048	$1	$734,149	$(108)	$(563,447)	$170,607
See notes to consolidated financial statements.

ZUORA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended January 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(99,425)	$(73,174)	$(83,394)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	16,760	15,308	11,866
Stock-based compensation	72,070	59,283	45,046
Provision for credit losses	2,919	3,686	3,887
Donation of common stock to charitable foundation	1,000	1,000	—
Amortization of deferred commissions	16,330	12,401	9,515
Reduction in carrying amount of right-of-use assets	9,717	8,265	8,584
Asset impairment	12,783	—	—
Other	802	73	1,643
Changes in operating assets and liabilities:
Accounts receivable	(6,322)	(13,671)	(14,504)
Prepaid expenses and other assets	(1,179)	895	(4,180)
Deferred commissions	(24,127)	(17,842)	(11,411)
Accounts payable	4,457	106	417
Accrued expenses and other liabilities	1,424	53	627
Accrued employee liabilities	1,165	7,065	1,590
Deferred revenue	24,281	16,812	25,522
Operating lease liabilities	(13,969)	(8,974)	1,202
Net cash provided by (used in) operating activities	18,686	11,286	(3,590)
Cash flows from investing activities:
Purchases of property and equipment	(8,776)	(13,144)	(21,424)
Insurance proceeds for damaged property and equipment	344	988	—
Purchase of intangible assets	(1,349)	—	—
Purchases of short-term investments	(109,510)	(97,363)	(184,633)
Sales of short-term investments	—	2,511	3,497
Maturities of short-term investments	99,192	119,880	172,800
Net cash (used in) provided by investing activities	(20,099)	12,872	(29,760)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options, net of repurchases of unvested common stock	18,499	11,784	11,960
Proceeds from issuance of common stock under employee stock purchase plan	7,428	7,637	8,980
Principal payments on long-term debt	(4,444)	(4,440)	(2,960)
Net cash provided by financing activities	21,483	14,981	17,980
Effect of exchange rates on cash and cash equivalents	(673)	696	(379)
Net increase (decrease) in cash and cash equivalents	19,397	39,835	(15,749)
Cash and cash equivalents, beginning of year	94,110	54,275	70,024
Cash and cash equivalents, end of year	$113,507	$94,110	$54,275
Supplemental disclosure of cash flow information:
Cash paid for interest	$94	$262	$595
Cash paid for tax	$1,395	$1,159	$836
Supplemental disclosure of non-cash investing and financing activities:
Lapse in restrictions on early exercised common stock options	$26	$116	$412
Property and equipment purchases accrued or in accounts payable	$164	$70	$3,611
Purchase of intangible assets included in accrued expenses and other current liabilities	$225	$—	$—
See notes to consolidated financial statements.

ZUORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Overview and Basis of Presentation
Description of Business
Zuora, Inc. was incorporated in the state of Delaware in 2006 and began operations in 2007. Zuora’s fiscal year ends on January 31. Zuora is headquartered in Redwood City, California.
Zuora provides a cloud-based subscription management platform, built to help companies monetize new services and operate dynamic, recurring revenue business models. Our solution enables companies across multiple industries and geographies to launch, manage and scale a subscription business, automating the entire quote-to-revenue process, including quoting, billing, collections and revenue recognition. With Zuora’s solution, businesses can change pricing and packaging for products and services to grow and scale, efficiently comply with revenue recognition standards, analyze customer data to optimize their subscription offerings, and build meaningful relationships with their subscribers.
References to "Zuora”, "us”, “our”, or “we” in these notes refer to Zuora, Inc. and its subsidiaries on a consolidated basis.
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements, which include the accounts of Zuora and its wholly owned subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, as well as reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.
Our most significant estimates and assumptions are related to revenue recognition with respect to the determination of the relative standalone selling prices for our services; the expected period of benefit over which deferred commissions are amortized; valuation of stock-based awards; estimates of allowance for credit losses; estimates of the fair value of goodwill and long-lived assets when evaluating for impairments; useful lives of intangibles and other long-lived assets; and the valuation of deferred income tax assets and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ materially from these estimates under different assumptions or conditions.
Foreign Currency
The functional currencies of our foreign subsidiaries are the respective local currencies. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive (loss) income within our consolidated balance sheets. Foreign currency transaction gains and losses are included in interest and other (expense) income, net in the consolidated statements of comprehensive loss and were not material for fiscal 2022, 2021 and 2020. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average exchange rate during the period, and equity balances are translated using historical exchange rates.
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
We generate revenue primarily from two sources: (1) subscription services, which is comprised of revenue from subscription fees from customers accessing our cloud-based software; and (2) professional services and other revenue. For the fiscal year ended January 31, 2022, subscription revenue was $287.7 million and professional services and other revenue was $59.0 million.
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
On-Premise Arrangements
We inherited some legacy on-premise license arrangements when we acquired a business in fiscal 2018. These licenses are primarily term-based and bundled with related maintenance (PCS). Revenue for the software license is generally recognized at the beginning of the contract term and the PCS is recognized ratably over the contract term.
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
Contract Assets
Subscription services revenue is generally recognized ratably over the contract term beginning on the commencement date of each contract. Contract assets are included in Prepaid expenses and other current assets and Other assets in our consolidated balance sheets. The total value of our contract assets was $1.3 million and $1.4 million as of January 31, 2022 and 2021, respectively.
For further detail regarding our remaining performance obligations, please refer to Note 10. Deferred Revenue and Performance Obligations.
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
Short-term Investments
We typically invest in high quality, investment grade securities from diverse issuers. We classify our short-term investments as available-for-sale. In general, these investments are free of trading restrictions. We carry these investments at fair value, based on quoted market prices or other readily available market information. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive (loss) income, which is reflected as a separate component of stockholders’ equity in our consolidated balance sheets. Gains and losses are recognized when realized in our consolidated statements of comprehensive loss. When we have determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in income. Gains and losses are determined using the specific identification method.
We review our debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s amortized cost basis. If we believe that an other-than-temporary decline exists in one of these securities, we will write down these investments to fair value. The portion of the write-down related to credit loss would be recorded to interest and other (expense) income, net in our consolidated statements of comprehensive loss. Any portion not related to credit loss would be recorded to accumulated other comprehensive (loss) income, which is reflected as a separate component of stockholders' equity in our consolidated balance sheets.
We may sell our short-term investments at any time, without significant penalty, for use in current operations or for other purposes, even if they have not yet reached maturity. As a result, we have classified our investments, including any securities with maturities beyond 12 months, as current assets in the accompanying consolidated balance sheets.
Accounts Receivable
Our accounts receivable consists of client obligations due under normal trade terms, and are reported at the principal amount outstanding, net of the allowance for credit losses. We maintain an allowance for credit losses that is based upon historical loss patterns, the number of days that billings are past due, and an evaluation of the potential risk of loss related to certain accounts with high collection risk.
The allowance for credit losses consists of the following activity (in thousands):

	Fiscal Year Ended January 31,
	2022	2021
Allowance for credit losses, beginning balance	$4,522	$2,943
Additions:
Charged to revenue	2,919	3,686
Charged to deferred revenue	1,801	2,666
Deductions:
Write-offs to revenue	(3,423)	(2,865)
Write-offs to deferred revenue	(2,631)	(1,908)
Allowance for credit losses, ending balance	$3,188	$4,522
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
Goodwill, Acquired Intangible Assets, Internal-Use Software and Web Site Development Costs, and Impairment of Long-Lived Assets
Goodwill. Goodwill represents the excess purchase consideration of an acquired business over the fair value of the net tangible and identifiable intangible assets. Goodwill is evaluated for impairment annually on December 1, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate or a significant decrease in expected cash flows. An impairment loss is recognized to the extent that the carrying amount exceeds the reporting unit’s fair value, not to exceed the carrying amount of goodwill. We have the option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount and determine whether further action is needed. If, after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative impairment test is unnecessary. No impairment charges were recorded during fiscal 2022, 2021 or 2020.
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
Impairment of Long-Lived Assets. The carrying amounts of long-lived assets, including property and equipment, capitalized internal-use software, acquired intangible assets, deferred commissions, and ROU assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future undiscounted net cash flows the asset is expected to generate over its remaining life. If the asset is determined to be impaired, the amount of any impairment recognized is measured as the difference between the carrying value and the fair value of the impaired asset. If the useful life is shorter than originally estimated, we amortize the remaining carrying value over the new shorter useful life. During fiscal 2022, we recognized impairment charges totaling $12.8 million related to our ceased-use of excess office space under two operating leases. See Note 12. Leases for further details of these charges. There were no material impairments recognized for fiscal 2021 or 2020.
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
Although we believe that we have adequately reserved for our uncertain tax positions, it can provide no assurance that the final tax outcome of these matters will not be materially different. We evaluate our uncertain tax positions on a regular basis and evaluations are based on a number of factors, including changes in facts and circumstances, changes in tax law, correspondence with tax authorities during the course of an audit and effective settlement of audit issues.
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
We determine if a contract is a lease or contains a lease at the inception of the contract and reassess that conclusion if the contract is modified. All leases are assessed for classification as an operating lease or a finance lease. Operating lease right-of-use (ROU) assets are presented separately in our consolidated balance sheets. Operating lease liabilities are also presented separately as current and non-current liabilities in our consolidated balance sheets. We do not have any finance lease ROU assets or liabilities. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. We do not obtain and control our right to use the identified asset until the lease commencement date.
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
Recent Accounting Pronouncements—Adopted in Fiscal 2022
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

Note 3. Investments
The amortized costs, unrealized gains and losses and estimated fair values of our short-term investments were as follows (in thousands):

	January 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$18,082	$—	$(155)	$17,927
Corporate bonds	21,225	—	(49)	21,176
Commercial paper	55,234	—	—	55,234
Supranational bonds	3,503	—	—	3,503
Foreign government securities	4,064	—	(22)	4,042
Total short-term investments	$102,108	$—	$(226)	$101,882

	January 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$18,007	$28	$—	$18,035
Corporate bonds	25,888	8	(3)	25,893
Commercial paper	48,556	—	—	48,556
Total short-term investments	$92,451	$36	$(3)	$92,484
There were no material realized gains or losses from sales of marketable securities that were reclassified out of accumulated other comprehensive (loss) income into investment income during fiscal 2022 and 2021. We had no significant unrealized losses on our available-for-sale securities as of January 31, 2022 and January 31, 2021, and we do not expect material credit losses on our current investments in future periods. All securities had stated effective maturities of less than two years as of January 31, 2022.
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
The following tables summarize our fair value hierarchy for our financial assets measured at fair value on a recurring basis (in thousands):

	January 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$92,668	$—	$—	$92,668
Short-term investments:
U.S. government securities	$—	$17,927	$—	$17,927
Corporate bonds	—	21,176	—	21,176
Commercial paper	—	55,234	—	55,234
Supranational bonds	—	3,503	—	3,503
Foreign government securities	—	4,042	—	4,042
Total short-term investments	$—	$101,882	$—	$101,882

	January 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$85,664	$—	$—	$85,664
Short-term investments:
U.S. government securities	$—	$18,035	$—	$18,035
Corporate bonds	—	25,893	—	25,893
Commercial paper	—	48,556	—	48,556
Total short-term investments	$—	$92,484	$—	$92,484
The carrying amounts of certain financial instruments, including cash held in bank accounts, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their relatively short maturities. The carrying amount of debt approximates fair value due to its floating interest rate.
Our long- and indefinite-lived assets are measured at fair value on a non-recurring basis and are reduced if the assets are determined to be impaired. We recognized a $12.8 million impairment charge related to ROU assets, leasehold improvements, and furniture and fixtures associated with certain of our operating leases that we ceased use of during the fiscal year ended January 31, 2022. We estimated the fair value of these assets as of the cease use date using a market approach based on expected future cash flows from sublease income, which relied on certain assumptions made by management based on both internal and external data. These assumptions included estimates of the rental rate, discount rate, period of vacancy, incentives and annual rent increases, which were determined based on recent market comparable data and other data regarding general market conditions we reviewed in consultation with third-party commercial real estate experts. See Note 12. Leases for further details on the impairment charges we recorded. As a result of the subjective nature of unobservable inputs used, these assets are classified within Level 3 of the fair value hierarchy.

Note 5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	January 31,
	2022	2021
Prepaid software subscriptions	$6,854	$5,087
Prepaid insurance	3,220	2,317
Contract assets	1,289	1,381
Taxes	1,270	477
Prepaid hosting costs	767	1,847
Insurance recovery receivable	—	344
Other	2,203	4,121
Total	$15,603	$15,574

Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	January 31,
	2022	2021
Software	$25,495	$19,711
Leasehold improvements[1]	17,277	18,978
Computer equipment	14,746	12,824
Furniture and fixtures[1]	4,424	5,228
Servers	—	14,179
Vehicles	—	105
	61,942	71,025
Less: accumulated depreciation and amortization	(34,266)	(37,656)
Total	$27,676	$33,369
_________________________________
(1) The cost basis of leasehold improvements and furniture and fixtures was reduced to reflect impairments of $2.2 million and $0.8 million, respectively, recorded during the fiscal year ended January 31, 2022. For more information, refer to Note 12. Leases.

The following table summarizes the capitalized internal-use software costs included within the Software line item in the table above (in thousands):

	Fiscal Year Ended January 31,
	2022	2021	2020
Internal-use software costs capitalized during the period	$5,785	$4,235	$4,552

		January 31, 2022	January 31, 2021
Total capitalized internal-use software, net of accumulated amortization		$11,534	$8,704
The following table summarizes total depreciation and amortization expense related to property and equipment, including amortization of internal-use software, included in General and administrative and Cost of subscription revenue in the accompanying consolidated statements of comprehensive loss (in thousands):

	Fiscal Year Ended January 31,
	2022	2021	2020
Total depreciation and amortization expense	$11,430	$10,571	$9,528

Note 7. Intangible Assets and Goodwill
Intangible Assets
The following table summarizes the purchased intangible asset balances (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Balance, January 31, 2021	$12,893	$(8,965)	$3,928
Purchases of intangible assets	1,574	—	1,574
Amortization expense	—	(2,050)	(2,050)
Balance, January 31, 2022	$14,467	$(11,015)	$3,452
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
The following table summarizes amortization expense related to purchased intangible assets included in Cost of subscription revenue in the accompanying consolidated statements of comprehensive loss (in thousands):

	Fiscal year ended January 31,
	2022	2021	2020
Purchased intangible assets amortization expense	$2,050	$1,692	$1,776
The expected future amortization expense for intangible assets as of January 31, 2022 is as follows (in thousands):

Fiscal 2023	$1,489
Fiscal 2024	1,125
Fiscal 2025	681
Fiscal 2026	157
$3,452
Goodwill

There were no changes in the carrying amount of goodwill for the fiscal years ended January 31, 2022 and 2021. Zuora has one reporting unit. We performed an annual test for goodwill impairment as of December 1, 2021 and determined that goodwill was not impaired as a result of our qualitative assessment. In addition, there have been no significant events or circumstances affecting the valuation of goodwill subsequent to our annual assessment.
Note 8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	January 31,
	2022	2021
Accrued hosting and third-party licenses	$3,865	$3,073
Accrued outside services and consulting	3,712	2,380
Accrued taxes	2,422	4,377
Other accrued expenses	4,226	4,720
Total	$14,225	$14,550

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
Revolving Loan. The Debt Agreement allows us to borrow up to $30.0 million until October 2022 in revolving loans. Advances drawn down under the revolving loan incur interest at the WSJ Prime Rate minus 1.00% which is due monthly on any amounts drawn down, with the principal due at maturity. Any outstanding amounts must be fully repaid by October 2022. As of January 31, 2022, we had not drawn down any amounts under this revolving loan.
Term Loan. Under the Debt Agreement, we borrowed $15.0 million in term loans in June 2017 to partially finance the acquisition of Leeyo. Any outstanding amounts under the term loan accrue interest at the WSJ Prime rate minus 1.00%. The interest rate was 2.25% as of January 31, 2022. Payments were interest only through June 2019, after which date equal monthly payments of principal and interest over the following 36 months are due until the term loan is repaid. We may prepay all outstanding principal and accrued interest at any time without penalty. We will incur a fee of 1.5% of the original principal amount of the term loan, or $225,000, upon the earlier to occur of prepayment or the termination of the facility. As of January 31, 2022 and 2021, we had $1.5 million and $6.0 million outstanding under the term loan, respectively.
Both the revolving loan and the term loan are subject to a certain financial covenant to maintain an adjusted quick ratio of no less than 1.10:1.00. As of January 31, 2022, we were in compliance with this financial covenant. The Debt Agreement also imposes certain limitations with respect to lines of business, mergers, investments and acquisitions, additional indebtedness, distributions, guarantees, liens, and encumbrances, and requires an adjusted quick ratio of 1.25:1.00 in connection with certain corporate events such as permitted stock repurchases and acquisitions.
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
Note 10. Deferred Revenue and Performance Obligations
The following table summarizes revenue recognized during the period that was included in the deferred revenue balance at the beginning of each respective period (in thousands):

	Fiscal Year Ended January 31,
	2022	2021	2020
Revenue recognized from deferred revenue	$126,245	$107,091	$79,057
As of January 31, 2022, total remaining non-cancellable performance obligations under our subscription contracts with customers was approximately $413.2 million and we expect to recognize revenue on approximately 59% of these remaining performance obligations over the next 12 months. Remaining performance obligations under our professional services contracts as of January 31, 2022 were not material.
Note 11. Geographical Information
Disaggregation of Revenue
Revenue by country, based on the customer’s address at the time of sale, was as follows (in thousands):

	Fiscal Year Ended January 31,
	2022	2021	2020
United States	$218,502	$200,273	$190,208
Others	128,236	105,147	85,849
Total	$346,738	$305,420	$276,057
Percentage of revenue by country:
United States	63%	66%	69%
Other	37%	34%	31%
Other than the United States, no individual country exceeded 10% of total revenue for fiscal 2022, 2021 and 2020.
Long-lived assets
Long-lived assets, which consist of property and equipment, net, deferred commissions, purchased intangible assets, net and operating lease right-of-use assets by geographic location, are based on the location of the legal entity that owns the asset. As of January 31, 2022 and 2021, no individual country exceeded 10% of total long-lived assets other than the United States.
Note 12. Leases
We have non-cancelable operating leases for our offices located in the U.S. and abroad. As of January 31, 2022, these leases expire on various dates between 2022 and 2030. Certain lease agreements include one or more options to renew, with renewal terms that can extend the lease up to seven years. We have the right to exercise or forego the lease renewal options. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of our long-term operating leases and related operating lease cost were as follows (in thousands):

	January 31,
	2022	2021
Operating lease right-of-use assets	$32,643	$47,085

Operating lease liabilities, current portion	11,462	9,630
Operating lease liabilities, net of current portion	45,633	53,590
Total operating lease liabilities	$57,095	$63,220

	Fiscal Year Ended January 31,
	2022	2021	2020
Operating lease cost[1]	$12,681	$11,933	$11,737
_________________________________
(1) Includes costs related to our short-term operating leases as follows (in thousands):

	Fiscal Year Ended January 31,
	2022	2021	2020
Short-term operating lease cost	$402	$193	$706

The future maturities of long-term operating lease liabilities for each fiscal year were as follows (in thousands):

Maturities of Operating Lease Liabilities
2023	$13,836
2024	11,098
2025	6,386
2026	6,242
2027	6,429
Thereafter	23,468
Total lease payments	67,459
Less imputed interest	(10,364)
Present value of lease liabilities	$57,095
Other supplemental information related to our long-term operating leases includes the following (dollars in thousands):

	January 31,
	2022	2021
Weighted-average remaining operating lease term	7.0 years	7.8 years
Weighted-average operating lease discount rate	4.6%	4.7%

	Fiscal Year Ended January 31,
	2022	2021	2020
Supplemental Cash Flow Information
Cash paid (received) for amounts included in the measurement of lease liabilities:
Cash paid for operating leases	$13,701	$9,693	$9,544
Cash received on operating lease incentives	—	—	(10,033)
Operating cash flows resulting from operating leases	$13,701	$9,693	$(489)
New right-of-use assets obtained in exchange for lease liabilities:
Operating leases obtained	$5,040	$1,064	$63,106
During the fiscal year ended January 31, 2022, we ceased use of office space associated with two operating leases, with the intent to sublease both spaces. In accordance with ASC Topic 360, we evaluated the associated asset groups for impairment, which included the ROU assets, leasehold improvements, and furniture and fixtures for each office space, as the change in circumstances indicated that the carrying amount of the asset groups may not be recoverable. We compared the expected future undiscounted cash flows for each office space to the carrying amount of each respective asset group and determined that they were impaired.
We recognized the excess of the carrying value over the fair value of the asset groups, which totaled $12.8 million, as an impairment expense in the accompanying consolidated statements of comprehensive loss under General and administrative. The impairment charge was allocated to the assets in the asset groups resulting in reductions of $9.8 million, $2.2 million and $0.8 million in the ROU assets, leasehold improvements and furniture and fixtures, respectively.
Note 13. Commitments and Contingencies
Letters of Credit
In connection with the execution of certain facility leases, we had bank issued irrevocable letters of credit for $4.5 million, $4.7 million and $4.7 million as of January 31, 2022, 2021 and 2020, respectively. No draws have been made under such letters of credit.

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
In April and May 2020, two putative securities class action lawsuits were filed in the Superior Court of the State of California, County of San Mateo, naming as defendants Zuora and certain of its current and former officers, its directors and the underwriters of Zuora's initial public offering(IPO). The complaints purport to bring suit on behalf of stockholders who purchased or otherwise acquired Zuora's securities pursuant or traceable to the Registration Statement and Prospectus issued in connection with Zuora's IPO and allege claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The suits seek unspecified damages and other relief. In July 2020, the court entered an order consolidating the two lawsuits, and the lead plaintiffs filed a consolidated amended complaint asserting the same claims. In October 2020, the court denied defendants’ demurrer as to the Section 11 and Section 15 claims and granted the demurrer as to the Section 12(a)(2) claim with leave to file an amended complaint. In November 2020, the lead plaintiffs filed an amended consolidated complaint. Defendants' demurrer to the Section 12(a)(2) claim was sustained with leave to amend. On October 14, 2021, the court certified a class for the Section 11 and Section 15 claims, consisting of persons and entities who purchased or acquired Zuora common stock pursuant or traceable to the Registration Statement and Prospectus issued in connection with Zuora’s IPO. The lead plaintiffs voluntarily dismissed the Section 12(a)(2) claim without prejudice. Discovery in this case is ongoing.
Given the procedural posture and the nature of such litigation matters, we are unable to estimate the reasonably possible loss or range of loss, if any, that may result from these matters. We dispute the claims described above and intend to vigorously defend against them.
Derivative Litigation
In September 2019, two stockholder derivative lawsuits were filed in the U.S. District Court for the Northern District of California against certain of Zuora's directors and executive officers and naming Zuora as a nominal defendant. The derivative actions allege claims based on events similar to those in the securities class actions and assert causes of action against the individual defendants for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and for making false and misleading statements about Zuora's business, operations, and prospects in violation of Section 14(a) of the Exchange Act. Plaintiffs seek corporate reforms, unspecified damages and restitution, and fees and costs. In November 2019, the stockholder derivative lawsuits, which are related to the federal securities class action, were assigned to the same judge who is overseeing the federal securities class action lawsuit. In February 2020, the court entered an order consolidating the two derivative lawsuits. In August 2020, the court entered an order staying the consolidated action until the completion of fact discovery in the federal securities class action. In March 2022, plaintiffs filed a consolidated shareholder derivative complaint. Pursuant to the August 2020 order, the case remains stayed.
In May and June 2020, two stockholder derivative lawsuits were filed in the U.S. District Court for the District of Delaware against certain of Zuora's directors and current and former executive officers. The derivative actions allege claims based on events similar to those in the securities class actions and the derivative actions pending in the Northern District of California and assert causes of action against the individual defendants for breach of fiduciary duty, unjust enrichment, waste of corporate assets, contribution, and for making false and misleading statements about Zuora's business, operations, and prospects in violation of Section 14(a) of the Exchange Act. Plaintiff seeks corporate reforms, unspecified damages and restitution, and fees and costs. In June 2020, the court entered an order consolidating the two District of Delaware derivative lawsuits. In August 2020, the court entered an order staying the consolidated action until the completion of fact discovery in the federal securities class action.
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
Other Contractual Obligations
As of January 31, 2022, we had a contractual obligation to make $59.9 million in purchases of cloud computing services provided by one of our vendors by September 30, 2024.

Note 14. Income Taxes
Net loss before provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2022	2021	2020
Domestic	$(101,626)	$(77,140)	$(84,988)
Foreign	3,628	5,839	2,035
Loss before income taxes	$(97,998)	$(71,301)	$(82,953)
The components of our income tax provision are as follows (in thousands):

	Fiscal Year Ended January 31,
	2022	2021	2020
Current:
Federal	$—	$—	$—
State	163	46	72
International	799	1,480	481
	$962	$1,526	$553
Deferred:
Federal	$—	$—	$(29)
State	—	—	—
International	465	347	(83)
Income tax provision	$1,427	$1,873	$441
A reconciliation of the U.S. federal statutory tax rate to our provision for income tax is as follows (dollars in thousands):

	Fiscal Year Ended January 31,
	2022	2021	2020
	Amount	Amount	Amount
Federal income tax benefit at statutory rates	$(20,580)	$(14,973)	$(17,420)
State income taxes, net of effect of federal	(3,466)	(2,072)	(3,859)
Permanent differences	772	718	1,174
Federal and state R&D credits	(11,263)	(1,325)	(1,235)
Impact from international operations	502	600	(31)
Stock-based compensation	(3,427)	1,250	(2,710)
Other	(1,174)	2,435	(717)
Change in valuation allowance	40,063	15,240	25,239
Income tax provision	$1,427	$1,873	$441

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our deferred income tax assets and liabilities consisted of the following (in thousands):

	January 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$133,994	$108,390
Tax credit carryforwards	21,112	9,849
Allowances and other	14,220	12,727
Depreciation and amortization	2,771	1,417
Operating lease liability	13,894	15,627
Total deferred tax assets	$185,991	$148,010
Deferred tax liabilities:
Deferred commissions	$(10,949)	$(9,002)
Intangibles	(3,253)	(3,057)
Operating lease right-of-use asset	(8,001)	(11,718)
Total deferred tax liabilities	(22,203)	(23,777)
Valuation allowance	(166,212)	(126,149)
Net deferred tax liabilities	$(2,424)	$(1,916)
We have assessed, based on available evidence, both positive and negative, it is more likely than not that the deferred tax assets will not be utilized, such that a valuation allowance has been recorded. The valuation allowance increased by $40.1 million and $15.2 million, respectively, for fiscal 2022 and 2021.
As of January 31, 2022, we had U.S. federal and state net operating loss carryforwards of approximately $530.8 million and $345.1 million, respectively, available to offset future taxable income. As of January 31, 2021, we had U.S. federal and state net operating loss carryforwards of approximately $426.5 million and $286.2 million, respectively, available to offset future taxable income. If not utilized, these carryforward losses will expire in various amounts for federal and state tax purposes beginning in 2028. In addition, Zuora has approximately $292.7 million of federal net operating loss carryforwards that arose after the 2017 tax year, which are available to reduce future federal taxable income, if any, over an indefinite period. The utilization of those net operating loss carryforwards is limited to 80% of taxable income in any given year.
We have approximately $15.7 million and $14.5 million of federal and state research and development tax credits, respectively, available to offset future taxes as of January 31, 2022, and approximately $8.4 million and $10.5 million of federal and state research and development tax credits, respectively, available to offset future taxes as of January 31, 2021. If not utilized, the federal credits will begin to expire in 2031. California state research and development tax credits may be carried forward indefinitely.
Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the "ownership change" limitations provided by Section 382 and 383 of the Internal Revenue Code of 1986, as amended, and other similar state provisions. Any annual limitation may result in the expiration of net operation loss and tax credit carryforwards before utilization.
On March 27, 2020, the CARES Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. Changes in tax laws or rates are accounted for in the period of enactment. Under the CARES Act, we deferred payment of $3.6 million in employer FICA taxes related to the period from March 27, 2020 through December 31, 2020, of which $1.6 million was paid on December 31, 2021. The remaining $2.0 million is due on December 31, 2022. The income tax provisions of the CARES Act did not have a significant impact on our current taxes, deferred taxes, and uncertain tax positions.
The amount of accumulated foreign earnings of our foreign subsidiaries was immaterial as of January 31, 2022. If our foreign earnings were repatriated, additional tax expense might result. Any additional taxes associated with such repatriation would be immaterial.

We are required to inventory, evaluate, and measure all uncertain tax positions taken or to be taken on tax returns and to record liabilities for the amount of such positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities. As of January 31, 2022, our total gross unrecognized tax benefits were $10.2 million exclusive of interest and penalties described below. As of January 31, 2021, our total gross unrecognized tax benefits were $9.4 million exclusive of interest and penalties described below. Because of our valuation allowance position, $1.3 million of unrecognized tax benefits, if recognized, would reduce the effective tax rate in a future period. We do not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.
A reconciliation of the beginning and ending amounts of uncertain tax position is as follows (in thousands):

	Fiscal Year Ended January 31,
	2022	2021	2020
Gross amount of unrecognized tax benefits as of the beginning of the period	$9,385	$8,070	$6,588
Increase for tax positions related to prior years	1,135	—	—
Decrease for tax positions related to prior years	(2,895)	(5)	(18)
Increase for tax positions related to the current year	2,603	1,320	1,500
Gross amount of unrecognized tax benefits as of the end of the period	$10,228	$9,385	$8,070
We file tax returns in the U.S. federal and various state and foreign jurisdictions. All U.S. federal and state jurisdictions' tax years remain subject to examination by tax authorities due to the carryforward of unused net operating losses and research and development credits. In addition, tax years starting from 2007 are subject to examination.
During fiscal 2022 and 2021, we recognized interest and penalties of $0.1 million associated with unrecognized tax benefits in income tax expense.
Note 15. Stockholders' Equity
Preferred Stock
As of January 31, 2022, we had authorized 10 million shares of preferred stock, each with a par value of $0.0001 per share. As of January 31, 2022, no shares of preferred stock were issued and outstanding.
Common Stock
Prior to Zuora's IPO, all shares of common stock then outstanding were reclassified into Class B common stock. Shares offered and sold in the IPO consisted of newly authorized shares of Class A common stock. Holders of Class A and Class B common stock are entitled to one vote per share and ten votes per share, respectively, and the shares of Class A common stock and Class B common stock are identical, except for voting rights and the right to convert Class B shares to Class A shares.
As of January 31, 2022, Zuora had authorized 500 million shares of Class A common stock and 500 million shares of Class B common stock, each with a par value of $0.0001 per share. As of January 31, 2022, 119.0 million shares of Class A common stock and 9.0 million shares of Class B common stock were issued and outstanding.
Charitable Contributions
During fiscal 2022 and fiscal 2021, we donated 61,012 and 73,964 shares of our Class A common stock, respectively, to a charitable donor-advised fund and recognized $1.0 million in both fiscal years as a non-cash general and administrative expense in our consolidated statement of comprehensive loss.

Accumulated Other Comprehensive (Loss) Income
Components of accumulated other comprehensive (loss) income were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance, January 31, 2021	$791	$5	$796
Foreign currency translation adjustment	(673)	—	(673)
Unrealized loss on available-for-sale securities, net of tax	—	(231)	(231)
Balance, January 31, 2022	$118	$(226)	$(108)
There were no material reclassifications out of accumulated other comprehensive (loss) income during fiscal 2022. Additionally, there was no material tax impact on the amounts presented.
Note 16. Employee Stock Plans
Equity Incentive Plans
In March 2018, our Board of Directors adopted and our stockholders approved the 2018 Equity Incentive Plan (2018 Plan). The 2018 Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, restricted stock units (RSUs), performance awards, and stock bonuses. As of January 31, 2022, approximately 23.7 million shares of Class A common stock were reserved and available for issuance under the 2018 Plan. In addition, as of January 31, 2022, 4.7 million stock options and RSUs exercisable or settleable for Class B common stock were outstanding in the aggregate under our 2006 Stock Plan (2006 Plan) and 2015 Equity Incentive Plan (2015 Plan), which plans were terminated in May 2015 and April 2018, respectively. The 2006 Plan and 2015 Plan continue to govern outstanding equity awards granted thereunder.
Stock Options
The following table summarizes stock option activity and related information (in thousands, except weighted-average exercise price, weighted-average grant date fair value and average remaining contractual term):

	Shares Subject To Outstanding Stock Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of January 31, 2021	11,812	$8.54	6.6	$80,212
Granted	655	15.65
Exercised	(2,898)	6.38
Forfeited	(1,009)	13.59
Balance as of January 31, 2022	8,560	9.22	5.9	67,259
Exercisable as of January 31, 2022	5,736	6.11	4.8	60,362
Vested and expected to vest as of January 31, 2022	8,287	$9.06	5.8	$66,436

	Fiscal Year Ended January 31,
	2022	2021	2020
Weighted-average grant date fair value per share of options granted during each respective period	$6.54	$4.69	$6.92
Aggregate intrinsic value of options exercised during each respective period	$32,179	$22,677	$39,652

We used the Black-Scholes option-pricing model to estimate the fair value of our stock options granted during each respective period using the following assumptions:

Fiscal Year Ended January 31,
	2022	2021	2020
Fair value of common stock	$15.64 - $15.87	$9.99 - $14.75	$13.67 - $23.64
Expected volatility	42.3% - 42.7%	41.4% - 42.4%	35.0% - 39.0%
Expected term (in years)	6.0 - 6.1	6.0 - 6.1	5.6 - 6.5
Risk-free interest rate	1.0% - 1.1%	0.4% - 0.6%	1.4% - 2.5%
Expected dividend yield	—	—	—
RSUs
The following table summarizes RSU activity and related information (in thousands except weighted-average grant date fair value):

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2021	8,278	$13.54
Granted	10,029	16.51
Vested	(3,488)	14.62
Forfeited	(2,648)	14.51
Balance as of January 31, 2022	12,171	$15.46
2018 Employee Stock Purchase Plan
In March 2018, our Board of Directors adopted and our stockholders approved the 2018 Employee Stock Purchase Plan (ESPP). This plan is broadly available to our employees in most of the countries in which we operate. A total of 3.8 million shares of Class A common stock were reserved and available for issuance under the ESPP as of January 31, 2022. The ESPP provides for 24-month offering periods beginning June 15 and December 15 of each year, and each offering period contains four, six-month purchase periods. On each purchase date, ESPP participants will purchase shares of our Class A common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Class A common stock on the offering date or (2) the fair market value of the Class A common stock on the purchase date.
We estimated the fair value of ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

Fiscal Year Ended January 31,
	2022	2021	2020
Fair value of common stock	$16.07 - $19.82	$12.15 - $13.50	$14.18 - $14.73
Expected volatility	34.4% - 53.2%	43.6% - 69.1%	35.2% - 42.6%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	0.1% - 0.7%	0.1% - 0.2%	1.5% - 2.2%
Expected dividend yield	—	—	—

Stock-based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories in the accompanying consolidated statements of comprehensive loss (in thousands):

	January 31,
	2022	2021	2020
Cost of subscription revenue	$5,875	$4,849	$2,772
Cost of professional services revenue	10,274	9,952	7,265
Research and development	21,072	19,562	17,568
Sales and marketing	22,484	15,839	11,129
General and administrative	12,365	9,081	6,312
Total stock-based compensation expense	$72,070	$59,283	$45,046
During the three months ended July 31, 2020, in light of the COVID-19 pandemic and for retention purposes, we issued RSU grants for 0.7 million shares of Class A common stock to eligible non-executive employees. These RSU awards have fully vested and we recognized $7.6 million of stock-based compensation expense related to these awards during fiscal year 2021.
As of January 31, 2022, unrecognized compensation costs related to unvested equity awards and the weighted-average remaining period over which those costs are expected to be realized were as follows (dollars in thousands):

	Stock Options	RSUs	ESPP
Unrecognized compensation costs	$11,097	$149,202	$4,338
Weighted-average remaining recognition period	2.4 years	2.7 years	0.8 years
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
The following table presents the calculation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Fiscal Year Ended January 31,
	2022	2021	2020
Numerator:
Net loss	$(99,425)	$(73,174)	$(83,394)
Denominator:
Weighted-average common shares outstanding, basic and diluted	124,206	117,598	111,122
Net loss per share, basic and diluted	$(0.80)	$(0.62)	$(0.75)
Since we were in a loss position for all periods presented, basic net loss per share attributable to common stockholders is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of January 31,
	2022	2021	2020
Issued and outstanding stock options	8,560	11,812	13,701
Unvested RSUs and restricted stock issued and outstanding	12,171	8,278	5,029
Shares committed under ESPP	144	139	116
Total	20,875	20,229	18,846

Note 18. Subsequent Events
On March 24, 2022 (Initial Closing Date), we issued $250.0 million aggregate principal amount of convertible senior unsecured notes due in 2029 (2029 Notes) to certain entities affiliated with Silver Lake Alpine II, L.P. (Silver Lake). The notes bear interest at a rate of 3.95% per annum, payable quarterly in arrears in cash, with the option to pay interest in kind at a rate of 5.50%, payable quarterly in arrears. The initial conversion rate for the notes is 50 shares of our Class A common stock per $1,000 principal amount of the 2029 Notes, which is equivalent to an initial conversion price of $20.00 per share.
Under the terms of the agreement with Silver Lake, an additional $150.0 million aggregate principal amount of convertible senior unsecured notes is expected to close within 18 months of the Initial Closing Date.
We have also agreed to issue warrants (Warrants) to purchase up to 7,500,000 shares of Class A common stock, exercisable for a period of seven years, and of which (i) 2,500,000 shares shall be exercisable at $20.00 per share, (ii) 2,500,000 shares shall be exercisable at $22.00 per share and (iii) 2,500,000 shares shall be exercisable at $24.00 per share.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of January 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2022 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2022. The effectiveness of our internal control over financial reporting as of January 31, 2022 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in its report which is included in Part II, Item 8 of the Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting

We continue to monitor the design and operating effectiveness of our internal controls for any effect resulting from the COVID-19 pandemic in order to minimize any potential impacts. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended January 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to information contained in the Proxy Statement relating to our 2022 Annual Meeting of Stockholders.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to information contained in the Proxy Statement relating to our 2022 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to information contained in the Proxy Statement relating to our 2022 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to information contained in the Proxy Statement relating to our 2022 Annual Meeting of Stockholders.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to information contained in the Proxy Statement relating to our 2022 Annual Meeting of Stockholders.

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
3.Exhibits

Exhibit Number		Incorporated By Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant.	10-Q	001-38451	3.1	6/13/2018
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38451	3.1	5/5/2020
4.1	Form of Class A Common Stock Certificate of the Registrant.	S-1	333-223722	4.1	3/16/2018
4.2	Description of Registrant's Securities.					X
10.1*	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers.	S-1	333-223722	10.1	3/16/2018
10.2*	2006 Equity Incentive Plan and forms of award agreements.	S-1	333-223722	10.2	3/16/2018
10.3*	2015 Equity Incentive Plan and forms of award agreements.	S-1	333-223722	10.3	3/16/2018
10.4*	2018 Equity Incentive Plan and forms of award agreements.	S-1	333-223722	10.4	3/16/2018
10.5*	2018 Employee Stock Purchase Plan and form of subscription agreement.	S-1	333-223722	10.5	3/16/2018
10.6*	Offer Letter, dated March 6, 2018, between Tien Tzuo and the Registrant.	S-1	333-223722	10.6	3/16/2018
10.7*	Offer Letter, dated January 7, 2016, between Kenneth Goldman and the Registrant.	S-1	333-223722	10.9	3/16/2018
10.8*	Offer Letter, dated May 8, 2017, between Magdalena Yesil and the Registrant.	S-1	333-223722	10.10	3/16/2018
10.9*	Offer Letter, dated March 6, 2018, between Jennifer Pileggi and the Registrant.	10-K	001-38451	10.11	4/18/2019
10.10*	Offer Letter, dated September 17, 2019, between Robert J. Traube and the Registrant.	10-K	001-38451	10.12	3/31/2020
10.11*	Offer Letter dated May 25, 2020, between Todd McElhatton and the Registrant.	10-Q	001-38451	10.1	9/4/2020
10.12*	Offer Letter, dated December 17, 2020, between Sridhar Srinivasan and the Registrant.	10-K	001-38451	10.14	3/31/2021
10.13*	Transition Agreement by and between Jennifer Pileggi and the Registrant, dated November 16, 2021.					X
10.14*	Form of Change in Control and Severance Agreement.					X

10.15*	Cash Incentive Plan.	10-Q	001-38451	10.2	6/11/2019
10.16	Lease Agreement between 101 Redwood Shores LLC, As Landlord and Zuora, Inc., as Tenant dated March 19, 2019.	8-K	001-38451	10.1	3/21/2019
10.17	Loan and Security Agreement, dated June 14, 2017, by and among Silicon Valley Bank, the Registrant, Zuora Services, LLC, and Leeyo Software, Inc.	S-1	333-223722	10.13	3/16/2018
10.18	First Amendment to Loan and Security Agreement, dated October 11, 2018, by and among Silicon Valley Bank, the Registrant, Zuora Services, LLC, and Leeyo Software, Inc.	10-Q	001-38451	10.1	12/13/2018
10.19	Second Amendment to Loan and Security Agreement, dated January 19, 2021, by and among Silicon Valley Bank, the Registrant, Zuora Services, LLC, and Leeyo Software, Inc.	10-K	001-38451	10.21	3/31/2021
21.1	Subsidiaries of the Registrant.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act.					X
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).					X
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

ZUORA, INC.

Date: March 28, 2022	By:	/s/ Todd McElhatton
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Tien Tzuo Tien Tzuo	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 28, 2022

/s/ Todd McElhatton Todd McElhatton	Chief Financial Officer (Principal Accounting and Financial Officer)	March 28, 2022

/s/ Omar Abbosh Omar Abbosh	Director	March 28, 2022

/s/ Sarah Bond Sarah Bond	Director	March 28, 2022

/s/ Laura A. Clayton Laura A. Clayton	Director	March 28, 2022

/s/ Kenneth A. Goldman Kenneth A. Goldman	Director	March 28, 2022

/s/ Timothy Haley Timothy Haley	Director	March 28, 2022

/s/ Joseph Osnoss Joseph Osnoss	Director	March 28, 2022

/s/ Jason Pressman Jason Pressman	Director	March 28, 2022

/s/ Amy Guggenheim Shenkan Amy Guggenheim Shenkan	Director	March 28, 2022

/s/ Magdalena Yesil Magdalena Yesil	Director	March 28, 2022