Form 10-Q
period 2022-04-30
ZUORA INC
filed 2022-06-03
CIK 1423774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022
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

As of May 31, 2022, the number of shares of the Registrant’s Class A common stock outstanding was 121.2 million and the number of shares of the Registrant’s Class B common stock outstanding was 8.0 million.

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
•economic uncertainty and associated trends in macroeconomic conditions, including recession and inflation;
•currency exchange rate fluctuations;
•industry trends, projected growth, or trend analysis;
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
•trends and expectations in our operating and financial metrics, including customers with Annual Contract Value (ACV) equal to or greater than $100,000, dollar-based retention rate and annual recurring revenue growth;
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

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements
ZUORA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	April 30, 2022	January 31, 2022
Assets
Current assets:
Cash and cash equivalents	$350,626	$113,507
Short-term investments	101,926	101,882
Accounts receivable, net of allowance for credit losses of $3,421 and $3,188 as of April 30, 2022 and January 31, 2022, respectively	74,307	82,263
Deferred commissions, current portion	15,254	15,080
Prepaid expenses and other current assets	16,260	15,603
Total current assets	558,373	328,335
Property and equipment, net	28,629	27,676
Operating lease right-of-use assets	30,482	32,643
Purchased intangibles, net	2,898	3,452
Deferred commissions, net of current portion	26,856	26,727
Goodwill	17,632	17,632
Other assets	4,449	4,787
Total assets	$669,319	$441,252
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,155	$6,785
Accrued expenses and other current liabilities	24,195	14,225
Accrued employee liabilities	26,861	32,425
Debt, current portion	571	1,660
Deferred revenue, current portion	157,135	152,740
Operating lease liabilities, current portion	10,907	11,462
Total current liabilities	226,824	219,297
Debt, net of current portion	204,500	—
Deferred revenue, net of current portion	1,098	771
Operating lease liabilities, net of current portion	43,149	45,633
Deferred tax liabilities	3,243	3,243
Other long-term liabilities	1,649	1,701
Total liabilities	480,463	270,645
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A common stock	12	12
Class B common stock	1	1
Additional paid-in capital	776,323	734,149
Accumulated other comprehensive loss	(865)	(108)
Accumulated deficit	(586,615)	(563,447)
Total stockholders’ equity	188,856	170,607
Total liabilities and stockholders’ equity	$669,319	$441,252
See notes to unaudited condensed consolidated financial statements.

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2022	2021
Revenue:
Subscription	$78,500	$65,142
Professional services	14,699	15,187
Total revenue	93,199	80,329
Cost of revenue:
Subscription	18,725	15,643
Professional services	17,510	17,078
Total cost of revenue	36,235	32,721
Gross profit	56,964	47,608
Operating expenses:
Research and development	22,872	18,967
Sales and marketing	40,457	31,865
General and administrative	17,290	14,185
Total operating expenses	80,619	65,017
Loss from operations	(23,655)	(17,409)
Interest and other income, net	795	121
Loss before income taxes	(22,860)	(17,288)
Income tax provision	308	373
Net loss	(23,168)	(17,661)
Comprehensive loss:
Foreign currency translation adjustment	(359)	(85)
Unrealized loss on available-for-sale securities	(398)	(34)
Comprehensive loss	$(23,925)	$(17,780)
Net loss per share, basic and diluted	$(0.18)	$(0.15)
Weighted-average shares outstanding used in calculating net loss per share, basic and diluted	128,457	121,354
See notes to unaudited condensed consolidated financial statements.

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended April 30, 2022
						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, January 31, 2022	119,008	$12	9,048	$1	$734,149	$(108)	$(563,447)	$170,607
Conversion of Class B common stock to Class A common stock	1,120	—	(1,120)	—	—	—	—	—
Issuance of common stock upon exercise of stock options	49	—	86	—	907	—	—	907
RSU releases	956	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	22,825	—	—	22,825
Issuance of warrants	—	—	—	—	18,442	—	—	18,442
Other comprehensive loss	—	—	—	—	—	(757)	—	(757)
Net loss	—	—	—	—	—	—	(23,168)	(23,168)
Balance, April 30, 2022	121,133	$12	8,014	$1	$776,323	$(865)	$(586,615)	$188,856

	Three Months Ended April 30, 2021
						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 31, 2021	109,900	$11	11,004	$1	$635,127	$796	$(464,022)	$171,913
Conversion of Class B common stock to Class A common stock	680	—	(680)	—	—	—	—	—
Issuance of common stock upon exercise of stock options	39	—	611	—	3,567	—	—	3,567
Lapse of restrictions on common stock related to early exercise of stock options	—	—	—	—	10	—	—	10
RSU releases	630	—	20	—	—	—	—	—
Stock-based compensation	—	—	—	—	13,797	—	—	13,797
Other comprehensive loss	—	—	—	—	—	(119)	—	(119)
Net loss	—	—	—	—	—	—	(17,661)	(17,661)
Balance, April 30, 2021	111,249	$11	10,955	$1	$652,501	$677	$(481,683)	$171,507
See notes to unaudited condensed consolidated financial statements.

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(23,168)	$(17,661)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	4,202	4,147
Stock-based compensation	22,825	13,797
Provision for credit losses	499	1,153
Amortization of deferred commissions	4,563	3,874
Reduction in carrying amount of right-of-use assets	2,161	2,342
Change in fair value of warrant liability	(4,373)	—
Other	216	156
Changes in operating assets and liabilities:
Accounts receivable	7,457	18,223
Prepaid expenses and other assets	(206)	(1,169)
Deferred commissions	(4,984)	(4,200)
Accounts payable	101	(1,342)
Accrued expenses and other liabilities	2,205	(1,522)
Accrued employee liabilities	(5,564)	(3,056)
Deferred revenue	4,722	(1,109)
Operating lease liabilities	(3,673)	(3,382)
Net cash provided by operating activities	6,983	10,251
Cash flows from investing activities:
Purchases of property and equipment	(3,263)	(1,965)
Insurance proceeds for damaged property and equipment	—	344
Purchases of short-term investments	(30,887)	(26,687)
Maturities of short-term investments	30,263	22,692
Net cash used in investing activities	(3,887)	(5,616)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	234,586	—
Proceeds from issuance of common stock upon exercise of stock options	907	3,567
Principal payments on debt	(1,111)	(1,111)
Net cash provided by financing activities	234,382	2,456
Effect of exchange rates on cash and cash equivalents	(359)	(85)
Net increase in cash and cash equivalents	237,119	7,006
Cash and cash equivalents, beginning of period	113,507	94,110
Cash and cash equivalents, end of period	$350,626	$101,116
Supplemental disclosure of non-cash investing and financing activities:
Lapse in restrictions on early exercised common stock options	$—	$10
Property and equipment purchases accrued or in accounts payable	$133	$20
Issuance costs for convertible senior notes accrued or in accounts payable	$685	$—
See notes to unaudited condensed consolidated financial statements.

ZUORA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Overview and Basis of Presentation
Description of Business
Zuora, Inc. was incorporated in the state of Delaware in 2006 and began operations in 2007. Zuora’s fiscal year ends on January 31. Zuora is headquartered in Redwood City, California.
Zuora provides a cloud-based subscription management platform, built to help companies monetize new services and operate dynamic, recurring revenue business models. Our solution enables companies across multiple industries and geographies to launch, manage and scale a subscription business, automating the entire quote-to-cash and revenue recognition process, including quoting, billing, collections and revenue recognition. With Zuora’s solution, businesses can change pricing and packaging for products and services to grow and scale, efficiently comply with revenue recognition standards, analyze customer data to optimize their subscription offerings, and build meaningful relationships with their subscribers.
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
The unaudited condensed consolidated balance sheet as of January 31, 2022 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheets, statements of comprehensive loss, statements of cash flows and statements of stockholders' equity for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending January 31, 2023 or any future period.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, filed with the SEC on March 28, 2022 (Annual Report).
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
Our most significant estimates and assumptions are related to revenue recognition with respect to the determination of the relative standalone selling prices for our services; the expected period of benefit over which deferred commissions are amortized; valuation of stock-based awards and warrants; estimates of allowance for credit losses; estimates of the fair value of goodwill and long-lived assets when evaluating for impairments; useful lives of intangibles and other long-lived assets; and the valuation of deferred income tax assets and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ materially from these estimates under different assumptions or conditions.

Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Our significant accounting policies are discussed in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements in our Annual Report for the fiscal year ended January 31, 2022. There have been no significant changes to these policies during the three months ended April 30, 2022, except for updates resulting from our issuance to Silver Lake of the Initial Notes and Warrants (as defined in Note 9. Debt below) in March 2022, as discussed below. Additional information regarding our issuance of these convertible notes and warrants is included in Note 9. Debt and Note 17. Warrants to Purchase Shares of Common Stock respectively.
Derivative Financial Instruments
The accounting treatment of derivative financial instruments requires that we record certain embedded features and warrants as assets or liabilities at their fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date with any change in fair value recorded as income or expense. In connection with our issuance of of the Initial Notes to Silver Lake during the three months ended April 30, 2022, we adopted a sequencing policy in accordance with ASC 815-40 whereby financial instruments issued will be ordered by conversion or exercise price.
Deferred Debt Issuance Costs
Costs directly associated with obtaining debt financing are deferred and amortized using the effective interest rate method over the expected term of the related debt agreement. We determine the expected term of debt agreements by assessing the contractual term of the debt as well as any non-contingent put rights provided to the lenders. Unamortized amounts related to long-term debt are reflected on the unaudited condensed consolidated balance sheets as a direct deduction from the carrying amounts of the related long-term debt liability. Amortization expense of deferred loan costs was approximately $0.8 million for the three months ended April 30, 2022, and is included in Interest and other income, net on the accompanying unaudited condensed consolidated statements of comprehensive loss.
Earnings per Share
Basic earnings per share (EPS) is calculated by dividing the net income or loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income or loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period and the weighted average number of dilutive common stock equivalents outstanding for the period determined using the if-converted (convertible debt instruments) or treasury-stock method (warrants and share-based payment arrangements). For purposes of this calculation, common stock issuable upon conversion of debt, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by removing certain separation models previously required under U.S. GAAP, including the beneficial conversion feature and cash conversion models. This ASU also simplifies the diluted earnings per share calculation in certain areas. The standard was effective for us beginning February 1, 2022 and we utilized the modified retrospective transition method of adoption. The adoption of this standard had no impact on our retained earnings or other components of equity as of the February 1, 2022 adoption date and had no impact to our earnings per share during the period of adoption.

Note 3. Investments
The amortized costs, unrealized gains and losses and estimated fair values of our short-term investments were as follows (in thousands):

	April 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$24,091	$—	$(383)	$23,708
Corporate bonds	28,232	—	(182)	28,050
Commercial paper	46,173	—	—	46,173
Foreign government securities	4,054	—	(59)	3,995
Total short-term investments	$102,550	$—	$(624)	$101,926

	January 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$18,082	$—	$(155)	$17,927
Corporate bonds	21,225	—	(49)	21,176
Commercial paper	55,234	—	—	55,234
Supranational bonds	3,503	—	—	3,503
Foreign government securities	4,064	—	(22)	4,042
Total short-term investments	$102,108	$—	$(226)	$101,882
There were no material realized gains or losses from sales of marketable securities that were reclassified out of accumulated other comprehensive loss into investment income during the three months ended April 30, 2022 and 2021. We had no significant unrealized losses on our available-for-sale securities as of April 30, 2022 and January 31, 2022, and we do not expect material credit losses on our current investments in future periods. All securities had stated effective maturities of less than two years as of April 30, 2022.
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

The following tables summarize our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	April 30, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$332,916	$—	$—	$332,916
Short-term investments:
U.S. government securities	$—	$23,708	$—	$23,708
Corporate bonds	—	28,050	—	28,050
Commercial paper	—	46,173	—	46,173
Foreign government securities	—	3,995	—	3,995
Total short-term investments	$—	$101,926	$—	$101,926
Liabilities:
Warrant liability	$—	$—	$7,670	$7,670

	January 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$92,668	$—	$—	$92,668
Short-term investments:
U.S. government securities	$—	$17,927	$—	$17,927
Corporate bonds	—	21,176	—	21,176
Commercial paper	—	55,234	—	55,234
Supranational bonds	—	3,503	—	3,503
Foreign government securities	—	4,042	—	4,042
Total short-term investments	$—	$101,882	$—	$101,882
Changes in our Level 3 fair value measurements were as follows (in thousands):

Balance, January 31, 2022	$—
Issuances	12,043
Settlements	—
Gain on change in fair value	(4,373)
Balance, April 30, 2022	$7,670
The carrying amounts of certain financial instruments, including cash held in bank accounts, accounts receivable, accounts payable, and accrued expenses, approximate fair value due to their relatively short maturities. The carrying amount of debt outstanding under the Debt Agreement approximates fair value as of April 30, 2022 due to its floating interest rate. The carrying amount of debt outstanding under the Initial Notes approximates fair value as of April 30, 2022. Additional information regarding the Initial Notes and Warrant liability is included in Note 9. Debt and Note 17. Warrants to Purchase Shares of Common Stock, respectively.

Note 5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	April 30, 2022	January 31, 2022
Prepaid software subscriptions	$7,000	$6,854
Prepaid insurance	1,979	3,220
Taxes	1,490	1,270
Contract assets	1,170	1,289
Prepaid hosting costs	1,016	767
Other	3,605	2,203
Total	$16,260	$15,603
Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	April 30, 2022	January 31, 2022
Software	28,125	25,495
Leasehold improvements	17,140	17,277
Computer equipment	15,173	14,746
Furniture and fixtures	4,369	4,424
	64,807	61,942
Less accumulated depreciation and amortization	(36,178)	(34,266)
Total	$28,629	$27,676
The following table summarizes the capitalized internal-use software costs included within the Software line item in the table above (in thousands):

	Three Months Ended April 30,
	2022	2021
Internal-use software costs capitalized during the period	$1,902	$924

	April 30, 2022	January 31, 2022
Total capitalized internal-use software, net of accumulated amortization	$12,541	$11,534
The following table summarizes total depreciation and amortization expense related to property and equipment, including amortization of internal-use software, included in General and administrative and Cost of subscription revenue in the accompanying unaudited condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended April 30,
	2022	2021
Total depreciation and amortization expense	$2,181	$2,844

Note 7. Purchased Intangible Assets
The following table summarizes the purchased intangible asset balances and activity (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Balance, January 31, 2022	$14,467	$(11,015)	$3,452
Amortization expense	—	(554)	(554)
Balance, April 30, 2022	$14,467	$(11,569)	$2,898
The following table summarizes amortization expense related to purchased intangible assets included in Cost of subscription revenue in the accompanying unaudited condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended April 30,
	2022	2021
Purchased intangible assets amortization expense	$554	$423
Note 8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	April 30, 2022	January 31, 2022
Warrant liability	$7,670	$—
Accrued outside services and consulting	5,081	3,712
Accrued hosting and third-party licenses	3,848	3,865
Accrued taxes	2,215	2,422
Accrued interest	1,015	—
Other accrued expenses	4,366	4,226
Total	$24,195	$14,225
Note 9. Debt
2029 Notes
On March 24, 2022 (Initial Closing Date), we issued convertible senior notes (Initial Notes) in the aggregate principal amount of $250.0 million pursuant to an investment agreement (Investment Agreement) and indenture agreement (Indenture) to certain entities affiliated with Silver Lake Alpine II, L.P. (Silver Lake). Pursuant to the Investment Agreement, additional convertible senior notes in the aggregate principal amount of $150.0 million (Additional Notes), (together with the Initial Notes, the “2029 Notes”) shall be issued to Silver Lake 18 months after the Initial Closing Date, with an earlier issuance upon our completion of a Material Acquisition that meets the conditions described in Section 2.02(a) of the Investment Agreement. In addition, in the event that a Change in Control (as defined in the Indenture) occurs prior to the Additional Notes being issued, the noteholder would have the right to receive, at the noteholder's election, the Additional Notes, a cash payment, or common stock, as described in Section 2.02(b) of the Investment Agreement. The Initial Notes and the Additional Notes, once issued, represent senior unsecured obligations of Zuora.
As a condition of the Investment Agreement, we also issued warrants to Silver Lake to acquire up to 7.5 million shares of Class A common stock (Warrants), of which (i) up to 2.5 million Warrants are exercisable at $20.00 per share, (ii) up to 2.5 million Warrants are exercisable at $22.00 per share and (iii) up to 2.5 million Warrants are exercisable at $24.00 per share. The Warrants are exercisable for a period of seven years from the Initial Closing Date,

The purchase price of the 2029 Notes is 98% of the par value. The 2029 Notes bear interest at a rate of 3.95% per annum, payable quarterly in cash, provided that we have the option to pay interest in kind at 5.50% per annum. If elected, any such paid in kind interest will be added to the principal balance at each quarterly interest payment date. The 2029 Notes will mature on March 31, 2029, subject to earlier conversion or redemption. The Initial Notes are convertible at Silver Lake’s option into shares of our Class A common stock at an initial conversion rate of 50.0 shares per $1,000 principal amount ($20.00 per share, representing 12.5 million shares of Class A common stock), subject to customary anti-dilution adjustments. Any 2029 Notes that are converted in connection with a Make-Whole Fundamental Change (as defined in the Indenture) are subject to an increase in the conversion price under certain circumstances.
With certain exceptions, upon a Fundamental Change, the holders of the 2029 Notes may require that we repurchase all or part of the principal amount of the 2029 Notes at a purchase price equal to the principal amount and accrued but unpaid interest outstanding, plus the total sum of all remaining scheduled interest payments through the remainder of the term of the 2029 Notes, at the 5.50% paid in kind interest rate. At any time on or after the fifth anniversary of the Initial Closing Date, the holders of the 2029 Notes may require that we repurchase all or part of the principal amount of the Notes at a purchase price equal to the principal amount plus accrued interest through the date of repurchase. Upon certain events of default, the 2029 Notes may be declared due and payable (or will automatically become so under certain events of default), at a purchase price equal to the principal amount plus accrued interest through the date of repurchase. We have no right to redeem the 2029 Notes prior to maturity.
Pursuant to the Investment Agreement, without our prior written consent, Silver Lake is restricted from converting any 2029 Note, exercising any Warrant or transferring any 2029 Note or Warrant to parties other than affiliates or members of Silver Lake (with certain limited exceptions) for 18 months following the Initial Closing Date, or if sooner, upon the consummation of any Change in Control (as defined in the Investment Agreement) or entry into a definitive agreement for a transaction that, if consummated, would result in a Change in Control.
We determined that the Initial Notes arrangement consisted of three freestanding instruments: the Initial Notes, the Warrants and the loan commitment related to the Additional Notes. In addition, we evaluated the embedded features in the Initial Notes and identified certain embedded features which were not clearly and closely related to the Initial Notes and met the definition of a derivative, and therefore required bifurcation from the host contract. We determined that the fair value of these bifurcated derivatives was de minimis as of the Initial Closing Date and as of April 30, 2022.
As further discussed in Note 17. Warrants to Purchase Shares of Common Stock, a portion of the Warrants issued were determined to require liability classification with the remaining Warrants eligible to be classified in stockholders’ equity. As such, we allocated the proceeds obtained from the Initial Notes first to the liability-classified Warrants and then, on a relative fair value basis, between the equity-classified Warrants and the Initial Notes.
We incurred approximately $8.1 million of debt issuance costs associated with the 2029 Notes and Warrants. Of this amount, we allocated $7.1 million as a component of the discount on the 2029 Notes, $0.7 million against the proceeds allocated to the equity-classified Warrants and $0.3 million was allocated to the liability-classified Warrants and recorded to General and administrative expense in the accompanying unaudited condensed consolidated statements of comprehensive loss. The 2029 Notes debt discount is being amortized using the effective interest rate method over the five year expected life of the 2029 Notes (representing the period from the contract date to the earliest noncontingent put date of May 24, 2027) and reflects an effective interest rate of 8.5% at issuance.
The carrying value of the Initial Notes was classified as long-term and consisted of the following (in thousands):

April 30, 2022
Initial Notes principal	$250,000
Unamortized discount	(45,500)
Carrying value	$204,500
During the three months ended April 30, 2022, we recognized a total of $1.8 million of interest expense related to the Initial Notes in Interest and other income, net in the accompanying unaudited condensed consolidated statements of comprehensive loss, of which $1.0 million represents cash interest payments accrued and $0.8 million represents amortization of the debt discount.
Debt Agreement
We have an agreement with Silicon Valley Bank that includes a revolving and term loan facility, which is secured by a lien on substantially all of our non-IP assets (Debt Agreement). Under the revolving loan facility, we may borrow up to $30.0 million until October 2022. As of April 30, 2022, we had not drawn down any amounts under this revolving loan. Under the term loan facility, we borrowed $15.0 million in June 2017 to partially finance the acquisition of Leeyo. Payments were interest only through June 2019, after which date payments of principal and interest are due in 36 equal monthly installments beginning in June 2019 until the maturity date in June 2022. A remaining balance of $0.4 million was outstanding as of April 30, 2022. The interest rate under both the revolving and term loan facility is equal to the prime rate published by the Wall Street Journal minus 1.00%.
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
Note 10. Deferred Revenue and Performance Obligations
The following table summarizes revenue recognized during the period that was included in the deferred revenue balance at the beginning of each respective period (in thousands):

	Three Months Ended April 30,
	2022	2021
Revenue recognized from deferred revenue	$73,567	$62,919
As of April 30, 2022, total remaining non-cancellable performance obligations under our subscription contracts with customers was approximately $425.4 million and we expect to recognize revenue on approximately 58% of these remaining performance obligations over the next 12 months. Remaining performance obligations under our professional services contracts as of April 30, 2022 were not material.
Note 11. Geographical Information
Disaggregation of Revenue
Revenue by country, based on the customer’s address at the time of sale, was as follows (in thousands):

	Three Months Ended April 30,
	2022	2021
United States	$59,419	$49,707
Others	33,780	30,622
Total	$93,199	$80,329
Percentage of revenue by geographic area:
United States	64%	62%
Other	36%	38%
Other than the United States, no individual country exceeded 10% of total revenue for the three months ended April 30, 2022 and 2021.
Long-lived assets
Long-lived assets, which consist of property and equipment, net, deferred commissions, purchased intangible assets, net and operating lease right-of-use assets by geographic location, are based on the location of the legal entity that owns the asset. As of April 30, 2022 and 2021, no individual country exceeded 10% of total long-lived assets other than the United States.

Note 12. Leases
We have non-cancelable operating leases for our offices located in the U.S. and abroad. As of April 30, 2022, these leases expire on various dates between 2023 and 2030. Certain lease agreements include one or more options to renew, with renewal terms that can extend the lease up to seven years. We have the right to exercise or forego the lease renewal options. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The components of our long-term operating leases and related operating lease cost were as follows (in thousands):

	April 30, 2022	January 31, 2022
Operating lease right-of-use assets	$30,482	$32,643

Operating lease liabilities, current portion	$10,907	$11,462
Operating lease liabilities, net of current portion	43,149	45,633
Total operating lease liabilities	$54,056	$57,095

	Three Months Ended April 30,
	2022	2021
Operating lease cost[1]	$2,634	$3,216
(1) Includes costs related to our short-term operating leases as follows (in thousands):

	Three Months Ended April 30,
	2022	2021
Short-term operating lease costs	$90	$102
The future maturities of long-term operating lease liabilities for each fiscal year were as follows (in thousands):

Maturities of Operating Lease Liabilities
2023 (remainder of the year)	$10,230
2024	11,025
2025	6,386
2026	6,242
2027	6,429
Thereafter	23,468
Total lease payments	63,780
Less imputed interest	(9,724)
Present value of lease liabilities	$54,056

Other supplemental information related to our long-term operating leases includes the following (dollars in thousands):

	April 30, 2022	January 31, 2022
Weighted-average remaining operating lease term	6.9 years	7.0 years
Weighted-average operating lease discount rate	4.6%	4.6%

	Three Months Ended April 30,
	2022	2021
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases	$3,414	$3,409
New right-of-use assets obtained in exchange for lease liabilities:
Operating leases obtained	$—	$3,923
Note 13. Commitments and Contingencies
Letters of Credit
In connection with the execution of certain facility leases, we had bank issued irrevocable letters of credit for $4.5 million as of April 30, 2022 and January 31, 2022. No draws have been made under such letters of credit.
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
In May and June 2020, two stockholder derivative lawsuits were filed in the U.S. District Court for the District of Delaware against certain of Zuora’s directors and current and former executive officers. The derivative actions allege claims based on events similar to those in the securities class actions and the derivative actions pending in the Northern District of California and assert causes of action against the individual defendants for breach of fiduciary duty, unjust enrichment, waste of corporate assets, contribution, and for making false and misleading statements about Zuora’s business, operations, and prospects in violation of Section 14(a) of the Exchange Act. Plaintiff seeks corporate reforms, unspecified damages and restitution, and fees and costs. In June 2020, the court entered an order consolidating the two District of Delaware derivative lawsuits. In August 2020, the court entered an order staying the consolidated action until the completion of fact discovery in the federal securities class action.
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
In May 2022, a stockholder derivative lawsuit was filed in the U.S. District Court for the Northern District of California against certain of Zuora’s directors and executive officers and naming Zuora as a nominal defendant. The derivative action alleges claims based on events similar to those in the securities class actions and asserts causes of action against the individual defendants for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and contribution. Plaintiff seeks corporate reforms, unspecified damages and restitution, and fees and costs.
Given the procedural posture and the nature of such litigation matters, we are unable to estimate the reasonably possible loss or range of loss, if any, that may result from these matters.
Other Contractual Obligations
As of April 30, 2022, we had a contractual obligation to make $52.1 million in purchases of cloud computing services provided by one of our vendors by September 30, 2024.

Note 14. Income Taxes
The following table reflects our income tax provision, pretax loss and effective tax rate for the periods presented (in thousands, except percentages):

	Three Months Ended April 30,
	2022	2021
Loss before income taxes	$(22,860)	$(17,288)
Income tax provision	308	373
Effective tax rate	(1.3)%	(2.2)%
The effective tax rates differ from the statutory rates primarily as a result of providing no benefit on pretax losses incurred in the United States, as we have determined that the benefit of the losses is not more likely than not to be realized.
Note 15. Stockholders’ Equity
Preferred Stock
As of April 30, 2022, Zuora had authorized 10 million shares of preferred stock, each with a par value of $0.0001 per share. As of April 30, 2022, no shares of preferred stock were issued and outstanding.
Common Stock
Prior to Zuora's IPO, which was effective in April 2018, all shares of common stock then outstanding were reclassified into Class B common stock. Shares offered and sold in the IPO consisted of newly authorized shares of Class A common stock. Holders of Class A and Class B common stock are entitled to one vote per share and ten votes per share, respectively, and the shares of Class A common stock and Class B common stock are identical, except for voting rights and the right to convert Class B common stock to Class A common stock.
As of April 30, 2022, Zuora had authorized 500 million shares of Class A common stock and 500 million shares of Class B common stock, each with a par value of $0.0001 per share. As of April 30, 2022, 121.1 million shares of Class A common stock and 8.0 million shares of Class B common stock were issued and outstanding.
Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive loss were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Loss on Available-for-Sale Securities	Total
Balance, January 31, 2022	$118	$(226)	$(108)
Foreign currency translation adjustment	(359)	—	(359)
Unrealized loss on available-for-sale securities	—	(398)	(398)
Balance, April 30, 2022	$(241)	$(624)	$(865)
There were no material reclassifications out of accumulated other comprehensive loss during the three months ended April 30, 2022. Additionally, there was no material tax impact on the amounts presented.

Note 16. Employee Stock Plans
Equity Incentive Plans
In March 2018, our Board of Directors adopted and our stockholders approved the 2018 Equity Incentive Plan (2018 Plan). The 2018 Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, restricted stock units (RSUs), performance awards, and stock bonuses. As of April 30, 2022, approximately 30.1 million shares of Class A common stock were reserved and available for issuance under the 2018 Plan. In addition, as of April 30, 2022, 4.6 million stock options and RSUs exercisable or settleable for Class B common stock were outstanding in the aggregate under our 2006 Stock Plan (2006 Plan) and 2015 Equity Incentive Plan (2015 Plan), which plans were terminated in May 2015 and April 2018, respectively. The 2006 Plan and 2015 Plan continue to govern outstanding equity awards granted thereunder.
Stock Options
The following tables summarize stock option activity and related information (in thousands, except weighted-average exercise price, weighted-average grant date fair value and average remaining contractual term):

	Shares Subject To Outstanding Stock Options	Weighted-Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, January 31, 2022	8,560	$9.22	5.9	67,259
Granted	—	—
Exercised	(135)	6.79
Forfeited	(64)	13.84
Balance, April 30, 2022	8,361	9.22	5.6	36,324
Exercisable as of April 30, 2022	5,108	5.20	4.3	35,576
Vested and expected to vest as of April 30, 2022	8,140	9.10	5.6	36,242

	Three Months Ended April 30,
	2022[1]	2021
Weighted-average grant date fair value per share of options granted during each respective period	—	$6.53
Aggregate intrinsic value of options exercised during each respective period	$1,089	$6,591

We used the Black-Scholes option-pricing model to estimate the fair value of our stock options granted during each respective period using the following assumptions:

	Three Months Ended April 30,
	2022[1]	2021
Fair value of common stock	—	$15.66
Expected volatility	—	42.3%
Expected term (years)	—	6.1
Risk-free interest rate	—	1.0%
Expected dividend yield	—	—
______________
(1) No stock options were granted during the period.
RSUs
The following table summarizes RSU activity and related information (in thousands, except weighted-average grant date fair value):

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance, January 31, 2022	12,171	$15.46
Granted	1,516	15.22
Vested	(956)	15.08
Forfeited	(551)	14.74
Balance, April 30, 2022	12,180	15.49
Performance Stock Units (PSUs)
In March 2022, we granted PSUs to certain executives under our 2018 Plan. Each grant is divided into three tranches, each tranche having pre-established performance targets that if met, as determined quarterly by our Compensation Committee, would result in the shares attributable to such tranche being earned, subject to a service-based vesting condition. The shares attributable to unearned tranches will be forfeited on January 31, 2025, if the applicable performance criteria for such tranches are not met. Stock-based compensation expense is recognized if it is probable the performance targets (for each respective tranche) will be met during the performance period.
The following table summarizes PSU activity and related information (in thousands, except weighted-average grant date fair value):

	Number of PSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance, January 31, 2022	—	$—
Granted	2,905	15.21
Vested	—	—
Forfeited	—	—
Balance, April 30, 2022	2,905	15.21
2018 Employee Stock Purchase Plan
In March 2018, our Board of Directors adopted and our stockholders approved the 2018 Employee Stock Purchase Plan (ESPP). This plan is broadly available to our employees in the United States and certain other countries in which we operate. A total of 5.3 million shares of Class A common stock were reserved and available for issuance under the ESPP as of April 30, 2022. The ESPP provides for 24-month offering periods beginning June 15 and December 15 of each year, and each offering period contains four six-month purchase periods. On each purchase date, ESPP participants will purchase shares of our Class A common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Class A common stock on the offering date or (2) the fair market value of the Class A common stock on the purchase date.
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories in the accompanying unaudited condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended April 30,
	2022	2021
Cost of subscription revenue	$1,799	$1,043
Cost of professional services revenue	3,017	2,001
Research and development	5,966	4,529
Sales and marketing	7,456	4,080
General and administrative	4,587	2,144
Total stock-based compensation expense	$22,825	$13,797
As of April 30, 2022, unrecognized compensation costs related to unvested equity awards and the weighted-average remaining period over which those costs are expected to be recognized were as follows (dollars in thousands):

	Stock Options	RSUs	PSUs	ESPP
Unrecognized compensation costs	$9,512	$147,493	$32,920	$2,994
Weighted-average remaining recognition period	2.2 years	2.5 years	2.4 years	0.7 years

Note 17. Warrants to Purchase Shares of Common Stock
In connection with the issuance of the 2029 Notes (discussed Note 9. Debt), we issued to Silver Lake the Warrants to acquire up to 7.5 million shares of Class A common stock, exercisable for a period of approximately seven years from the Initial Closing Date, and of which (i) warrants to purchase up to 2.5 million shares of Class A common stock are exercisable at $20.00 per share, (ii) warrants to purchase up to 2.5 million shares of Class A common stock are exercisable at $22.00 per share and (iii) warrants to purchase up to 2.5 million shares of Class A common stock are exercisable at $24.00 per share. In addition, Silver Lake can elect to exercise the Warrants on a net-exercise basis. If a Make-Whole Fundamental Change (as defined in the Form of Warrant) occurs, then the number of shares issuable upon exercise of the Warrants may be increased, and the exercise price for the Warrants adjusted. Beginning on the Initial Closing Date and ending on the earlier of (i) the date that is 18 months following the Initial Closing Date and (ii) the consummation of any Change in Control, except for certain limited exceptions, the Warrants are only exercisable with our written approval.
We have classified a portion of the Warrants as a current liability due to certain settlement provisions in the Warrants. Under certain Make-Whole Fundamental Change scenarios, we would be required to, at our option, either (i) obtain shareholder approval prior to issuing 20% or more of our outstanding common stock or (ii) pay cash in lieu of delivering any shares at or above such 20% threshold. As a result, we concluded that approximately 2.8 million Warrants valued at $12.0 million as of the Initial Closing Date do not qualify for equity classification under ASC 815-40, pursuant to our sequencing policy described in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements. We will reassess the classification of the Warrant liability in future reporting periods to determine if any change is required.

The Warrant liability was measured under the Black-Scholes option pricing model using the following inputs as of April 30, 2022 and the issuance date (Initial Closing Date):

	April 30, 2022	March 24, 2022
Fair value of common stock[1]	$10.94	$13.77
Exercise price²	$22.00 - $24.00	$22.00 - $24.00
Expected volatility	41.9%	41.9%
Expected term (in years)	6.9	7.0
Risk-free interest rate	2.4%	2.4%
Expected dividend yield	—	—
______________
(1) The fair value of common stock was adjusted to reflect certain restrictions on the Warrants for 18 months following the issuance date.
(2) The range of exercise prices reflects the Warrants that were liability-classified.
During the three months ended April 30, 2022, the liability-classified Warrants were revalued to $7.7 million, resulting in a gain of $4.4 million, which is included in Interest and other income, net in the accompanying unaudited condensed consolidated statements of comprehensive loss. As of April 30, 2022, 7.5 million Warrants were outstanding.
Note 18. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended April 30,
	2022	2021
Numerator:
Net loss	$(23,168)	$(17,661)
Denominator:
Weighted-average common shares outstanding, basic and diluted	128,457	121,354
Net loss per share, basic and diluted	$(0.18)	$(0.15)
Since we were in a net loss position for all periods presented, basic net loss per share attributable to common stockholders is the same as diluted net loss per share, as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	April 30,
	2022	2021
Initial Notes conversion	12,500	—
Unvested RSUs issued and outstanding	12,180	8,554
Issued and outstanding stock options	8,361	10,878
Warrants	7,500	—
Unvested PSUs issued and outstanding	2,905	—
Shares committed under ESPP	370	333
Total	43,816	19,765

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 31, 2022 filed with the Securities and Exchange Commission (SEC) on March 28, 2022 (Annual Report). As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Form 10-Q and in our Annual Report. Our fiscal year ends on January 31.
Overview
Zuora provides a cloud-based subscription management platform, built to help companies monetize new services and operate dynamic, recurring revenue business models. Our solution enables companies across multiple industries and geographies to launch, manage and scale a subscription business, automating the entire quote-to-cash and revenue recognition process, including quoting, billing, collections and revenue recognition. With Zuora’s solution, businesses can change pricing and packaging for products and services to grow and scale, efficiently comply with revenue recognition standards, analyze customer data to optimize their subscription offerings, and build meaningful relationships with their subscribers.
Many of today’s enterprise software systems manage their quote-to-cash and revenue recognition process using software built for one-time transactions. These systems were not designed for the dynamic, ongoing nature of subscription, usage, or consumption-based pricing models, and can be extremely difficult to configure. In traditional product-based businesses, quote-to-cash and revenue recognition was a linear process—a customer orders a product, is billed for that product, payment is collected, and the revenue is recognized. These legacy product-based systems were not specifically designed to handle the complexities of ongoing customer relationships and recurring revenue, commonly found in a subscription business, and their impact on areas such as billing proration, revenue recognition, reporting in real-time, and the lifetime value of the customer. Using legacy or homegrown software to build a subscription business often results in inefficient processes with prolonged and complex manual downstream work, hard-coded customizations, and a proliferation of stock-keeping units (SKUs).
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

COVID-19 Pandemic Impact
Our financial results for the fiscal quarter ended April 30, 2022 have not been materially impacted by the COVID-19 pandemic. The extent to which the COVID-19 pandemic impacts our business operations, financial performance and liquidity in future periods will depend on multiple uncertain factors, including the duration and severity of the COVID-19 pandemic, developments related to COVID-19 variants and vaccine efficacy, the pandemic’s overall negative impact on the global economy generally and on our customers, which operate in numerous industries, and continued responses by governments and businesses to COVID-19. Because our products are generally offered as subscription-based licenses and a portion of that revenue is recognized over time, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods.
We will continue to evaluate the nature and extent of the impact of the COVID-19 pandemic on our business. See Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for further discussion of the possible impact of the COVID-19 pandemic on our business and financial results.
Fiscal First Quarter Business Highlights and Recent Developments:
•We closed six deals that exceeded $500,000 in ACV, two of which exceeded $1.0 million.
•Our dollar-based retention rate improved to 110% compared to 103% as of April 30, 2021.
•Customers with ACV exceeding $100,000 totaled 746 as of April 30, 2022, an increase of 10% compared to last year.
•Our ARR was $326.3 million compared to $271.8 million as of April 30, 2021, representing ARR Growth of 20% compared to 14% as of April 30, 2021.
•Customer usage of Zuora solutions grew, with $20.6 billion in transaction volume through Zuora's billing platform during the three months ended April 30, 2022, an increase of 21% year-over-year.
•On March 24, 2022, we issued $250.0 million of convertible senior unsecured notes to Silver Lake, one of the leading technology private equity investors. Under the terms of the agreement with Silver Lake, we will issue an additional $150.0 million of convertible senior unsecured notes to Silver Lake within 18 months of the initial issuance date. We have also issued warrants to Silver Lake in connection with the transaction.
Fiscal First Quarter Financial Performance Summary:
Our financial performance for the three months ended April 30, 2022 compared to the three months ended April 30, 2021 reflects the following:
•Subscription revenue was $78.5 million, an increase of $13.4 million, or 21%; and total revenue was $93.2 million, an increase of $12.9 million, or 16%.
•Gross profit was $57.0 million, or 61% of total of revenue, compared to $47.6 million, or 59% of total revenue.
•Loss from operations was $23.7 million, or 25% of total revenue, compared to a loss of $17.4 million, or 22% of total revenue.
Key Operational and Financial Metrics
We monitor the following key operational and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:
Customers with Annual Contract Value (ACV) Equal to or Greater than $100,000
We believe our ability to enter into larger contracts is indicative of broader adoption of our solution by larger organizations. It also reflects our ability to expand our revenue footprint within our current customer base. We define ACV as the subscription revenue we would contractually expect to recognize from that customer over the next twelve months, assuming no increases or reductions in their subscriptions. We define the number of customers at the end of any particular period as the number of parties or organizations that have entered into a distinct subscription contract with us for which the term has not ended. Each party with which we have entered into a distinct subscription contract is considered a unique customer, and in some cases, there may be more than one customer within a single organization. The number of customers with ACV equal to or greater than $100,000 increased to 746 as of April 30, 2022, as compared to 677 customers as of April 30, 2021. We expect this metric to increase for the fiscal year.
Dollar-Based Retention Rate
We believe our dollar-based retention rate is a key measure of our ability to retain and expand revenue from our customer base over time. We calculate our dollar-based retention rate as of a period end by starting with the sum of the ACV from all customers as of twelve months prior to such period end, or prior period ACV. We then calculate the sum of the ACV from these same customers as of the current period end, or current period ACV. Current period ACV includes any upsells and also reflects contraction or attrition over the trailing twelve months, but excludes revenue from new customers added in the current period. We then divide the current period ACV by the prior period ACV to arrive at our dollar-based retention rate. Our dollar-based retention rate increased to 110% as of April 30, 2022, as compared to 103% as of April 30, 2021. While the dollar-based retention rate can fluctuate in any particular quarter, we expect it to increase slightly over the remainder of this fiscal year.
Annual Recurring Revenue (ARR)
ARR represents the annualized recurring value at the time of initial booking or contract modification for all active subscription contracts at the end of a reporting period. ARR excludes the value of non-recurring revenue such as professional services revenue as well as contracts with new customers with a term of less than one year. ARR should be viewed independently of revenue and deferred revenue, and is not intended to be a substitute for, or combined with, any of these items. Our ARR was $326.3 million as of April 30, 2022, compared to $271.8 million as of April 30, 2021. Our ARR increased 20% year over year as of April 30, 2022 compared to an increase of 14% for the comparable period of the prior year. We expect our ARR growth rate to increase slightly over the remainder of the fiscal year.
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
Gross profit and gross margin. Our gross profit and gross margin may fluctuate from period to period as our revenue fluctuates, and as a result of the timing and amount of investments to expand hosting capacity, including through third-party cloud providers, amortization expense associated with our capitalized internal-use software and purchased technology, and our continued efforts to build our cloud infrastructure, support, and professional services teams.
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
General and administrative. General and administrative expense consists primarily of employee compensation costs, allocated overhead, and travel costs for finance, accounting, legal, human resources, and recruiting personnel. In addition, general and administrative expense includes non-personnel costs, such as accounting fees, legal fees, charitable contributions, asset impairments, and all other supporting corporate expenses not allocated to other departments. We expect to incur ongoing costs as a result of operating as a public company, including costs related to compliance and reporting obligations of public companies, and continued investment to support our growing operations. As a result, we expect our general and administrative expense to continue to increase in absolute dollars for the foreseeable future but may vary as a percentage of total revenue in the near term. Over the long-term, we expect general and administrative expense to decline as a percentage of total revenue due to economies we will realize as we scale our business.
Interest and Other Income, net
Interest and other income, net primarily consists of interest income from our investment holdings, amortization of discount and amortization of debt issuance costs on the 2029 Notes, interest expense associated with our Debt Agreement, gain or loss on the revaluation of the warrant liability, and foreign exchange fluctuations.
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
Results of Operations
The following tables set forth our unaudited condensed consolidated results of operations for the periods presented in dollars and as a percentage of our total revenue (in thousands):

	Three Months Ended April 30,
	2022	2021
Revenue:
Subscription	$78,500	$65,142
Professional services	14,699	15,187
Total revenue	93,199	80,329
Cost of revenue:
Subscription	18,725	15,643
Professional services	17,510	17,078
Total cost of revenue	36,235	32,721
Gross profit	56,964	47,608
Operating expenses:
Research and development	22,872	18,967
Sales and marketing	40,457	31,865
General and administrative	17,290	14,185
Total operating expenses	80,619	65,017
Loss from operations	(23,655)	(17,409)
Interest and other income, net	795	121
Loss before income taxes	(22,860)	(17,288)
Income tax provision	308	373
Net loss	$(23,168)	$(17,661)

	Three Months Ended April 30,
	2022	2021
Revenue:
Subscription	84%	81%
Professional services	16	19
Total revenue	100	100
Cost of revenue:
Subscription	20	19
Professional services	19	21
Total cost of revenue	39	41
Gross profit	61	59
Operating expenses:
Research and development	25	24
Sales and marketing	43	40
General and administrative	19	18
Total operating expenses	87	81
Loss from operations	(25)	(22)
Interest and other income, net	1	—
Loss before income taxes	(25)	(22)
Income tax provision	—	—
Net loss	(25)%	(22)%
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
•Change in fair value of warrant liabilities. We exclude the change in fair value of warrant liabilities, which is a non-cash gain or loss, as it can fluctuate significantly with changes in Zuora's stock price and market volatility, and does not reflect the underlying cash flows or operational results of the business.
The following tables provide a reconciliation of our GAAP to Non-GAAP measures (in thousands, except percentages and per share data):

	Three Months Ended April 30, 2022
	GAAP	Stock-based Compensation	Amortization of Acquired Intangibles	Certain Litigation	Change in Fair Value of Warrant Liability	Non-GAAP
Cost of revenue:
Cost of subscription revenue	$18,725	$(1,799)	$(554)	$—	$—	$16,372
Cost of professional services revenue	17,510	(3,017)	—	—	—	14,493
Gross profit	56,964	4,816	554	—	—	62,334
Operating expenses:
Research and development	22,872	(5,966)	—	—	—	16,906
Sales and marketing	40,457	(7,456)	—	—	—	33,001
General and administrative	17,290	(4,587)	—	(120)	—	12,583
Loss from operations	(23,655)	22,825	554	120	—	(156)
Net loss	$(23,168)	$22,825	$554	$120	$(4,373)	$(4,042)
Net loss per share, basic and diluted[1]	$(0.18)					$(0.03)
Gross margin	61%					67%
Subscription gross margin	76%					79%
Professional services gross margin	(19)%					1%
Operating margin	(25)%					—%

	Three Months Ended April 30, 2021[2]
	GAAP	Stock-based Compensation	Amortization of Acquired Intangibles	Certain Litigation	Non-GAAP
Cost of revenue:
Cost of subscription revenue	$15,643	$(1,043)	$(423)	—	$14,177
Cost of professional services revenue	17,078	(2,001)	—	—	15,077
Gross profit	47,608	3,044	423	—	51,075
Operating expenses:
Research and development	18,967	(4,529)	—	—	14,438
Sales and marketing	31,865	(4,080)	—	—	27,785
General and administrative	14,185	(2,144)	—	(809)	11,232
Loss from operations	(17,409)	13,797	423	809	(2,380)
Net loss	$(17,661)	$13,797	$423	$809	$(2,632)
Net loss per share, basic and diluted[1]	$(0.15)				$(0.02)
Gross margin	59%				64%
Subscription gross margin	76%				78%
Professional services gross margin	(12)%				1%
Operating margin	(22)%				(3)%
_________________________________
(1) GAAP and Non-GAAP net loss per share are calculated based upon 128.5 million and 121.4 million weighted-average shares of common stock outstanding for the three months ended April 30, 2022 and 2021, respectively.
(2) Beginning with the second quarter ended July 31, 2021, we no longer exclude non-cash adjustments for capitalization and amortization of internal-use software from our non-GAAP financial measures. We believe that this change more closely aligns our reported financial measures with current industry practice. Our non-GAAP financial measures for the three months ended April 30, 2021 were recast to conform to the updated methodology for comparison purposes.
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

	Three Months Ended April 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$6,983	$10,251
Less:
Purchases of property and equipment, net of insurance recoveries	(3,263)	(1,621)
Free cash flow	$3,720	$8,630

Comparison of the Three Months Ended April 30, 2022 and 2021
Revenue

	Three Months Ended April 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscription	$78,500	$65,142	$13,358	21%
Professional services	14,699	15,187	(488)	(3)%
Total revenue	$93,199	$80,329	$12,870	16%
Percentage of revenue:
Subscription	84%	81%
Professional services	16	19
Total revenue	100%	100%
Subscription revenue increased by $13.4 million, or 21%, for the three months ended April 30, 2022 compared to the three months ended April 30, 2021. The increase was driven by growth in our customer base, with new customers contributing approximately $5.9 million of the increase in subscription revenue, and increased transaction volume and sales of additional products to our existing customers contributing the remainder. We calculate subscription revenue from new customers during the quarter by adding the revenue recognized from new customers acquired in the 12 months prior to the reporting date.
Professional services revenue decreased by $0.5 million, or (3)%, for the three months ended April 30, 2022 compared to the three months ended April 30, 2021 as a result of transitioning services work to our system integration partners as we shift our sales mix towards recurring subscription revenue.
Cost of Revenue and Gross Margin

	Three Months Ended April 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$18,725	$15,643	$3,082	20%
Professional services	17,510	17,078	432	3%
Total cost of revenue	$36,235	$32,721	$3,514	11%
Gross margin:
Subscription	76%	76%
Professional services	(19)	(12)
Total gross margin	61%	59%
Cost of subscription revenue increased by $3.1 million, or 20%, for the three months ended April 30, 2022 compared to the three months ended April 30, 2021. The increase in cost of subscription revenue was primarily due to increases of $2.2 million in employee compensation costs, $0.4 million in outside professional services costs and $0.3 million in allocated overhead costs.
Cost of professional services revenue increased by $0.4 million, or 3%, for the three months ended April 30, 2022 compared to the three months ended April 30, 2021. The increase in cost of professional services revenue was primarily due to an increase of $1.5 million in employee compensation costs driven by stock-based compensation expense, partially offset by a decrease of $1.2 million in outside professional services costs.

Our gross margin for subscription services was flat at 76% for the three months ended April 30, 2022 compared to the three months ended April 30, 2021. We expect our subscription gross margin to be relatively consistent for the remainder of the fiscal year.

Our gross margin for professional services decreased to (19)% for the three months ended April 30, 2022 compared to (12)% for the three months ended April 30, 2021, primarily due to increased compensation related expenses.
Operating Expenses
Research and Development

	Three Months Ended April 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Research and development	$22,872	$18,967	$3,905	21%
Percentage of total revenue	25%	24%
Research and development expense increased by $3.9 million, or 21%, for the three months ended April 30, 2022 compared to the three months ended April 30, 2021 primarily due to increases of $2.8 million in employee compensation costs and $1.5 million in outside professional services costs, partially offset by a $0.5 million increase in capitalization of internal-use software costs compared to prior year. Research and development expense remained relatively consistent at 25% of total revenue for the three months ended April 30, 2022 and 24% for the three months ended April 30, 2021.
Sales and Marketing

	Three Months Ended April 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$40,457	$31,865	$8,592	27%
Percentage of total revenue	43%	40%
Sales and marketing expense increased by $8.6 million, or 27%, for the three months ended April 30, 2022 compared to the three months ended April 30, 2021, primarily due to increases of $6.2 million in payroll related costs driven by increased headcount and stock-based compensation expense, $0.7 million in amortization of deferred commissions, $0.7 million in allocated overhead costs, and $0.4 million in travel costs. Sales and marketing expense increased to 43% of total revenue during the three months ended April 30, 2022 from 40% during the three months ended April 30, 2021, reflecting our strategy to invest in our go-to-market organization to drive enterprise growth.
General and Administrative

	Three Months Ended April 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
General and administrative	$17,290	$14,185	$3,105	22%
Percentage of total revenue	19%	18%
General and administrative expense increased by $3.1 million, or 22%, for the three months ended April 30, 2022 compared to the three months ended April 30, 2021, primarily due to increases of $3.4 million in employee compensation costs and $0.5 million in outside professional services costs, partially offset by a decrease of $0.7 million in legal expenses. General and administrative expense was relatively consistent at 19% of total revenue during the three months ended April 30, 2022 and 18% for the three months ended April 30, 2021.

Interest and other income, net

	Three Months Ended April 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Interest and other income, net	$795	$121	$674	557%
Interest and other income, net increased by $0.7 million for the three months ended April 30, 2022 compared to the three months ended April 30, 2021, primarily due to the $4.4 million gain recognized on revaluation of the warrant liability, partially offset by $1.8 million of interest expense associated with the Initial Notes as well as the revaluation of cash, accounts receivable and accounts payable recorded in a foreign currency.
Income Tax Provision

	Three Months Ended April 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Income tax provision	$308	$373	$(65)	(17)%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the three months ended April 30, 2022 and 2021, we recorded a tax provision of $0.3 million and $0.4 million, respectively, on a loss before income taxes of $22.9 million and $17.3 million, respectively. The effective tax rate for the three months ended April 30, 2022 and 2021 was (1.3)% and (2.2)%, respectively. The change in the effective tax rate was due primarily to an decrease in foreign tax expense. The effective tax rate differs from the statutory rate primarily as a result of providing no benefit on pretax losses incurred in the United States. For the three months ended April 30, 2022 and 2021, we maintained a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.
Liquidity and Capital Resources
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations.
As of April 30, 2022, we had cash and cash equivalents and short-term investments of $452.6 million that was primarily invested in deposit accounts, money market funds, corporate debt securities, supranational securities, commercial paper, and U.S. and foreign government securities. We do not enter into investments for trading or speculative purposes.
We finance our operations primarily through sales to our customers, which are generally billed in advance on an annual or quarterly basis. Customers with annual or multi-year contracts are generally only billed one annual period in advance. We also finance our operations through proceeds from the issuance of stock under our employee stock plans, borrowings under our Debt Agreement, proceeds from our issuance of the Initial Notes and other financing arrangements.
On March 24, 2022, we issued $250.0 million aggregate principal amount of convertible senior unsecured notes to fund the future growth and expansion of our business. Under the 2029 Notes, we expect to issue an additional $150.0 million in convertible senior unsecured notes within 18 months of the Initial Closing Date. Under our Debt Agreement, we repaid $1.1 million of principal on our term loan during the three months ended April 30, 2022, and have the ability borrow up to an additional $30.0 million in revolving loans until October 2022. See Note 9. Debt to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information about our Debt Agreement and the 2029 Notes.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended April 30,
	2022	2021
Net cash provided by operating activities	$6,983	$10,251
Net cash used in investing activities	(3,887)	(5,616)
Net cash provided by financing activities	234,382	2,456
Effect of exchange rates on cash and cash equivalents	(359)	(85)
Net increase in cash and cash equivalents	$237,119	$7,006
Operating Activities
Net cash provided by operating activities of $7.0 million for the three months ended April 30, 2022 was comprised primarily of customer collections for our subscription and professional services, cash payments for our personnel, sales and marketing efforts and infrastructure related costs, and payments to vendors for products and services related to our ongoing business operations.
Net cash provided by operating activities for the three months ended April 30, 2022 decreased $3.3 million compared to the same period last year as a result of timing of cash collections from our customers.
Investing Activities
Net cash used in investing activities for the three months ended April 30, 2022 was $3.9 million. We used $3.3 million to purchase property and equipment and to develop internal-use software as we continue to invest in and grow our business, and had net purchases of $0.6 million of short-term investments.
Net cash used in investing activities for the three months ended April 30, 2022 decreased $1.7 million compared to the three months ended April 30, 2021 primarily due to $0.6 million net purchases of short-term investments in the three months ended April 30, 2022, compared to $4.0 million last year. This was partially offset by payments for property and equipment, net of insurance recoveries, which were $1.6 million higher compared to the same period last year primarily due to increased capitalization of internal-use software in the three months ended April 30, 2022.
Financing Activities
Net cash provided by financing activities for the three months ended April 30, 2022 of $234.4 million was primarily due to $234.6 million in net proceeds from issuance of the Initial Notes and $0.9 million in proceeds from stock option exercises, partially offset by $1.1 million of debt principal payments related to our Debt Agreement.

Net cash provided by financing activities for the three months ended April 30, 2022 increased $231.9 million compared to the three months ended April 30, 2021 primarily due to proceeds from issuance of the Initial Notes in the three months ended April 30, 2022, partially offset by $2.7 million less proceeds received from stock option exercises compared to last year.
Obligations and Other Commitments
Our material cash requirements from known contractual and other obligations consist of obligations under our operating leases for office space, the 2029 Notes, our Debt Agreement, and a contractual commitment to one of our vendors for cloud computing services. For more information, please refer to Note 12. Leases , Note 9. Debt and Note 13. Commitments and Contingencies, respectively, of the Notes to our Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. As of April 30, 2022, our contractual commitments totaled $416.0 million, with $26.8 million committed within the next twelve months.
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us, or from data breaches or intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. As of April 30, 2022, no demands had been made upon us to provide indemnification under such agreements and there were no claims that we are aware of that could have a material effect on our unaudited condensed consolidated balance sheets, unaudited condensed consolidated statements of comprehensive loss, or unaudited condensed consolidated statements of cash flows.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the applicable periods. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
Our significant accounting policies are discussed in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, filed with the SEC on March 28, 2022. Any significant changes to these policies during the three months ended April 30, 2022 are described in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements to our unaudited condensed consolidated financial statements provided herein.
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

Foreign Currency Exchange Risk
Our sales contracts are denominated predominantly in U.S. Dollars, Euros (EUR), British Pounds (GBP), and Japanese Yen (JPY). A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan (CNY) and GBP. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our unaudited condensed consolidated statement of comprehensive loss. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our unaudited condensed consolidated financial statements for the three months ended April 30, 2022. Given the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Interest Rate Risk
We had cash and cash equivalents and short-term investments of $452.6 million as of April 30, 2022. Our cash and cash equivalents and short-term investments are held for working capital purposes. We do not make investments for trading or speculative purposes. Additionally, under our Debt Agreement, we pay interest on any outstanding balances based on a variable market rate. A significant decrease in these market rates may adversely affect our expected operating results. The 2029 Notes have a fixed interest rate and therefore are not impacted by market rates.
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
As of April 30, 2022, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents and short-term investments or interest owed on our outstanding debt. Fluctuations in the value of our cash equivalents and short-term investments caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities prior to maturity. In addition, a hypothetical 10% relative change in interest rates would not have had a material impact on our operating results for the three months ended April 30, 2022.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of April 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.
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
Risks Related to Our Business and Industry
•If we are unable to attract new customers and retain and expand sales to existing customers, including as a result of macroeconomic factors or business disruptions outside of our control, our revenue growth could be slower than we expect and our business would be adversely affected.
•If we are unable to manage our growth effectively, our revenue and profits could be adversely affected.
•If the shift to subscription business models, including the market for subscription management software, develops slower than we expect, our growth may slow or stall and our operating results could be adversely affected.
•If currency exchange rates fluctuate substantially in the future, the results of our operations, which are reported in U.S. dollars, could be adversely affected.
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
•The COVID-19 pandemic, or other pandemics or natural disasters, or catastrophic events, could adversely impact our business, financial condition, operating results and cash flows.
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

•Our international operations expose us to risks that could have a material adverse effect on our business, operating results, and financial condition.
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

Risks Related to Our Business and Industry
If we are unable to attract new customers and retain and expand sales to existing customers, including as a result of macroeconomic factors or business disruptions outside our control, our revenue growth could be slower than we expect, and our business may be adversely affected.
Our ability to achieve significant growth in revenue in the future will depend, in large part, upon our ability to attract new customers. This may be particularly challenging where an organization has already invested substantial personnel and financial resources to integrate billings and other business and financial management tools, including custom-built solutions, into its business, as such an organization may be reluctant or unwilling to invest in new products and services. As a result, selling our solution often requires sophisticated and costly sales efforts that are targeted at senior management. During the three months ended April 30, 2022, sales and marketing expenses represented approximately 43% of our total revenue. If we fail to attract new customers and fail to maintain and expand new customer relationships, our revenue may grow more slowly than we expect and our business may be adversely affected.
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

Our sales efforts and revenue growth could also be negatively impacted by macroeconomic uncertainty and deteriorating economic conditions, including recession and increasing inflation, or other business disruptions. We currently expect to continue expanding our sales efforts, both domestically and internationally, but any continuing business disruptions may negatively impact these efforts and adversely impact our business. In addition, we may be unable to hire qualified sales personnel, may be unable to successfully train those sales personnel that we are able to hire, and sales personnel may not become fully productive on the timelines that we have projected or at all. In addition, mitigation and containment measures adopted by government authorities to contain the spread of COVID-19 in the United States and internationally, including travel restrictions and other requirements that limit in-person meetings, could limit our ability to establish and maintain relationships with new and existing customers. Further, although we dedicate significant resources to sales and marketing programs, these sales and marketing programs may not have the desired effect and may not expand sales. We cannot assure you that our efforts would result in increased sales to existing customers, and additional revenue. If our efforts to expand sales and renewals to existing customers are not successful, our business and operating results could be adversely affected.
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
•the overall level of corporate spending and spending on quote-to-cash and revenue recognition solutions by our customers and prospects, including the impact of spending due to the COVID-19 pandemic;
•general economic conditions, both in domestic and foreign markets, including the impacts associated with the COVID-19 pandemic, inflation, recession, and the ongoing conflict in Ukraine; and
•the price, performance, and availability of competing products and services.
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
As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. Although we expect an increasing number of sales contracts to be denominated in currencies other than the U.S. dollar in the future, the majority of our sales contracts have historically been denominated in U.S. dollars, and therefore, most of our revenue has not been subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our solution to our customers outside of the United States, which could adversely affect our business, operating results, financial condition, and cash flows. In addition, we incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of such expenses being higher. Furthermore, volatile market conditions arising from impacts from the COVID-19 pandemic, the conflict in Ukraine and other macroeconomic conditions may result in significant fluctuations in exchange rates, and, in particular, a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue. This could have a negative impact on our operating results. Although we may in the future decide to undertake foreign exchange hedging transactions to cover a portion of our foreign currency exchange exposure, we currently do not hedge our exposure to foreign currency exchange risks.
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
Our future success depends on our continuing ability to attract, train, assimilate, and retain highly skilled personnel, including software engineers, sales personnel, and professional services personnel. We face intense competition for qualified individuals from numerous software and other technology companies. Like many companies, we experienced increased turnover during fiscal 2021 and fiscal 2022, and we may continue to experience heightened attrition, including those with significant institutional knowledge and expertise. We may not be able to retain our current key employees, or attract, train, assimilate, or retain other highly skilled personnel in the future, especially in light of the current tight labor market in the U.S. and other countries. For example, employees may seek new or different opportunities that offer greater compensation or benefits than we offer or are able to offer, making it difficult to retain them. In addition, we may incur significant costs to attract and retain highly skilled personnel, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. As we move into new countries, we will need to attract and recruit skilled personnel in those areas. If we are unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational, and managerial requirements, on a timely basis or at all, our business may be adversely affected. Further, as our organization grows and we are required to implement more complex organizational structures, we may find it increasingly difficult to maintain the beneficial aspects of our “ZEO” corporate culture, which is based on the idea that each employee is the CEO of their Zuora experience and career, and places a strong value on freedom, responsibility and accountability. Our ability to attract and retain talented employees could be negatively impacted if we are unable to maintain our corporate culture.
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
On March 24, 2022 (Initial Closing Date) we issued $250.0 million aggregate principal amount of convertible senior unsecured notes due in 2029 to Silver Lake Alpine II, L.P. (Silver Lake) (2029 Notes). We also will issue to Silver Lake an additional $150.0 million in senior unsecured notes within 18 months of the Initial Closing Date. See Note 9. Debt to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information about the 2029 Notes.
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
The COVID-19 pandemic and its continuing impact on economic conditions could adversely affect our business, financial condition, results of operations, and cash flows.
The COVID-19 pandemic has impacted worldwide economic activity and financial markets. In light of the uncertain and evolving situation relating to the spread of the disease and efficacy of vaccines, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers and the communities in which we operate, which could negatively impact our business. Currently, most of our offices are open at limited capacity based on local regulations, many of our employees remain working from home, business travel is subject to certain restrictions, and most of our customer events are held as virtual-only experiences. We have also reduced our office footprint, including by recently consolidating our San Francisco office into our corporate headquarters in Redwood City, and by further consolidating space at our headquarters, have made available office space that we plan to sublease. In addition, we may deem it advisable to continue to alter, postpone or cancel customer, employee or industry events in the future. We may adjust our policies and business practices in light of the evolving COVID-19 pandemic and related government restrictions and public health guidance, and further restrictive measures could negatively impact our business. As pandemic conditions improve and government regulations generally ease in light of availability of vaccines and other health measures, we expect more employees will be working in our offices, increased business travel, and increased in-person customer events.

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
More generally, the COVID-19 pandemic has had, and could continue to have, an adverse effect on economies and financial markets globally, potentially leading to an economic downturn, which could decrease technology spending and adversely affect demand for our products and services. Although our financial results for the fiscal quarter ended April 30, 2022 have not been materially impacted by the COVID-19 pandemic, any prolonged economic downturn or recession as a result of the COVID-19 pandemic could materially harm the business and operating results of our company and our customers, resulting in potential business closures and layoffs of employees, which effects may continue even after the COVID-19 pandemic is contained. The occurrence of any such events may lead to a reduction in the capital and operating budgets we or our customers have available, which could harm our business, financial condition and operating results. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening certain of the other risks described in this “Risk Factors” section. It is not possible at this time to estimate the long-term impact that COVID-19 could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.

We have a history of net losses, anticipate increasing our operating expenses in the future, and may not achieve or sustain profitability.
We have incurred net losses in each fiscal year since inception, including net losses of $99.4 million, $73.2 million, and $83.4 million in fiscal 2022, 2021, and 2020, respectively. We expect to incur net losses for the foreseeable future. As of April 30, 2022, we had an accumulated deficit of $586.6 million. We expect to make significant future expenditures related to the development and expansion of our business, including increasing our overall customer base, expanding relationships with existing customers, entering new vertical markets, expanding our global footprint, expanding and leveraging our relationships with strategic partners including system integrators to accelerate our growth, optimizing pricing and packaging, and expanding our operations and infrastructure, both domestically and internationally, and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these increased expenses. Some or all of the foregoing initiatives have been and may continue to be temporarily delayed or re-evaluated as part of our efforts to mitigate the ongoing effects of the COVID-19 pandemic on our business, which may negatively affect our ability to expand our operations and maintain or increase our sales. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.
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
We periodically change and make adjustments to our sales organization in response to market opportunities, competitive threats, management changes, product and service introductions or enhancements, acquisitions, sales performance, increases in sales headcount, cost levels, and other internal and external considerations, including potential changes and uncertainties associated with the COVID-19 pandemic. Any future changes in our sales organization may result in a temporary reduction of productivity, which could negatively affect our rate of growth. In addition, any significant change to the way we structure our compensation of our sales organization may be disruptive and may affect our revenue growth.

The market in which we participate is competitive, and our operating results could be harmed if we do not compete effectively.
The market for quote-to-cash and revenue recognition solutions, including our billing, collections and revenue recognition offerings, is highly competitive, rapidly evolving, and fragmented, and subject to changing technology, shifting customer needs, and frequent introductions of new products and services.
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
•political unrest, changes and uncertainty associated with terrorism, hostilities, war, natural disasters or pandemics, including the COVID-19 pandemic and the ongoing conflict in Ukraine; and
•potential costs to attract, onboard, retain, and motivate qualified personnel.
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
The market for our quote-to-cash and revenue recognition solutions, including our billing, collections and revenue recognition offerings, is characterized by rapid technological change, frequent new product and service introductions and enhancements, changing customer demands, and evolving industry standards. The introduction of products and services embodying new technologies can quickly make existing products and services obsolete and unmarketable. Additionally, because we provide billing and finance solutions to help our customers with compliance and financial reporting, changes in law, regulations, and accounting standards could impact the usefulness of our products and services and could necessitate changes or modifications to our products and services to accommodate such changes. Subscription management products and services, including our billing, collections and revenue recognition offerings, are inherently complex, and our ability to implement our multi-product strategy, including developing and releasing new products and services or enhancements, new features and modifications to our existing products and services depends on several factors, including timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies and our solution, and overall market acceptance. We cannot be sure that we will succeed in developing, marketing, and delivering on a timely and cost-effective basis enhancements or improvements to our platform or any new products and services that respond to continued changes in subscription management practices or new customer requirements, nor can we be sure that any enhancements or improvements to our platform or any new products and services will achieve market acceptance. Since developing our solution is complex, the timetable for the release of new products and enhancements to existing products is difficult to predict, and we may not offer new products and updates as rapidly as our customers require or expect. Any new products or services that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate sufficient revenue. The introduction of new products and enhancements could also increase costs associated with customer support and customer success as demand for these services increase. This increase in cost could negatively impact profit margins, including our gross margin. Moreover, even if we introduce new products and services, we may experience a decline in revenue of our existing products and services that is not offset by revenue from the new products or services. For example, customers may delay making purchases of new products and services to permit them to make a more thorough evaluation of these products and services or until industry and marketplace reviews become widely available. Some customers may hesitate to migrate to a new product or service due to concerns regarding the complexity of migration or performance of the new product or service. In addition, we may lose existing customers who choose a competitor’s products and services or choose to utilize internally developed applications instead of our products and services. This could result in a temporary or permanent revenue shortfall and adversely affect our business.
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
We have been recognizing increased revenue from international sales, and we conduct our business activities in various foreign countries. We currently have operations in North America, Europe, Asia, and Australia. During the

three months ended April 30, 2022, we derived approximately 36% of our total revenue from customers located outside the United States. Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple cultures, customs, legal systems, regulatory systems, and commercial infrastructures. International expansion requires us to invest significant funds and other resources. Our operations in international markets may not develop at a rate that supports our level of investment. Expanding internationally may subject us to new risks that we have not faced before or increase risks that we currently face, including risks associated with:
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
•economic instability and inflationary conditions;
•political instability and unrest, including the effects of Brexit, the COVID-19 pandemic, and the ongoing conflict in Ukraine, especially as it impacts countries in Europe;
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
Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The forecasts we have provided publicly relating to the expected growth of the markets in which we compete may prove to be inaccurate. Even if these markets experience the growth we forecast, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in executing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth we have provided publicly should not be taken as indicative of our future growth.
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
We currently host our solution, serve our customers, and support our operations using Amazon Web Services (AWS), a provider of cloud infrastructure services, and have begun enabling new features and capabilities for our solution using Microsoft's Azure cloud service. We also leverage AWS in various geographic regions for our disaster recovery plans. We do not have control over the operations of the facilities of AWS or Azure. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures, and similar events. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in our solution. In addition, the COVID-19 pandemic could potentially disrupt the supply chain of hardware needed to maintain these third-party systems or to run our business. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism, and other misconduct.
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
In order to support our growth and respond to business challenges, such as developing new features or enhancements to our solution to stay competitive, acquiring new technologies, and improving our infrastructure, we have made significant financial investments in our business, and we intend to continue to make such investments. As a result, to provide the funds required for these investments and other business endeavors, we may need to engage in equity or debt financings. For example, we recently issued to Silver Lake the Initial Notes and have agreed to issue to Silver Lake up to an additional $150.0 million in senior unsecured notes. See Note 9. Debt to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information about the 2029 Notes. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution, and these securities could have rights, preferences, and privileges that are superior to that of holders of our common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve additional restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. Future volatility in the trading price of our common stock may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression or other sustained adverse market event resulting from the spread of COVID-19 could materially and adversely affect our business and the value of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations.
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
The market price of our Class A common stock since our initial public offering in 2018 has been and may continue to be volatile. In addition to factors discussed in this Form 10-Q, the market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
•inflation; and
•fluctuations in interest rates.
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, particularly during the current period of macroeconomic uncertainty, including rising inflation, increasing interest rates and fluctuations in international currency rates, as well as the impacts of the current conflict in Ukraine and the COVID-19 pandemic. Stock prices of many companies, and technology companies in particular, have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. These economic, political, regulatory and market conditions have and may continue to negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their securities have been subject to shareholder litigation. We are currently subject to shareholder litigation, which is described in Note 13. Commitments and Contingencies in the notes to our unaudited condensed consolidated financial statements. This or any future shareholder litigation could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.

The market price of our Class A common stock could decline as a result of a substantial number of shares of our Class A common stock being issued or sold, which may make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.
As of May 31, 2022, a total of 121.2 million shares of Class A common stock and 8.0 million shares of Class B common stock were outstanding. Issuances of a substantial number of shares of our Class A common stock, including as a result of the exercise or conversion into Class A common stock of outstanding convertible notes, warrants, equity awards, shares of Class B common stock or other securities, could result in significant dilution to our existing stockholders and cause the market price of our Class A common stock to decline. From time to time, we may issue shares of common stock or securities convertible into shares of common stock in connection with a financing, an acquisition, investments, or otherwise. For example, as described in Note 9. Debt, on March 24, 2022 (Initial Closing Date), we issued to Silver Lake convertible notes in the aggregate principal amount of $250.0 million as well as warrants to purchase up to 7.5 million shares of Class A common stock, and we have agreed to issue additional convertible notes in the aggregate principal amount of $150.0 million to Silver Lake 18 months after the Initial Closing Date (or sooner under certain conditions). In addition, under certain circumstances, the number of shares issuable upon conversion of the convertible notes or exercise of the warrants may be subject to increase, as described in Note 9. Debt and Note 17. Warrants to Purchase Shares of Common Stock. The conversion of these convertible notes or exercise of these warrants could result in a substantial number of shares of our Class A common stock being issued. Silver Lake is generally restricted from converting the convertible notes or exercising the warrants, or transferring them, during the 18 month period following the Initial Closing Date, except in certain circumstances.
In addition, we grant equity awards to employees, directors, and consultants under our 2018 Equity Incentive Plan on an ongoing basis and our employees have the right to purchase shares of our Class A common stock semi-annually under our 2018 Employee Stock Purchase Plan. As of April 30, 2022, there were a total of 23.4 million shares of Class A common stock subject to outstanding options and restricted stock units (RSUs), including performance stock units (PSUs). Subject to vesting and other applicable requirements, the shares issued upon the exercise of such options or settlement of such RSUs will be available for resale in the open market.
Moreover, the market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market, particularly sales by our directors, executive officers and significant stockholders. The perception that these sales might occur may also cause the market price of our Class A common stock to decline.
We also have granted and may grant from time to time certain registration rights that, subject to certain conditions, require us to file registration statements for the public resale of certain securities or to include such securities in registration statements that we may file on behalf of our company or other stockholders.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of April 30, 2022, our directors and executive officers, and their affiliates, held substantially all of our Class B common stock and a substantial portion of the combined voting power of our common stock. As a result, we expect our directors and officers would control all matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the outstanding shares of Class B common stock, (ii) April 16, 2028, and (iii) the date the shares of Class B common stock cease to represent at least 5% of all outstanding shares of our common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
In addition, in recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. Economic uncertainty and associated macroeconomic conditions, such as a recession or rising inflation rates or economic slowdown in the United States or internationally, including due to pandemics such as the COVID-19 pandemic or the ongoing conflict in Ukraine, make it extremely difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our solution, which could delay and lengthen sales cycles. Furthermore, during uncertain economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for credit losses and our results could be negatively impacted.
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
Investors’ expectations of our performance relating to environmental, social, and governance factors may expose us to new risks and require us to incur additional costs.

Corporate responsibility, including environmental, social and governance (ESG) factors, is increasingly becoming a focus from certain investors, employees, and other stakeholders. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our corporate responsibility policies are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased to meet growing investor demand for measurement of corporate responsibility performance. The criteria by which companies’ corporate responsibility practices are assessed may require significant expenditures. In May 2022, we announced our commitment to remain carbon neutral going forward, including by purchasing carbon offsets in future years, which may become increasingly more expensive. In addition, the corporate responsibility criteria could change, which could result in greater expectations of us and cause us to undertake more costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies.

Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate certain initiatives and goals regarding ESG matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, employees, and other stakeholders, or, if our initiatives are not executed as planned, our reputation and business, operating results, and financial condition could be adversely impacted.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.

Item 6. Exhibits.

Exhibit Number		Incorporated By Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.1	Indenture, by and between Zuora, Inc. and U.S. National Bank Association, as trustee (including the form of 3.95% / 5.50% Convertible Senior PIK Notes Due 2029).	8-K	001-38451	10.2	3/25/2022
4.2	Form of 3.95% / 5.50% Convertible Senior PIK Notes Due 2029 (included in Exhibit 4.1)	8-K	001-38451	10.2	3/25/2022
4.3	Form of Warrant	8-K	001-38451	10.3	3/25/2022
10.1	Investment Agreement by and between Zuora, Inc. and Silver Lake Alpine II, L.P., dated as of March 2, 2022.	8-K	001-38451	10.1	3/25/2022
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act					X
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).					X
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

ZUORA, INC.

Date: June 3, 2022	By:	/s/ Todd McElhatton
Todd McElhatton
Chief Financial Officer (Principal Accounting and Financial Officer)