Form 10-Q
period 2022-07-31
ZUORA INC
filed 2022-09-01
CIK 1423774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2022
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

As of July 31, 2022, the number of shares of the Registrant’s Class A common stock outstanding was 123.8 million and the number of shares of the Registrant’s Class B common stock outstanding was 8.1 million.

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
•currency exchange rate fluctuations;
•trends and expectations in our operating and financial metrics, including customers with Annual Contract Value (ACV) equal to or greater than $100,000, dollar-based retention rate, annual recurring revenue, and growth of and within our customer base;
•future acquisitions, the anticipated benefits of such acquisitions and our ability to integrate the operations and technology of any acquired company, including our expected acquisition of Zephr Inc Limited (Zephr);
•industry trends, projected growth, or trend analysis, including the shift to subscription business models;
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
•our existing cash and cash equivalents, investment balances, funds available under our loan and security agreement, and cash provided by subscriptions to our platform and related professional services being sufficient to meet our working capital and capital expenditure needs for at least the next 12 months; and
•other statements regarding our future operations, financial condition, prospects and business strategies, including our ability to sublease office space in the San Francisco Bay Area.
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

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements
ZUORA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	July 31, 2022	January 31, 2022
Assets
Current assets:
Cash and cash equivalents	$206,936	$113,507
Short-term investments	241,707	101,882
Accounts receivable, net of allowance for credit losses of $2,178 and $3,188 as of July 31, 2022 and January 31, 2022, respectively	67,693	82,263
Deferred commissions, current portion	15,833	15,080
Prepaid expenses and other current assets	18,851	15,603
Total current assets	551,020	328,335
Property and equipment, net	29,495	27,676
Operating lease right-of-use assets	28,573	32,643
Purchased intangibles, net	2,526	3,452
Deferred commissions, net of current portion	27,046	26,727
Goodwill	17,632	17,632
Other assets	4,639	4,787
Total assets	$660,931	$441,252
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,652	$6,785
Accrued expenses and other current liabilities	19,171	14,225
Accrued employee liabilities	29,197	32,425
Debt, current portion	—	1,660
Deferred revenue, current portion	148,162	152,740
Operating lease liabilities, current portion	10,327	11,462
Total current liabilities	214,509	219,297
Debt, net of current portion	206,426	—
Deferred revenue, net of current portion	945	771
Operating lease liabilities, net of current portion	41,533	45,633
Deferred tax liabilities	3,244	3,243
Other long-term liabilities	1,609	1,701
Total liabilities	468,266	270,645
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A common stock	12	12
Class B common stock	1	1
Additional paid-in capital	810,636	734,149
Accumulated other comprehensive loss	(1,459)	(108)
Accumulated deficit	(616,525)	(563,447)
Total stockholders’ equity	192,665	170,607
Total liabilities and stockholders’ equity	$660,931	$441,252
See notes to unaudited condensed consolidated financial statements.

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Revenue:
Subscription	$83,811	$71,498	$162,311	$136,640
Professional services	14,964	14,989	29,663	30,176
Total revenue	98,775	86,487	191,974	166,816
Cost of revenue:
Subscription	19,572	17,268	38,297	32,911
Professional services	19,077	18,724	36,587	35,802
Total cost of revenue	38,649	35,992	74,884	68,713
Gross profit	60,126	50,495	117,090	98,103
Operating expenses:
Research and development	26,354	20,860	49,226	39,827
Sales and marketing	45,146	36,261	85,603	68,126
General and administrative	18,816	16,376	36,106	30,561
Total operating expenses	90,316	73,497	170,935	138,514
Loss from operations	(30,190)	(23,002)	(53,845)	(40,411)
Change in fair value of warrant liability	4,524	—	8,896	—
Interest expense	(4,419)	(62)	(6,203)	(72)
Interest and other income (expense), net	704	(391)	(1,089)	(260)
Loss before income taxes	(29,381)	(23,455)	(52,241)	(40,743)
Income tax provision	529	238	837	611
Net loss	(29,910)	(23,693)	(53,078)	(41,354)
Comprehensive loss:
Foreign currency translation adjustment	(316)	(174)	(675)	(259)
Unrealized loss on available-for-sale securities	(278)	—	(676)	(34)
Comprehensive loss	$(30,504)	$(23,867)	$(54,429)	$(41,647)
Net loss per share, basic and diluted	$(0.23)	$(0.19)	$(0.41)	$(0.34)
Weighted-average shares outstanding used in calculating net loss per share, basic and diluted	130,280	123,134	129,384	122,259
See notes to unaudited condensed consolidated financial statements.

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Six Months Ended July 31, 2022
						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, January 31, 2022	119,008	$12	9,048	$1	$734,149	$(108)	$(563,447)	$170,607
Conversion of Class B common stock to Class A common stock	1,165	—	(1,165)	—	—	—	—	—
Issuance of common stock upon exercise of stock options	49	—	239	—	1,522	—	—	1,522
RSU releases	2,895	—	—	—	—	—	—	—
Purchases of common stock under the ESPP	615	—	—	—	4,485	—	—	4,485
Charitable donation of stock	101	—	—	—	1,000	—	—	1,000
Stock-based compensation	—	—	—	—	51,038	—	—	51,038
Issuance of warrants	—	—	—	—	18,442	—	—	18,442
Other comprehensive loss	—	—	—	—	—	(1,351)	—	(1,351)
Net loss	—	—	—	—	—	—	(53,078)	(53,078)
Balance, July 31, 2022	123,833	$12	8,122	$1	$810,636	$(1,459)	$(616,525)	$192,665

	Three Months Ended July 31, 2022
						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, April 30, 2022	121,133	$12	8,014	$1	$776,323	$(865)	$(586,615)	$188,856
Conversion of Class B common stock to Class A common stock	45	—	(45)	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	153	—	615	—	—	615
RSU releases	1,939	—	—	—	—	—	—	—
Purchases of common stock under the ESPP	615	—	—	—	4,485	—	—	4,485
Charitable donation of stock	101	—	—	—	1,000	—	—	1,000
Stock-based compensation	—	—	—	—	28,213	—	—	28,213
Other comprehensive loss	—	—	—	—	—	(594)	—	(594)
Net loss	—	—	—	—	—	—	(29,910)	(29,910)
Balance, July 31, 2022	123,833	$12	8,122	$1	$810,636	$(1,459)	$(616,525)	$192,665

	Six Months Ended July 31, 2021
						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 31, 2021	109,900	$11	11,004	$1	$635,127	$796	$(464,022)	$171,913
Conversion of Class B common stock to Class A common stock	3,111	—	(3,111)	—	—	—	—	—
Issuance of common stock upon exercise of stock options	313	1	1,204	—	10,186	—	—	10,187
Lapse of restrictions on common stock related to early exercise of stock options	—	—	—	—	18	—	—	18
RSU releases	1,539	—	26	—	—	—	—	—
Purchases of common stock under the ESPP	388	—	—	—	4,005	—	—	4,005
Charitable donation of stock	61	—	—	—	1,000	—	—	1,000
Stock-based compensation	—	—	—	—	31,866	—	—	31,866
Other comprehensive loss	—	—	—	—	—	(293)	—	(293)
Net loss	—	—	—	—	—	—	(41,354)	(41,354)
Balance, July 31, 2021	115,312	$12	9,123	$1	$682,202	$503	$(505,376)	$177,342

	Three Months Ended July 31, 2021
						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, April 30, 2021	111,249	$11	10,955	$1	$652,501	$677	$(481,683)	$171,507
Conversion of Class B common stock to Class A common stock	2,431	—	(2,431)	—	—	—	—	—
Issuance of common stock upon exercise of stock options	274	1	593	—	6,619	—	—	6,620
Lapse of restrictions on common stock related to early exercise of stock options	—	—	—	—	8	—	—	8
RSU releases	909	—	6	—	—	—	—	—
Purchases of common stock under the ESPP	388	—	—	—	4,005	—	—	4,005
Charitable donation of stock	61	—	—	—	1,000	—	—	1,000
Stock-based compensation	—	—	—	—	18,069	—	—	18,069
Other comprehensive loss	—	—	—	—	—	(174)	—	(174)
Net loss	—	—	—	—	—	—	(23,693)	(23,693)
Balance, July 31, 2021	115,312	$12	9,123	$1	$682,202	$503	$(505,376)	$177,342
See notes to unaudited condensed consolidated financial statements.

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(53,078)	$(41,354)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	8,882	8,496
Stock-based compensation	51,038	31,866
Provision for credit losses	1,134	1,368
Donation of common stock to charitable foundation	1,000	1,000
Amortization of deferred commissions	9,346	7,859
Reduction in carrying amount of right-of-use assets	4,070	4,760
Change in fair value of warrant liability	(8,896)	—
Other	267	426
Changes in operating assets and liabilities:
Accounts receivable	13,436	21,253
Prepaid expenses and other assets	(2,823)	(3,216)
Deferred commissions	(10,629)	(8,193)
Accounts payable	692	1,513
Accrued expenses and other liabilities	1,848	51
Accrued employee liabilities	(3,228)	(2,088)
Deferred revenue	(4,404)	(9,203)
Operating lease liabilities	(6,473)	(6,910)
Net cash provided by operating activities	2,182	7,628
Cash flows from investing activities:
Purchases of property and equipment	(6,084)	(3,697)
Insurance proceeds for damaged property and equipment	—	344
Purchase of intangible assets	—	(1,349)
Purchases of short-term investments	(195,685)	(53,650)
Maturities of short-term investments	55,263	49,492
Net cash used in investing activities	(146,506)	(8,860)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	233,901	—
Proceeds from issuance of common stock upon exercise of stock options	1,522	10,187
Proceeds from issuance of common stock under employee stock purchase plan	4,485	4,005
Principal payments on debt	(1,480)	(2,222)
Net cash provided by financing activities	238,428	11,970
Effect of exchange rates on cash and cash equivalents	(675)	(259)
Net increase in cash and cash equivalents	93,429	10,479
Cash and cash equivalents, beginning of period	113,507	94,110
Cash and cash equivalents, end of period	$206,936	$104,589
Supplemental disclosure of non-cash investing and financing activities:
Lapse in restrictions on early exercised common stock options	$—	$18
Property and equipment purchases accrued or in accounts payable	$322	$44
Purchase of intangible assets included in accrued expenses and other current liabilities	$—	$225
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

Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Our significant accounting policies are discussed in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements in our Annual Report for the fiscal year ended January 31, 2022. There have been no significant changes to these policies during the six months ended July 31, 2022, except for updates resulting from our issuance to Silver Lake of the Initial Notes and Warrants (as defined in Note 9. Debt below) in March 2022, as discussed below. Additional information regarding our issuance of these convertible notes and warrants is included in Note 9. Debt and Note 17. Warrants to Purchase Shares of Common Stock, respectively.
Derivative Financial Instruments
The accounting treatment of derivative financial instruments requires that we record certain embedded features and warrants as assets or liabilities at their fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date with any change in fair value recorded as income or expense. In connection with our issuance of of the Initial Notes to Silver Lake on March 24, 2022, we adopted a sequencing policy in accordance with ASC 815-40 whereby financial instruments issued will be ordered by conversion or exercise price.
Deferred Debt Issuance Costs
Costs directly associated with obtaining debt financing are deferred and amortized using the effective interest rate method over the expected term of the related debt agreement. We determine the expected term of debt agreements by assessing the contractual term of the debt as well as any non-contingent put rights provided to the lenders. Unamortized amounts related to long-term debt are reflected on the unaudited condensed consolidated balance sheets as a direct deduction from the carrying amounts of the related long-term debt liability. Amortization expense of deferred loan costs was approximately $1.9 million and $2.7 million for the three and six months ended July 31, 2022, respectively, and is included in Interest expense on the accompanying unaudited condensed consolidated statements of comprehensive loss.
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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The standard requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. We retroactively adopted this standard as of February 1, 2022. The adoption of this standard had no impact on our unaudited condensed consolidated financial statements.
Note 3. Investments
The amortized costs, unrealized gains and losses and estimated fair values of our short-term investments were as follows (in thousands):

	July 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$64,533	$9	$(543)	$63,999
Corporate bonds	51,889	—	(296)	51,593
Commercial paper	112,149	—	—	112,149
Supranational bonds	9,995	—	(12)	9,983
Foreign government securities	4,043	—	(60)	3,983
Total short-term investments	$242,609	$9	$(911)	$241,707

	January 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$18,082	$—	$(155)	$17,927
Corporate bonds	21,225	—	(49)	21,176
Commercial paper	55,234	—	—	55,234
Supranational bonds	3,503	—	—	3,503
Foreign government securities	4,064	—	(22)	4,042
Total short-term investments	$102,108	$—	$(226)	$101,882
There were no material realized gains or losses from sales of marketable securities that were reclassified out of accumulated other comprehensive loss into investment income during the three and six months ended July 31, 2022 and 2021. We had no significant unrealized losses on our available-for-sale securities as of July 31, 2022 and January 31, 2022, and we do not expect material credit losses on our current investments in future periods. All securities had stated effective maturities of less than one year as of July 31, 2022.

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
The following tables summarize our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	July 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$180,072	$—	$—	$180,072
Short-term investments:
U.S. government securities	$—	$63,999	$—	$63,999
Corporate bonds	—	51,593	—	51,593
Commercial paper	—	112,149	—	112,149
Supranational bonds	—	9,983	—	9,983
Foreign government securities	—	3,983	—	3,983
Total short-term investments	$—	$241,707	$—	$241,707
Liabilities:
Warrant liability	$—	$—	$3,147	$3,147

	January 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$92,668	$—	$—	$92,668
Short-term investments:
U.S. government securities	$—	$17,927	$—	$17,927
Corporate bonds	—	21,176	—	21,176
Commercial paper	—	55,234	—	55,234
Supranational bonds	—	3,503	—	3,503
Foreign government securities	—	4,042	—	4,042
Total short-term investments	$—	$101,882	$—	$101,882

Changes in our Level 3 fair value measurements were as follows (in thousands):

Level 3 Fair Value
Balance, January 31, 2022	$—
Issuances	12,043
Settlements	—
Gain on change in fair value	(8,896)
Balance, July 31, 2022	$3,147
The carrying amounts of certain financial instruments, including cash held in bank accounts, accounts receivable, accounts payable, and accrued expenses, approximate fair value due to their relatively short maturities. The carrying amount of debt outstanding under the Initial Notes approximates fair value as of July 31, 2022. Additional information regarding the Initial Notes and Warrant liability is included in Note 9. Debt and Note 17. Warrants to Purchase Shares of Common Stock, respectively.
Note 5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	July 31, 2022	January 31, 2022
Prepaid software subscriptions	$5,896	$6,854
Prepaid insurance	4,756	3,220
Taxes	1,486	1,270
Contract assets	1,299	1,289
Prepaid hosting costs	1,245	767
Other	4,169	2,203
Total	$18,851	$15,603
Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	July 31, 2022	January 31, 2022
Software	$30,383	$25,495
Leasehold improvements	17,073	17,277
Computer equipment	15,771	14,746
Furniture and fixtures	4,335	4,424
	67,562	61,942
Less accumulated depreciation and amortization	(38,067)	(34,266)
Total	$29,495	$27,676
The following table summarizes the capitalized internal-use software costs included within the Software line item in the table above (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Internal-use software costs capitalized during the period	$2,247	$1,038	$4,149	$1,962

			July 31, 2022	January 31, 2022
Total capitalized internal-use software, net of accumulated amortization			$13,890	$11,534

The following table summarizes total depreciation and amortization expense related to property and equipment, including amortization of internal-use software, included in General and administrative and Cost of subscription revenue in the accompanying unaudited condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Total depreciation and amortization expense	$2,186	$2,984	$4,367	$5,828
Note 7. Purchased Intangible Assets
The following table summarizes the purchased intangible asset balances and activity (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Balance, January 31, 2022	$14,467	$(11,015)	$3,452
Amortization expense	—	(926)	(926)
Balance, July 31, 2022	$14,467	$(11,941)	$2,526
The following table summarizes amortization expense related to purchased intangible assets included in Cost of subscription revenue in the accompanying unaudited condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Purchased intangible assets amortization expense	$372	$519	$926	$942
Note 8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	July 31, 2022	January 31, 2022
Accrued outside services and consulting	$5,219	$3,712
Accrued hosting and third-party licenses	4,095	3,865
Warrant liability	3,147	—
Accrued taxes	2,064	2,422
Accrued interest	850	—
Other accrued expenses	3,796	4,226
Total	$19,171	$14,225
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
As a condition of the Investment Agreement, we also issued warrants to Silver Lake to acquire up to 7.5 million shares of Class A common stock (Warrants), of which (i) up to 2.5 million Warrants are exercisable at $20.00 per share, (ii) up to 2.5 million Warrants are exercisable at $22.00 per share and (iii) up to 2.5 million Warrants are exercisable at $24.00 per share. The Warrants are exercisable for a period of seven years from the Initial Closing Date.
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
We determined that the Initial Notes arrangement consisted of three freestanding instruments: the Initial Notes, the Warrants and the loan commitment related to the Additional Notes. In addition, we evaluated the embedded features in the Initial Notes and identified certain embedded features which were not clearly and closely related to the Initial Notes and met the definition of a derivative, and therefore required bifurcation from the host contract. We determined that the fair value of these bifurcated derivatives was de minimis as of the Initial Closing Date and as of July 31, 2022.
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
We incurred approximately $8.1 million of debt issuance costs associated with the 2029 Notes and Warrants. Of this amount, we allocated $7.1 million as a component of the discount on the 2029 Notes, $0.7 million against the proceeds allocated to the equity-classified Warrants and $0.3 million was allocated to the liability-classified Warrants and recorded to General and administrative expense in the accompanying unaudited condensed consolidated statements of comprehensive loss. The 2029 Notes debt discount is being amortized using the effective interest rate method over the five year expected life of the 2029 Notes (representing the period from the contract date to the earliest noncontingent put date of May 24, 2027) and reflects an effective interest rate of 8.5%.
The carrying value of the Initial Notes was classified as long-term and consisted of the following (in thousands):

July 31, 2022
Initial Notes principal	$250,000
Unamortized discount	(43,574)
Carrying value	$206,426
Interest expense related to the Initial Notes, included in Interest expense in the accompanying unaudited condensed consolidated statements of comprehensive loss, was as follows (in thousands):

	Three Months Ended July 31, 2022	Six Months Ended July 31, 2022
Contractual interest expense	$2,469	$3,484
Amortization of deferred loan costs	1,926	2,667
Total interest expense	$4,395	$6,151
Debt Agreement
We have an agreement with Silicon Valley Bank that includes a term and revolving loan facility, which is secured by a lien on substantially all of our non-IP assets (Debt Agreement). The interest rate under both the term and revolving loan facility is equal to the prime rate published by the Wall Street Journal minus 1.00%.
The term loan facility, under which we borrowed $15.0 million in June 2017 to partially finance the acquisition of Leeyo Software, Inc., fully matured in June 2022. We made the final term loan principal and interest payment of $0.4 million during the three months ended July 31, 2022, and paid a fee of 1.5% of the original principal amount of the term loan facility, or $225,000, upon termination of the facility.
Under the revolving loan facility, we may borrow up to $30.0 million until October 2022. As of July 31, 2022, we had not drawn down any amounts under this revolving loan.
Note 10. Deferred Revenue and Performance Obligations
The following table summarizes revenue recognized during the period that was included in the deferred revenue balance at the beginning of each respective period (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Revenue recognized from deferred revenue	$77,680	$67,740	$115,461	$99,405
As of July 31, 2022, total remaining non-cancellable performance obligations under our subscription contracts with customers was approximately $457.4 million and we expect to recognize revenue on approximately $258.0 million of these remaining performance obligations over the next 12 months. Remaining performance obligations under our professional services contracts as of July 31, 2022 were not material.

Note 11. Geographical Information
Disaggregation of Revenue
Revenue by country, based on the customer’s address at the time of sale, was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
United States	$64,808	$55,967	$124,227	$105,674
Others	33,967	30,520	67,747	61,142
Total	$98,775	$86,487	$191,974	$166,816
Percentage of revenue by geographic area:
United States	66%	65%	65%	63%
Other	34%	35%	35%	37%
Other than the United States, no individual country exceeded 10% of total revenue for the three and six months ended July 31, 2022 and 2021.
Long-lived assets
Long-lived assets, which consist of property and equipment, net, deferred commissions, purchased intangible assets, net and operating lease right-of-use assets by geographic location, are based on the location of the legal entity that owns the asset. As of July 31, 2022 and 2021, no individual country exceeded 10% of total long-lived assets other than the United States.

Note 12. Leases
We have non-cancelable operating leases for our offices located in the U.S. and abroad. As of July 31, 2022, these leases expire on various dates between 2023 and 2030. Certain lease agreements include one or more options to renew, with renewal terms that can extend the lease up to seven years. We have the right to exercise or forego the lease renewal options. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The components of our long-term operating leases and related operating lease cost were as follows (in thousands):

	July 31, 2022	January 31, 2022
Operating lease right-of-use assets	$28,573	$32,643

Operating lease liabilities, current portion	$10,327	$11,462
Operating lease liabilities, net of current portion	41,533	45,633
Total operating lease liabilities	$51,860	$57,095

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Operating lease cost[1]	$2,618	$3,164	$5,252	$6,380
(1) Includes costs related to our short-term operating leases as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Short-term operating lease costs	$109	$101	$199	$203

The future maturities of long-term operating lease liabilities for each fiscal year were as follows (in thousands):

Maturities of Operating Lease Liabilities
2023 (remainder of the year)	$7,467
2024	10,988
2025	6,386
2026	6,242
2027	6,429
Thereafter	23,468
Total lease payments	60,980
Less imputed interest	(9,120)
Present value of lease liabilities	$51,860
Other supplemental information related to our long-term operating leases includes the following (dollars in thousands):

	July 31, 2022	January 31, 2022
Weighted-average remaining operating lease term	6.8 years	7.0 years
Weighted-average operating lease discount rate	4.6%	4.6%

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases	$3,408	$3,454	$6,822	$6,863
New right-of-use assets obtained in exchange for lease liabilities:
Operating leases obtained	$—	$—	$—	$3,923
Note 13. Commitments and Contingencies
Letters of Credit
In connection with the execution of certain facility leases, we had bank issued irrevocable letters of credit for $4.5 million as of July 31, 2022 and January 31, 2022. No draws have been made under such letters of credit.
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
In February and March 2021, two additional stockholder derivative lawsuits were filed in Delaware Chancery Court alleging similar claims based on the same underlying events. The two Chancery Court cases have been consolidated and an amended consolidated complaint has been filed.
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

The derivative lawsuits are currently stayed. Given the procedural posture and the nature of such litigation matters, we are unable to estimate the reasonably possible loss or range of loss, if any, that may result from these matters.
Other Contractual Obligations
As of July 31, 2022, we had a contractual obligation to make $45.9 million in purchases of cloud computing services provided by one of our vendors by September 30, 2024.
Note 14. Income Taxes
The following table reflects our income tax provision, pretax loss and effective tax rate for the periods presented (in thousands, except percentages):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Loss before income taxes	$(29,381)	$(23,455)	$(52,241)	$(40,743)
Income tax provision	529	238	837	611
Effective tax rate	(1.8)%	(1.0)%	(1.6)%	(1.5)%
The effective tax rates differ from the statutory rates primarily as a result of providing no benefit on pretax losses incurred in the United States, as we have determined that the benefit of the losses is not more likely than not to be realized.
Note 15. Stockholders’ Equity
Preferred Stock
As of July 31, 2022, Zuora had authorized 10 million shares of preferred stock, each with a par value of $0.0001 per share. As of July 31, 2022, no shares of preferred stock were issued and outstanding.
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
As of July 31, 2022, Zuora had authorized 500 million shares of Class A common stock and 500 million shares of Class B common stock, each with a par value of $0.0001 per share. As of July 31, 2022, 123.8 million shares of Class A common stock and 8.1 million shares of Class B common stock were issued and outstanding.
Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive loss were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Loss on Available-for-Sale Securities	Total
Balance, January 31, 2022	$118	$(226)	$(108)
Foreign currency translation adjustment	(675)	—	(675)
Unrealized loss on available-for-sale securities	—	(676)	(676)
Balance, July 31, 2022	$(557)	$(902)	$(1,459)
There were no material reclassifications out of accumulated other comprehensive loss during the three and six months ended July 31, 2022. Additionally, there was no material tax impact on the amounts presented.

Note 16. Employee Stock Plans
Equity Incentive Plans
In March 2018, our Board of Directors adopted and our stockholders approved the 2018 Equity Incentive Plan (2018 Plan). The 2018 Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, restricted stock units (RSUs), performance awards, and stock bonuses. As of July 31, 2022, approximately 28.2 million shares of Class A common stock were reserved and available for issuance under the 2018 Plan. In addition, as of July 31, 2022, 4.4 million stock options and RSUs exercisable or settleable for Class B common stock were outstanding in the aggregate under our 2006 Stock Plan (2006 Plan) and 2015 Equity Incentive Plan (2015 Plan), which plans were terminated in May 2015 and April 2018, respectively. The 2006 Plan and 2015 Plan continue to govern outstanding equity awards granted thereunder.
Stock Options
The following tables summarize stock option activity and related information (in thousands, except weighted-average exercise price, weighted-average grant date fair value and average remaining contractual term):

	Shares Subject To Outstanding Stock Options	Weighted-Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, January 31, 2022	8,560	$9.22	5.9	$67,259
Granted	20	12.52
Exercised	(288)	5.31
Forfeited	(194)	12.90
Balance, July 31, 2022	8,098	9.28	5.4	17,704
Exercisable as of July 31, 2022	4,408	4.49	3.5	17,704
Vested and expected to vest as of July 31, 2022	7,928	9.18	5.3	17,704

	Three Months Ended July 31,		Six Months Ended July 31,
	2022[1]	2021	2022	2021
Weighted-average grant date fair value per share of options granted during each respective period	$5.54	$6.54	$5.54	$6.54
Aggregate intrinsic value of options exercised during each respective period	$941	$8,147	$2,030	$14,738

We used the Black-Scholes option-pricing model to estimate the fair value of our stock options granted during each respective period using the following assumptions:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Fair value of common stock	$12.52	$15.64 - $15.87	$12.52	$15.64 - $15.87
Expected volatility	42.6%	42.6% - 42.7%	42.6%	42.3% - 42.7%
Expected term (years)	5.8	6.0	5.8	6.0 - 6.1
Risk-free interest rate	3.0%	1.0% - 1.1%	3.0%	1.0%- 1.1%
Expected dividend yield	—%	—%	—%	—%
RSUs
The following table summarizes RSU activity and related information (in thousands, except weighted-average grant date fair value):

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance, January 31, 2022	12,171	$15.46
Granted	6,886	12.84
Vested	(2,895)	15.25
Forfeited	(1,571)	14.24
Balance, July 31, 2022	14,591	14.40
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
The following table summarizes PSU activity and related information (in thousands, except weighted-average grant date fair value):

	Number of PSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance, January 31, 2022	—	$—
Granted	2,905	15.21
Vested	—	—
Forfeited	—	—
Balance, July 31, 2022	2,905	15.21
2018 Employee Stock Purchase Plan
In March 2018, our Board of Directors adopted and our stockholders approved the 2018 Employee Stock Purchase Plan (ESPP). This plan is broadly available to our employees in the United States and certain other countries in which we operate. A total of 4.6 million shares of Class A common stock were reserved and available for issuance under the ESPP as of July 31, 2022. The ESPP provides for 24-month offering periods beginning June 15 and December 15 of each year, and each offering period contains four six-month purchase periods. On each purchase date, ESPP participants will purchase shares of our Class A common stock at a price per share equal to

85% of the lesser of (1) the fair market value of the Class A common stock on the offering date or (2) the fair market value of the Class A common stock on the purchase date.
We estimated the fair value of ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

	Three and Six Months Ended July 31, 2022	Three and Six Months Ended July 31, 2021
Fair value of common stock	$8.91	$16.07
Expected volatility	44.4% - 52.3%	41.8% - 53.2%
Expected term (years)	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	2.3% - 3.2%	0.1% - 0.2%
Expected dividend yield	—%	—%
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories in the accompanying unaudited condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Cost of subscription revenue	$2,281	$1,534	$4,080	$2,577
Cost of professional services revenue	3,690	2,664	6,707	4,665
Research and development	7,465	5,243	13,431	9,772
Sales and marketing	9,959	5,615	17,415	9,695
General and administrative	4,818	3,013	9,405	5,157
Total stock-based compensation expense	$28,213	$18,069	$51,038	$31,866
As of July 31, 2022, unrecognized compensation costs related to unvested equity awards and the weighted-average remaining period over which those costs are expected to be recognized were as follows (dollars in thousands):

	Stock Options	RSUs	PSUs	ESPP
Unrecognized compensation costs	$7,963	$172,767	$12,341	$9,120
Weighted-average remaining recognition period	2.1 years	2.4 years	2.1 years	1.3 years

Note 17. Warrants to Purchase Shares of Common Stock
In connection with the issuance of the 2029 Notes (discussed Note 9. Debt), we issued to Silver Lake the Warrants to acquire up to 7.5 million shares of Class A common stock, exercisable for a period of approximately seven years from the Initial Closing Date, and of which (i) Warrants to purchase up to 2.5 million shares of Class A common stock are exercisable at $20.00 per share, (ii) Warrants to purchase up to 2.5 million shares of Class A common stock are exercisable at $22.00 per share and (iii) Warrants to purchase up to 2.5 million shares of Class A common stock are exercisable at $24.00 per share. In addition, Silver Lake can elect to exercise the Warrants on a net-exercise basis. If a Make-Whole Fundamental Change (as defined in the Form of Warrant) occurs, then the number of shares issuable upon exercise of the Warrants may be increased, and the exercise price for the Warrants adjusted. Beginning on the Initial Closing Date and ending on the earlier of (i) the date that is 18 months following the Initial Closing Date and (ii) the consummation of any Change in Control, except for certain limited exceptions, the Warrants are only exercisable with our written approval. As of July 31, 2022, all 7.5 million Warrants were outstanding.
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
The Warrants were measured using the Black-Scholes option pricing model at the issuance date (Initial Closing Date) and the Warrant liability was remeasured using the same model as of July 31, 2022 using the following inputs:

	July 31, 2022	March 24, 2022
Fair value of common stock[1]	$7.60	$13.77
Exercise price²	$22.00 - $24.00	$22.00 - $24.00
Expected volatility	40.3%	41.9%
Expected term (in years)	6.7	7.0
Risk-free interest rate	2.7%	2.4%
Expected dividend yield	—	—
______________
(1) The fair value of common stock was adjusted to reflect certain restrictions on the Warrants for 18 months following the issuance date.
(2) The range of exercise prices reflects the Warrants that were liability-classified.
During the three and six months ended July 31, 2022, the liability-classified Warrants were revalued, resulting in a realized gain of $4.5 million and $8.9 million, respectively, which is included in Change in fair value of warrant liability in the accompanying unaudited condensed consolidated statements of comprehensive loss. Refer to Note 4. Fair Value Measurements for the fair value of the liability-classified Warrants.
Note 18. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Numerator:
Net loss	$(29,910)	$(23,693)	$(53,078)	$(41,354)
Denominator:
Weighted-average common shares outstanding, basic and diluted	130,280	123,134	129,384	122,259
Net loss per share, basic and diluted	$(0.23)	$(0.19)	$(0.41)	$(0.34)
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

	July 31,
	2022	2021
Initial Notes conversion	12,500	—
Unvested RSUs issued and outstanding	14,591	12,845
Issued and outstanding stock options	8,098	10,142
Warrants	7,500	—
Unvested PSUs issued and outstanding	2,905	—
Shares committed under ESPP	208	144
Total	45,802	23,131

Note 19. Subsequent Events

On August 23, 2022, Zuora entered into an agreement to acquire Zephr Inc Limited (Zephr), a cloud-based subscription management platform provider. Under the agreement, the consideration will consist of approximately $44.0 million in cash paid at closing by Zuora (subject to customary adjustments for working capital, transaction expenses, cash and indebtedness). The foregoing excludes up to $6.0 million in an additional potential earnout payment tied to performance-based conditions if achieved by the Zephr business by January 31, 2023. We expect the acquisition to close in early September 2022, subject to customary closing conditions.
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
COVID-19 Pandemic Impact
Our financial results for the first half of fiscal 2023 have not been materially impacted by the COVID-19 pandemic. The extent to which the COVID-19 pandemic impacts our business operations, financial performance and liquidity in future periods will depend on multiple uncertain factors, including the duration and severity of the COVID-19 pandemic, developments related to COVID-19 variants and vaccine efficacy, the pandemic’s overall negative impact on the global economy generally and on our customers, which operate in numerous industries, and continued responses by governments and businesses to COVID-19. Because our products are generally offered as subscription-based licenses and a portion of that revenue is recognized over time, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods.
We will continue to evaluate the nature and extent of the impact of the COVID-19 pandemic on our business. See Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for further discussion of the possible impact of the COVID-19 pandemic on our business and financial results.
Fiscal Second Quarter Business Highlights and Recent Developments:
•Customers with ACV exceeding $100,000 totaled 745 as of July 31, 2022, an increase of 7% compared to last year. We closed seven deals that exceeded $500,000 in ACV.
•Our dollar-based retention rate improved to 111% compared to 108% as of July 31, 2021.
•Our ARR was $337.6 million as of July 31, 2022 compared to $280.2 million as of July 31, 2021, representing ARR growth of 20% compared to 18% as of July 31, 2021.
•Customer usage of Zuora solutions grew, with $21.0 billion in transaction volume through Zuora's billing platform during the three months ended July 31, 2022, an increase of 16% year-over-year and 18% on a constant currency basis.
•On August 23, 2022, we entered into an agreement to acquire Zephr, a cloud-based subscription management platform provider.
Fiscal Second Quarter Financial Performance Summary:
Our financial performance for the three months ended July 31, 2022 compared to the three months ended July 31, 2021 reflects the following:
•Subscription revenue was $83.8 million, an increase of $12.3 million, or 17%; and total revenue was $98.8 million, an increase of $12.3 million, or 14%.
•On a constant currency basis, subscription revenue was $85.2 million, an increase of $13.7 million, or 19%; and total revenue was $100.8 million, an increase of $14.3 million, or 17%.
•Gross profit was $60.1 million, or 61% of total of revenue, compared to $50.5 million, or 58% of total revenue.
•Loss from operations was $30.2 million, or 31% of total revenue, compared to a loss of $23.0 million, or 27% of total revenue.

Key Operational and Financial Metrics
We monitor the following key operational and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:
Customers with Annual Contract Value (ACV) Equal to or Greater than $100,000
We believe our ability to enter into larger contracts is indicative of broader adoption of our solution by larger organizations. It also reflects our ability to expand our revenue footprint within our current customer base. We define ACV as the subscription revenue we would contractually expect to recognize from that customer over the next twelve months, assuming no increases or reductions in their subscriptions. We define the number of customers at the end of any particular period as the number of parties or organizations that have entered into a distinct subscription contract with us for which the term has not ended. Each party with which we have entered into a distinct subscription contract is considered a unique customer, and in some cases, there may be more than one customer within a single organization. The number of customers with ACV equal to or greater than $100,000 increased to 745 as of July 31, 2022, as compared to 694 customers as of July 31, 2021. We expect this metric to increase for the fiscal year.
Dollar-Based Retention Rate
We believe our dollar-based retention rate is a key measure of our ability to retain and expand revenue from our customer base over time. We calculate our dollar-based retention rate as of a period end by starting with the sum of the ACV from all customers as of twelve months prior to such period end, or prior period ACV. We then calculate the sum of the ACV from these same customers as of the current period end, or current period ACV. Current period ACV includes any upsells and also reflects contraction or attrition over the trailing twelve months, but excludes revenue from new customers added in the current period. We then divide the current period ACV by the prior period ACV to arrive at our dollar-based retention rate. Our dollar-based retention rate increased to 111% as of July 31, 2022, as compared to 108% as of July 31, 2021. While the dollar-based retention rate can fluctuate in any particular quarter, we expect it to increase slightly over the remainder of this fiscal year.
Annual Recurring Revenue (ARR)
ARR represents the annualized recurring value at the time of initial booking or contract modification for all active subscription contracts at the end of a reporting period. ARR excludes the value of non-recurring revenue such as professional services revenue as well as contracts with new customers with a term of less than one year. ARR should be viewed independently of revenue and deferred revenue, and is not intended to be a substitute for, or combined with, any of these items. Our ARR was $337.6 million as of July 31, 2022, compared to $280.2 million as of July 31, 2021. Our ARR increased 20% year over year as of July 31, 2022 compared to an increase of 18% for the comparable period of the prior year. We expect our ARR growth rate to increase slightly over the remainder of the fiscal year.
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
Other income and expenses
Other income and expenses primarily consists of gain or loss on the revaluation of the warrant liability, amortization of discount and amortization of debt issuance costs on the 2029 Notes, contractual interest on the 2029 Notes, interest expense associated with our Debt Agreement, interest income from our cash and cash equivalents and short-term investments, and foreign exchange fluctuations.
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

Results of Operations
The following tables set forth our unaudited condensed consolidated results of operations for the periods presented in dollars and as a percentage of our total revenue (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Revenue:
Subscription	$83,811	$71,498	$162,311	$136,640
Professional services	14,964	14,989	29,663	30,176
Total revenue	98,775	86,487	191,974	166,816
Cost of revenue:
Subscription	19,572	17,268	38,297	32,911
Professional services	19,077	18,724	36,587	35,802
Total cost of revenue	38,649	35,992	74,884	68,713
Gross profit	60,126	50,495	117,090	98,103
Operating expenses:
Research and development	26,354	20,860	49,226	39,827
Sales and marketing	45,146	36,261	85,603	68,126
General and administrative	18,816	16,376	36,106	30,561
Total operating expenses	90,316	73,497	170,935	138,514
Loss from operations	(30,190)	(23,002)	(53,845)	(40,411)
Change in fair value of warrant liability	4,524	—	8,896	—
Interest expense	(4,419)	(62)	(6,203)	(72)
Interest and other income (expense), net	704	(391)	(1,089)	(260)
Loss before income taxes	(29,381)	(23,455)	(52,241)	(40,743)
Income tax provision	529	238	837	611
Net loss	$(29,910)	$(23,693)	$(53,078)	$(41,354)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Revenue:
Subscription	85%	83%	85%	82%
Professional services	15	17	15	18
Total revenue	100	100	100	100
Cost of revenue:
Subscription	20	20	20	20
Professional services	19	22	19	21
Total cost of revenue	39	42	39	41
Gross profit	61	58	61	59
Operating expenses:
Research and development	27	24	26	24
Sales and marketing	46	42	45	41
General and administrative	19	19	19	18
Total operating expenses	91	85	89	83
Loss from operations	(31)	(27)	(28)	(24)
Change in fair value of warrant liability	5	—	5	—
Interest expense	(4)	—	(3)	—
Interest and other income (expense), net	1	—	(1)	—
Loss before income taxes	(30)	(27)	(27)	(24)
Income tax provision	1	—	—	—
Net loss	(30)%	(27)%	(28)%	(25)%
Note: Percentages in the table above may not sum due to rounding.
Non-GAAP Financial Measures
To supplement our unaudited condensed consolidated financial statements presented in accordance with U.S. GAAP, we monitor and consider non-GAAP financial measures including: subscription revenue and total revenue that exclude the impact of foreign currency exchange rate fluctuations (constant currency basis); non-GAAP cost of subscription revenue; non-GAAP cost of professional services revenue; non-GAAP gross profit; non-GAAP subscription gross margin; non-GAAP professional services gross margin; non-GAAP total gross margin; non-GAAP research and development expense; non-GAAP sales and marketing expense; non-GAAP general and administrative expense; non-GAAP loss from operations; non-GAAP operating margin; non-GAAP net loss; non-GAAP net loss per share; and free cash flow. We use non-GAAP financial measures in conjunction with GAAP measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our Board of Directors concerning our financial performance. We believe these non-GAAP measures provide investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of our operating results. We also believe these non-GAAP measures are useful in evaluating our operating performance compared to that of other companies in our industry, as they generally eliminate the effects of certain items that may vary for different companies for reasons unrelated to overall operating performance.
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
•Charitable contributions. We exclude expenses associated with charitable donations of our common stock. We believe that excluding these non-cash expenses allows investors to make more meaningful comparisons between our operating results and those of other companies.
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
•Asset impairment. We exclude non-cash charges for impairment of assets, including impairments related to internal-use software and office leases. Impairment charges can vary significantly in terms of amount and timing and we do not consider these charges indicative of our current or past operating performance. Moreover, we believe that excluding the effects of these charges allows investors to make more meaningful comparisons between our operating results and those of other companies.
•Change in fair value of warrant liabilities. We exclude the change in fair value of warrant liabilities, which is a non-cash gain or loss, as it can fluctuate significantly with changes in Zuora's stock price and market volatility, and does not reflect the underlying cash flows or operational results of the business.
•Acquisition-related expenses. We exclude acquisition-related expenses (including integration-related expenses) such as legal, financial advisory, consulting, and escrow expenses that are not related to our ongoing operations, including expenses we incurred related to our expected acquisition of Zephr. We do not consider these charges reflective of our core business or ongoing operating performance.
The following tables provide a reconciliation of our GAAP to non-GAAP measures (in thousands, except percentages and per share data):

	Three Months Ended July 31, 2022
	GAAP	Stock-based Compensation	Amortization of Acquired Intangibles	Charitable Contribution	Certain Litigation	Change in Fair Value of Warrant Liability	Acquisition-related Expenses	Non-GAAP
Cost of revenue:
Cost of subscription revenue	$19,572	$(2,281)	$(372)	$—	$—	$—	$—	$16,919
Cost of professional services revenue	19,077	(3,690)	—	—	—	—	—	15,387
Gross profit	60,126	5,971	372	—	—	—	—	66,469
Operating expenses:
Research and development	26,354	(7,465)	—	—	—	—	—	18,889
Sales and marketing	45,146	(9,959)	—	—	—	—	—	35,187
General and administrative	18,816	(4,818)	—	(1,000)	(110)	—	(344)	12,544
Loss from operations	(30,190)	28,213	372	1,000	110	—	344	(151)
Net loss	$(29,910)	$28,213	$372	$1,000	$110	$(4,523)	$344	$(4,394)
Net loss per share, basic and diluted[1]	$(0.23)							$(0.03)
Gross margin	61%							67%
Subscription gross margin	77%							80%
Professional services gross margin	(27)%							(3)%
Operating margin	(31)%							—%

	Three Months Ended July 31, 2021
	GAAP	Stock-based Compensation	Amortization of Acquired Intangibles	Charitable Contribution	Certain Litigation	Non-GAAP
Cost of revenue:
Cost of subscription revenue	$17,268	$(1,534)	$(519)	$—	$—	$15,215
Cost of professional services revenue	18,724	(2,664)	—	—	—	16,060
Gross profit	50,495	4,198	519	—	—	55,212
Operating expenses:
Research and development	20,860	(5,243)	—	—	—	15,617
Sales and marketing	36,261	(5,615)	—	—	—	30,646
General and administrative	16,376	(3,013)	—	(1,000)	526	12,889
Loss from operations	(23,002)	18,069	519	1,000	(526)	(3,940)
Net loss	$(23,693)	$18,069	$519	$1,000	$(526)	$(4,631)
Net loss per share, basic and diluted[1]	$(0.19)					$(0.04)
Gross margin	58%					64%
Subscription gross margin	76%					79%
Professional services gross margin	(25)%					(7)%
Operating margin	(27)%					(5)%
_________________________________
(1) GAAP and Non-GAAP net loss per share are calculated based upon 130.3 million and 123.1 million weighted-average shares of common stock outstanding for the three months ended July 31, 2022 and 2021, respectively.

	Six Months Ended July 31, 2022
	GAAP	Stock-based Compensation	Amortization of Acquired Intangibles	Charitable Contribution	Certain Litigation	Change in Fair Value of Warrant Liability	Acquisition-related Expenses	Non-GAAP
Cost of revenue:
Cost of subscription revenue	$38,297	$(4,080)	$(926)	$—	$—	$—	$—	$33,291
Cost of professional services revenue	36,587	(6,707)	—	—	—	—	—	29,880
Gross profit	117,090	10,787	926	—	—	—	—	128,803
Operating expenses:
Research and development	49,226	(13,431)	—	—	—	—	—	35,795
Sales and marketing	85,603	(17,415)	—	—	—	—	—	68,188
General and administrative	36,106	(9,405)	—	(1,000)	(230)	—	(344)	25,127
Loss from operations	(53,845)	51,038	926	1,000	230	—	344	(307)
Net loss	$(53,078)	$51,038	$926	$1,000	$230	$(8,896)	$344	$(8,436)
Net loss per share, basic and diluted[1]	$(0.41)							$(0.07)
Gross margin	61%							67%
Subscription gross margin	76%							79%
Professional services gross margin	(23)%							(1)%
Operating margin	(28)%							—%

	Six Months Ended July 31, 2021[2]
	GAAP	Stock-based Compensation	Amortization of Acquired Intangibles	Charitable Contribution	Certain Litigation	Non-GAAP
Cost of revenue:
Cost of subscription revenue	$32,911	$(2,577)	$(942)	$—	$—	$29,392
Cost of professional services revenue	35,802	(4,665)	—	—	—	31,137
Gross profit	98,103	7,242	942	—	—	106,287
Operating expenses:
Research and development	39,827	(9,772)	—	—	—	30,055
Sales and marketing	68,126	(9,695)	—	—	—	58,431
General and administrative	30,561	(5,157)	—	(1,000)	(283)	24,121
Loss from operations	(40,411)	31,866	942	1,000	283	(6,320)
Net loss	$(41,354)	$31,866	$942	$1,000	$283	$(7,263)
Net loss per share, basic and diluted[1]	$(0.34)					$(0.06)
Gross margin	59%					64%
Subscription gross margin	76%					78%
Professional services gross margin	(19)%					(3)%
Operating margin	(24)%					(4)%
_________________________________
(1) GAAP and Non-GAAP net loss per share are calculated based upon 129.4 million and 122.3 million weighted-average shares of common stock outstanding for the six months ended July 31, 2022 and 2021, respectively.
(2) Beginning with the second quarter ended July 31, 2021, we no longer exclude non-cash adjustments for capitalization and amortization of internal-use software from our non-GAAP financial measures. We believe that this change more closely aligns our reported financial measures with current industry practice. Our non-GAAP financial measures for the six months ended July 31, 2021 were recast to conform to the updated methodology for comparison purposes.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(in thousands)
Net cash (used in) provided by operating activities	$(4,801)	$(2,623)	$2,182	$7,628
Less:
Purchases of property and equipment, net of insurance recoveries	(2,821)	(1,732)	(6,084)	(3,353)
Free cash flow	$(7,622)	$(4,355)	$(3,902)	$4,275
Net cash used in investing activities	$(142,619)	$(3,244)	$(146,506)	$(8,860)
Net cash provided by financing activities	$4,046	$9,514	$238,428	$11,970
Constant Currency
We provide subscription revenue and total revenue, including year-over-year growth rates, adjusted to remove the impact of foreign currency rate fluctuations, which we refer to as constant currency. We believe providing revenue on a constant currency basis helps our investors to better understand our underlying performance. We calculate constant currency in a given period by applying the average currency exchange rates in the comparable period of the prior year to the local currency revenue in the current period.

	Three Months Ended July 31,			Six Months Ended July 31,
	2022	2021	% Change	2022	2021	% Change
	(dollars in thousands)			(dollars in thousands)
Subscription revenue (GAAP)	$83,811	$71,498	17%	$162,311	$136,640	19%
Effects of foreign currency rate fluctuations	1,401			1,813
Subscription revenue on a constant currency basis (Non-GAAP)	$85,212		19%	$164,124		20%

Total revenue (GAAP)	$98,775	$86,487	14%	$191,974	$166,816	15%
Effects of foreign currency rate fluctuations	1,983			2,789
Total revenue on a constant currency basis (Non-GAAP)	$100,758		17%	$194,763		17%

Comparison of the Three Months Ended July 31, 2022 and 2021
Revenue

	Three Months Ended July 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscription	$83,811	$71,498	$12,313	17%
Professional services	14,964	14,989	(25)	—%
Total revenue	$98,775	$86,487	$12,288	14%
Percentage of revenue:
Subscription	85%	83%
Professional services	15	17
Total revenue	100%	100%
Subscription revenue increased by $12.3 million, or 17%, for the three months ended July 31, 2022 compared to the three months ended July 31, 2021. The increase was driven by growth in our customer base, with new customers contributing approximately $5.5 million of the increase in subscription revenue, and increased transaction volume and sales of additional products to our existing customers contributing the remainder. We calculate subscription revenue from new customers during the quarter by adding the revenue recognized from new customers acquired in the 12 months prior to the reporting date.
Professional services revenue remained constant at $15.0 million for the three months ended July 31, 2022 compared to the three months ended July 31, 2021.
On a constant currency basis, subscription revenue was $85.2 million and increased 19%, and total revenue was $100.8 million and increased 17%, for the three months ended July 31, 2022 compared to the three months ended July 31, 2021.
Cost of Revenue and Gross Margin

	Three Months Ended July 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$19,572	$17,268	$2,304	13%
Professional services	19,077	18,724	353	2%
Total cost of revenue	$38,649	$35,992	$2,657	7%
Gross margin:
Subscription	77%	76%
Professional services	(27)	(25)
Total gross margin	61%	58%
Cost of subscription revenue increased by $2.3 million, or 13%, for the three months ended July 31, 2022 compared to the three months ended July 31, 2021. The increase in cost of subscription revenue was primarily due to increases of $2.3 million in employee compensation costs and $0.9 million in outside professional services costs, partially offset by a decrease of $0.7 million in data center and third-party cloud hosting costs as we completed the migration from our third-party hosted data center to a cloud hosting provider at the end of fiscal 2022.
Cost of professional services revenue increased by $0.4 million, or 2%, for the three months ended July 31, 2022 compared to the three months ended July 31, 2021. The increase in cost of professional services revenue was primarily due to an increase of $1.4 million in employee compensation costs driven by stock-based compensation expense, partially offset by a decrease of $1.2 million in outside professional services costs.
Our gross margin for subscription services increased to 77% for the three months ended July 31, 2022 compared to 76% for the three months ended July 31, 2021. We expect our subscription gross margin to be relatively consistent for the remainder of the fiscal year.

Our gross margin for professional services decreased to (27)% for the three months ended July 31, 2022 compared to (25)% for the three months ended July 31, 2021, primarily due to increased compensation related expenses.
Operating Expenses
Research and Development

	Three Months Ended July 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Research and development	$26,354	$20,860	$5,494	26%
Percentage of total revenue	27%	24%
Research and development expense increased by $5.5 million, or 26%, for the three months ended July 31, 2022 compared to the three months ended July 31, 2021, primarily due to increases of $4.8 million in employee compensation costs and $1.2 million in outside professional services costs, partially offset by a $0.8 million increase in capitalization of internal-use software costs compared to prior year. Research and development expense increased to 27% of total revenue for the three months ended July 31, 2022 from 24% during the three months ended July 31, 2021, primarily due to additional employee compensation expense.
Sales and Marketing

	Three Months Ended July 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$45,146	$36,261	$8,885	25%
Percentage of total revenue	46%	42%
Sales and marketing expense increased by $8.9 million, or 25%, for the three months ended July 31, 2022 compared to the three months ended July 31, 2021, primarily due to increases of $7.2 million in employee compensation costs driven by increased headcount and stock-based compensation expense, $0.8 million in amortization of deferred commissions, and $0.8 million in travel costs. Sales and marketing expense increased to 46% of total revenue during the three months ended July 31, 2022 from 42% during the three months ended July 31, 2021, reflecting our strategy to invest in our go-to-market organization to drive enterprise growth.

General and Administrative

	Three Months Ended July 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
General and administrative	$18,816	$16,376	$2,440	15%
Percentage of total revenue	19%	19%
General and administrative expense increased by $2.4 million, or 15%, for the three months ended July 31, 2022 compared to the three months ended July 31, 2021, primarily due to increases of $2.6 million in employee compensation costs and $1.0 million in legal expenses, partially offset by a decrease of $0.8 million in outside professional services costs. General and administrative expense remained consistent at 19% of total revenue during the three months ended July 31, 2022 and 2021.
Other income and expenses

	Three Months Ended July 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Change in fair value of warrant liability	$4,524	$—	$4,524	N/A
Interest expense	$(4,419)	$(62)	$(4,357)	7027%
Interest and other income (expense), net	$704	$(391)	$1,095	280%
During the three months ended July 31, 2022 we recognized a $4.5 million gain on revaluation of the liability-classified Warrants issued in connection with the 2029 Notes. Interest expense increased $4.4 million due to the issuance of the the Initial Notes on March 24, 2022. Interest and other income (expense), net increased $1.1 million due to interest income and the the revaluation of cash, accounts receivable, and accounts payable recorded in a foreign currency.
Income Tax Provision

	Three Months Ended July 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Income tax provision	$529	$238	$291	122%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the three months ended July 31, 2022 and 2021, we recorded a tax provision of $0.5 million and $0.2 million, respectively, on a loss before income taxes of $29.4 million and $23.5 million, respectively. The effective tax rate for the three months ended July 31, 2022 and 2021 was (1.8)% and (1.0)%, respectively. The change in the effective tax rate was due primarily to an increase in foreign tax expense as a result of higher foreign revenue. The effective tax rate differs from the statutory rate primarily as a result of providing no benefit on pretax losses incurred in the United States. For the three months ended July 31, 2022 and 2021, we maintained a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.

Comparison of the Six Months Ended July 31, 2022 and 2021
Revenue

	Six Months Ended July 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscription	$162,311	$136,640	$25,671	19%
Professional services	29,663	30,176	(513)	(2)%
Total revenue	$191,974	$166,816	$25,158	15%
Percentage of revenue:
Subscription	85%	82%
Professional services	15	18
Total revenue	100%	100%

Subscription revenue increased by $25.7 million, or 19%, for the six months ended July 31, 2022 compared to the six months ended July 31, 2021. The increase was driven by growth in our customer base, with new customers contributing approximately $11.4 million of the increase in subscription revenue for the six months ended July 31, 2022 compared to the six months ended July 31, 2021, and increased transaction volume and sales of additional products to our existing customers contributing the remainder. We calculate subscription revenue from new customers on a year-to-date basis by adding the revenue recognized from new customers acquired in the 12 months prior to each discrete quarter within the year-to-date period.

Professional services revenue decreased by $0.5 million, or (2)%, for the six months ended July 31, 2022 compared to the six months ended July 31, 2021, partially driven by the shifting of services work to our system integration partners.
On a constant currency basis, subscription revenue was $164.1 million and increased 20%, and total revenue was $194.8 million and increased 17%, for the six months ended July 31, 2022 compared to the six months ended July 31, 2021.
Cost of Revenue and Gross Margin

	Six Months Ended July 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$38,297	$32,911	$5,386	16%
Professional services	36,587	35,802	785	2%
Total cost of revenue	$74,884	$68,713	$6,171	9%
Gross margin:
Subscription	76%	76%
Professional services	(23)	(19)
Total gross margin	61%	59%
Cost of subscription revenue increased by $5.4 million, or 16%, for the six months ended July 31, 2022 compared to the six months ended July 31, 2021. The increase in cost of subscription revenue was primarily driven by increases of $4.4 million in employee compensation costs and $1.3 million in outside professional services costs, partially offset by a decrease of $0.8 million in data center and third-party cloud hosting costs as we completed the migration from our third-party hosted data center to a cloud hosting provider at the end of fiscal 2022.

Cost of professional services revenue increased by $0.8 million, or 2%, for the six months ended July 31, 2022 compared to the six months ended July 31, 2021. The increase in cost of professional services revenue was primarily driven by an increase of $2.8 million in employee compensation costs driven by stock-based compensation expense, partially offset by a decrease of $2.4 million in outside professional services costs.
Our gross margin for subscription services remained constant at 76% for the six months ended July 31, 2022 and 2021.
Our gross margin for professional services decreased to (23)% for the six months ended July 31, 2022 compared to (19)% for the six months ended July 31, 2021, primarily due to increased compensation related expenses.
Operating Expenses
Research and Development

	Six Months Ended July 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Research and development	$49,226	$39,827	$9,399	24%
Percentage of total revenue	26%	24%
Research and development expense increased by $9.4 million, or 24%, for the six months ended July 31, 2022 compared to the six months ended July 31, 2021. The increase in research and development expense was primarily driven by increases of $7.6 million in employee compensation costs and $2.7 million in outside professional services costs, partially offset by a $1.3 million increase in capitalization of internal-use software costs. Research and development expense increased to 26% from 24% of total revenue during the six months ended July 31, 2022 compared to six months ended July 31, 2021, primarily due to additional employee compensation expense.
Sales and Marketing

	Six Months Ended July 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$85,603	$68,126	$17,477	26%
Percentage of total revenue	45%	41%
Sales and marketing expense increased by $17.5 million, or 26%, for the six months ended July 31, 2022 compared to the six months ended July 31, 2021, primarily due to increases of $13.4 million in employee compensation costs driven by increased headcount and stock-based compensation expense, $1.5 million in amortization of deferred commissions, $1.2 million in travel costs, and $1.1 million in allocated expenses. Sales and marketing expense increased to 45% of total revenue during the six months ended July 31, 2022 from 41% during the six months ended July 31, 2021, reflecting our strategy to invest in our go-to-market organization to drive enterprise growth.
General and Administrative

	Six Months Ended July 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
General and administrative	$36,106	$30,561	$5,545	18%
Percentage of total revenue	19%	18%
General and administrative expense increased by $5.5 million, or 18%, for the six months ended July 31, 2022 compared to the six months ended July 31, 2021, primarily due to a $5.9 million increase in employee compensation costs. General and administrative expense increased slightly to 19% of total revenue during the six months ended July 31, 2022 compared to 18% during the six months ended July 31, 2021.
Other income and expenses

	Six Months Ended July 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Change in fair value of warrant liability	$8,896	$—	$8,896	N/A
Interest expense	$(6,203)	$(72)	$(6,131)	8515%
Interest and other (expense) income, net	$(1,089)	$(260)	$(829)	319%
During the six months ended July 31, 2022 we recognized an $8.9 million gain on revaluation of the liability-classified Warrants issued in connection with the 2029 Notes. Interest expense increased $6.1 million due to the issuance of the the Initial Notes on March 24, 2022. Interest and other (expense) income, net increased $0.8 million due to higher expense resulting from the revaluation of cash, accounts receivable, and payables recorded in a foreign currency, partially offset by interest income.
Income Tax Provision

	Six Months Ended July 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Income tax provision	$837	$611	$226	37%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the six months ended July 31, 2022 and 2021, we recorded a tax provision of $0.8 million and $0.6 million, respectively, on losses before income taxes of $52.2 million and $40.7 million, respectively. The effective tax rates for the six months ended July 31, 2022 and 2021 were relatively consistent at (1.6)% and (1.5)%, respectively. The change was due primarily to an increase in foreign tax expenses as a result of higher foreign revenue. The effective tax rate differs from the statutory rate primarily as a result of no benefit on pretax losses incurred in the United States. For the six months ended July 31, 2022 and 2021, we maintained a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.
Liquidity and Capital Resources
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations.
As of July 31, 2022, we had cash and cash equivalents and short-term investments of $448.6 million that was primarily invested in deposit accounts, money market funds, corporate debt securities, supranational securities, commercial paper, and U.S. and foreign government securities. We do not enter into investments for trading or speculative purposes.
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
On March 24, 2022, we issued $250.0 million aggregate principal amount of convertible senior unsecured notes to fund the future growth and expansion of our business. Under the 2029 Notes, we expect to issue an additional $150.0 million in convertible senior unsecured notes within 18 months of the Initial Closing Date. Under our Debt Agreement, we repaid $1.5 million of principal on our term loan during the six months ended July 31, 2022, and have the ability borrow up to an additional $30.0 million in revolving loans until October 2022. See Note 9. Debt to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information about the 2029 Notes and our Debt Agreement.
In the short term, we believe our existing cash and cash equivalents, marketable securities, and cash flow from operations (in periods in which we generate cash flow from operations) will be sufficient for at least the next 12 months to meet our requirements and plans for cash, including meeting our working capital requirements and capital expenditure requirements, and servicing our debt. In the long term, our ability to support our requirements and plans for cash, including meeting our working capital and capital expenditure requirements, will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support research and development efforts, the cost to develop and support our offering, the introduction of new products and services, the continuing adoption of our products by customers, any acquisitions or investments that we make in complementary businesses, products, and technologies, and our ability to obtain equity or debt financing.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended July 31,
	2022	2021
Net cash provided by operating activities	$2,182	$7,628
Net cash used in investing activities	(146,506)	(8,860)
Net cash provided by financing activities	238,428	11,970
Effect of exchange rates on cash and cash equivalents	(675)	(259)
Net increase in cash and cash equivalents	$93,429	$10,479
Operating Activities
Net cash provided by operating activities of $2.2 million for the six months ended July 31, 2022 was comprised primarily of customer collections for our subscription and professional services, cash payments for our personnel, sales and marketing efforts and infrastructure related costs, payments to vendors for products and services related to our ongoing business operations, interest income received on our short-term investments, and interest paid on the Initial Notes.
Net cash provided by operating activities for the six months ended July 31, 2022 decreased $5.4 million compared to the same period last year, primarily due to $2.6 million of interest paid on our our Initial Notes and the timing of cash collections from our customers.
Investing Activities
Net cash used in investing activities for the six months ended July 31, 2022 was $146.5 million. We used $6.1 million to purchase property and equipment and to develop internal-use software as we continue to invest in and grow our business, and had net purchases of $140.4 million of short-term investments as we invested a portion of the proceeds from issuance of the Initial Notes.
Net cash used in investing activities for the six months ended July 31, 2022 increased $137.6 million compared to the six months ended July 31, 2021, primarily due to $140.4 million net purchases of short-term investments in the six months ended July 31, 2022, compared to $4.2 million last year. Payments for property and equipment, net of insurance recoveries, were $2.7 million higher compared to the same period last year, primarily due to increased capitalization of internal-use software in the six months ended July 31, 2022. The additional cash used in the six months ended July 31, 2022 was partially offset by no cash used for asset acquisitions in the six months ended July 31, 2022 compared to $1.3 million used to acquire certain intellectual property assets in the six months ended July 31, 2021.
Financing Activities
Net cash provided by financing activities for the six months ended July 31, 2022 of $238.4 million was primarily due to $233.9 million in net proceeds from issuance of the Initial Notes, $4.5 million of proceeds from issuance of common stock under the ESPP, and $1.5 million in proceeds from stock option exercises, partially offset by $1.5 million of debt principal payments related to our Debt Agreement.
Net cash provided by financing activities for the six months ended July 31, 2022 increased $226.5 million compared to the six months ended July 31, 2021, primarily due to proceeds from issuance of the Initial Notes, partially offset by $8.7 million less proceeds received from stock option exercises compared to the same period last year.
Obligations and Other Commitments
Our material cash requirements from known contractual and other obligations consist of obligations under our operating leases for office space, the 2029 Notes, and a contractual commitment to one of our vendors for cloud computing services. For more information, please refer to Note 12. Leases , Note 9. Debt and Note 13. Commitments and Contingencies, respectively, of the Notes to our Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. As of July 31, 2022, our contractual commitments totaled $403.9 million, with $22.5 million committed within the next twelve months.
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us, or from data breaches or intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. As of July 31, 2022, no demands had been made upon us to provide indemnification under such agreements and there were no claims that we are aware of that could have a material effect on our unaudited condensed consolidated balance sheets, unaudited condensed consolidated statements of comprehensive loss, or unaudited condensed consolidated statements of cash flows.
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
Our significant accounting policies are discussed in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, filed with the SEC on March 28, 2022. Any significant changes to these policies during the six months ended July 31, 2022 are described in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements to our unaudited condensed consolidated financial statements provided herein.
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

Foreign Currency Exchange Risk
Our sales contracts are denominated predominantly in U.S. Dollars, Euros (EUR), British Pounds (GBP), and Japanese Yen (JPY). A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the GBP and Chinese Yuan (CNY). Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our unaudited condensed consolidated statement of comprehensive loss. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our unaudited condensed consolidated financial statements for the six months ended July 31, 2022. Given the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Interest Rate Risk
We had cash and cash equivalents and short-term investments of $448.6 million as of July 31, 2022. Our cash and cash equivalents and short-term investments are held for working capital purposes. We do not make investments for trading or speculative purposes. A significant decrease in these market rates may adversely affect our expected operating results. The 2029 Notes have a fixed interest rate and therefore are not impacted by market rates.
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
As of July 31, 2022, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents and short-term investments or interest owed on our outstanding debt. Fluctuations in the value of our cash equivalents and short-term investments caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities prior to maturity. In addition, a hypothetical 10% relative change in interest rates would not have had a material impact on our operating results for the six months ended July 31, 2022.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of July 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.
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

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
For information regarding legal proceedings, see Note 13. Commitments and Contingencies of the notes to our unaudited condensed consolidated financial statements included in Item 1. Financial Statements of this Form 10-Q, which is incorporated by reference into this Item 1. Legal Proceedings.
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
Our ability to achieve significant growth in revenue in the future will depend, in large part, upon our ability to attract new customers. This may be particularly challenging where an organization has already invested substantial personnel and financial resources to integrate billings and other business and financial management tools, including custom-built solutions, into its business, as such an organization may be reluctant or unwilling to invest in new products and services. As a result, selling our solution often requires sophisticated and costly sales efforts that are targeted at senior management. During the six months ended July 31, 2022, sales and marketing expenses represented approximately 45% of our total revenue. If we fail to attract new customers and fail to maintain and expand new customer relationships, our revenue may grow more slowly than we expect and our business may be adversely affected.
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

Our sales efforts and revenue growth could also be negatively impacted by macroeconomic uncertainty and deteriorating economic conditions, including recession and increasing inflation, or other business disruptions. For example, we have experienced and, if economic conditions continue to decline, we may continue to experience longer sales cycles and collection periods. We currently expect to continue expanding our sales efforts, both domestically and internationally, but any continuing business disruptions may negatively impact these efforts and adversely impact our business. In addition, we may be unable to hire qualified sales personnel, may be unable to successfully train those sales personnel that we are able to hire, and sales personnel may not become fully productive on the timelines that we have projected or at all. In addition, mitigation and containment measures adopted by government authorities to contain the spread of COVID-19 in the United States and internationally, including travel restrictions and other requirements that limit in-person meetings, could limit our ability to establish and maintain relationships with new and existing customers. Further, although we dedicate significant resources to sales and marketing programs, these sales and marketing programs may not have the desired effect and may not expand sales. We cannot assure you that our efforts would result in increased sales to existing customers, and additional revenue. If our efforts to expand sales and renewals to existing customers are not successful, our business and operating results could be adversely affected.
Our customers generally enter into subscription agreements with one to three-year subscription terms and have no obligation to renew their subscriptions after the expiration of their initial subscription period. Moreover, our customers that do renew their subscriptions may renew for lower subscription or usage amounts or for shorter subscription periods. In addition, in the first year of a subscription, customers often purchase an increased level of professional services (such as training and deployment services) than they do in renewal years. Costs associated with maintaining a professional services department are relatively fixed in the short-term, while professional services revenue is dependent on the amount of billable work actually performed for customers in a period, the combination of which may result in variability in, and have a negative impact on, our gross profit. Customer renewals may decline or fluctuate as a result of a number of factors, including the breadth of early deployment, reductions in our customers’ spending levels, higher volumes of usage purchased upfront relative to actual usage during the subscription term, changes in customers’ business models and use cases, our customers’ satisfaction or dissatisfaction with our solution, our pricing or pricing structure, the pricing or capabilities of products or services offered by our competitors, or the effects of economic conditions, including as a result of the COVID-19 pandemic. If our customers do not renew their agreements with us, or renew on terms less favorable to us, our revenue may decline.
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
Volatility or lack of appreciation in our stock price may also affect our ability to attract and retain our key employees. Many of our senior personnel and other key employees have become, or will soon become, vested in a substantial amount of stock or stock options. Employees may be more likely to leave us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase price of the shares or the exercise price of the options, or conversely, if the exercise price of the options that they hold are significantly above the market price of our Class A common stock. If we are unable to retain our employees, or if we need to increase our compensation expenses, including equity compensation expenses, to retain our employees, our business, results of operations, financial condition, and cash flows could be adversely affected.

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
Our business strategy includes acquiring other complementary products, technologies, or businesses. For example, in August 2022, we entered into an agreement to acquire Zephr. An acquisition, investment, or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of the acquired companies, particularly if the key personnel of the acquired companies choose not to work for us, if an acquired company’s software is not easily adapted to work with ours, or if we have difficulty retaining the customers of any acquired business due to changes in management or otherwise.
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
The COVID-19 pandemic has impacted worldwide economic activity and financial markets. In light of the uncertain and evolving situation relating to the spread of the disease and efficacy of vaccines, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers and the communities in which we operate, which could negatively impact our business. Many of our employees continue to work remotely, we have reduced our office footprint in the San Francisco Bay Area, and have made available office space that we plan to sublease. Due to market conditions, we have experienced difficulties in subleasing such available office space and if we are unable to sublease the office space on acceptable terms in a reasonable timeframe, we would incur impairment charges in addition to those described in Note 12. Leases of the Annual Report on Form 10-K for the fiscal year ended January 31, 2022 filed with the SEC on March 28, 2022.

As pandemic conditions have improved and government regulations have generally eased in light of availability of vaccines and other health measures, business travel and in-person customer events have increased. In the future, we may deem it advisable to alter, postpone or cancel customer, employee or industry events in the future. We may adjust our policies and business practices in light of the evolving COVID-19 pandemic and related government restrictions and public health guidance, and any such restrictive measures could negatively impact our business.
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
More generally, the COVID-19 pandemic has had, and could continue to have, an adverse effect on economies and financial markets globally, potentially leading to an economic downturn, which could decrease technology spending and adversely affect demand for our products and services. Although our financial results for the fiscal quarter ended July 31, 2022 have not been materially impacted by the COVID-19 pandemic, any prolonged economic downturn or recession as a result of the COVID-19 pandemic could materially harm the business and operating results of our company and our customers, resulting in potential business closures and layoffs of employees, which effects may continue even after the COVID-19 pandemic is contained. The occurrence of any such events may lead to a reduction in the capital and operating budgets we or our customers have available, which could harm our business, financial condition and operating results. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening certain of the other risks described in this “Risk Factors” section. It is not possible at this time to estimate the long-term impact that COVID-19 could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.
We have a history of net losses, anticipate increasing our operating expenses in the future, and may not achieve or sustain profitability.
We have incurred net losses in each fiscal year since inception, including net losses of $99.4 million, $73.2 million, and $83.4 million in fiscal 2022, 2021, and 2020, respectively. We expect to incur net losses for the foreseeable future. As of July 31, 2022, we had an accumulated deficit of $616.5 million. We expect to make significant future expenditures related to the development and expansion of our business, including increasing our overall customer base, expanding relationships with existing customers, entering new vertical markets, expanding our global footprint, expanding and leveraging our relationships with strategic partners including system integrators to accelerate our growth, optimizing pricing and packaging, and expanding our operations and infrastructure, both domestically and internationally, and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these increased expenses. Some or all of the foregoing initiatives have been and may continue to be temporarily delayed or re-evaluated as part of our efforts to mitigate the ongoing effects of the COVID-19 pandemic on our business, which may negatively affect our ability to expand our operations and maintain or increase our sales. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.
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
We have been recognizing increased revenue from international sales, and we conduct our business activities in various foreign countries. We currently have operations in North America, Europe, Asia, and Australia. During the six months ended July 31, 2022, we derived approximately 35% of our total revenue from customers located outside the United States. Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple cultures, customs, legal systems, regulatory systems, and commercial infrastructures. International expansion requires us to invest significant funds and other resources. Our operations in international markets may not develop at a rate that supports our level of investment. Expanding internationally may subject us to new risks that we have not faced before or increase risks that we currently face, including risks associated with:
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
In order to support our growth and respond to business challenges, such as developing new features or enhancements to our solution to stay competitive, acquiring new technologies, and improving our infrastructure, we have made significant financial investments in our business, and we intend to continue to make such investments. As a result, to provide the funds required for these investments and other business endeavors, we may need to engage in equity or debt financings. For example, in March 2022, we issued to Silver Lake the Initial Notes and have agreed to issue to Silver Lake up to an additional $150.0 million in senior unsecured notes. See Note 9. Debt to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information about the 2029 Notes. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution, and these securities could have rights, preferences, and privileges that are superior to that of holders of our common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve additional restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. Future volatility in the trading price of our common stock may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression or other sustained adverse market event resulting from the spread of COVID-19 could materially and adversely affect our business and the value of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations.
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
As of July 31, 2022, a total of 123.8 million shares of Class A common stock and 8.1 million shares of Class B common stock were outstanding. Issuances of a substantial number of shares of our Class A common stock, including as a result of the exercise or conversion into Class A common stock of outstanding convertible notes, warrants, equity awards, shares of Class B common stock or other securities, could result in significant dilution to our existing stockholders and cause the market price of our Class A common stock to decline. From time to time, we may issue shares of common stock or securities convertible into shares of common stock in connection with a financing, an acquisition, investments, or otherwise. For example, as described in Note 9. Debt, on March 24, 2022 (Initial Closing Date), we issued to Silver Lake convertible notes in the aggregate principal amount of $250.0 million as well as warrants to purchase up to 7.5 million shares of Class A common stock, and we have agreed to issue additional convertible notes in the aggregate principal amount of $150.0 million to Silver Lake 18 months after the Initial Closing Date (or sooner under certain conditions). In addition, under certain circumstances, the number of shares issuable upon conversion of the convertible notes or exercise of the Warrants may be subject to increase, as described in Note 9. Debt and Note 17. Warrants to Purchase Shares of Common Stock. The conversion of these convertible notes or exercise of these Warrants could result in a substantial number of shares of our Class A common stock being issued. Silver Lake is generally restricted from converting the convertible notes or exercising the Warrants, or transferring them, during the 18 month period following the Initial Closing Date, except in certain circumstances.
In addition, we grant equity awards to employees, directors, and consultants under our 2018 Equity Incentive Plan on an ongoing basis and our employees have the right to purchase shares of our Class A common stock semi-annually under our 2018 Employee Stock Purchase Plan. As of July 31, 2022, there were a total of 25.6 million shares of Class A common stock subject to outstanding options and restricted stock units (RSUs), including performance stock units (PSUs). Subject to vesting and other applicable requirements, the shares issued upon the exercise of such options or settlement of such RSUs will be available for resale in the open market.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of July 31, 2022, our directors and executive officers, and their affiliates, held substantially all of our Class B common stock and a substantial portion of the combined voting power of our common stock. As a result, we expect our directors and officers would control all matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the outstanding shares of Class B common stock, (ii) April 16, 2028, and (iii) the date the shares of Class B common stock cease to represent at least 5% of all outstanding shares of our common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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

ZUORA, INC.

Date: August 31, 2022	By:	/s/ Todd McElhatton
Todd McElhatton
Chief Financial Officer (Principal Accounting and Financial Officer)