Form 10-Q
period 2022-10-31
ZUORA INC
filed 2022-12-08
CIK 1423774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2022
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

As of November 30, 2022, the number of shares of the Registrant’s Class A common stock outstanding was 125.5 million and the number of shares of the Registrant’s Class B common stock outstanding was 8.1 million.

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
•economic uncertainty and associated trends in macroeconomic conditions, including recession, inflation and rising interest rates;
•currency exchange rate fluctuations;
•trends and expectations in our operating and financial metrics, including customers with Annual Contract Value (ACV) equal to or greater than $100,000, dollar-based retention rate, annual recurring revenue, and growth of and within our customer base;
•future acquisitions, the anticipated benefits of such acquisitions and our ability to integrate the operations and technology of any acquired company, including our acquisition of Zephr Inc Limited (Zephr);
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
•the impact of actions that we are taking to improve operational efficiencies and operating costs, including the workforce reduction we approved in November 2022; and
•other statements regarding our future operations, financial condition, prospects and business strategies, including our ability to sublease office space in the San Francisco Bay Area.
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

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements
ZUORA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	October 31, 2022	January 31, 2022
Assets
Current assets:
Cash and cash equivalents	$182,261	$113,507
Short-term investments	218,341	101,882
Accounts receivable, net of allowance for credit losses of $2,079 and $3,188 as of October 31, 2022 and January 31, 2022, respectively	75,835	82,263
Deferred commissions, current portion	15,735	15,080
Prepaid expenses and other current assets	19,537	15,603
Total current assets	511,709	328,335
Property and equipment, net	28,978	27,676
Operating lease right-of-use assets	27,583	32,643
Purchased intangibles, net	13,930	3,452
Deferred commissions, net of current portion	26,875	26,727
Goodwill	52,618	17,632
Other assets	4,500	4,787
Total assets	$666,193	$441,252
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,612	$6,785
Accrued expenses and other current liabilities	22,903	14,225
Accrued employee liabilities	32,926	32,425
Debt, current portion	—	1,660
Deferred revenue, current portion	152,321	152,740
Operating lease liabilities, current portion	9,636	11,462
Total current liabilities	228,398	219,297
Debt, net of current portion	208,393	—
Deferred revenue, net of current portion	639	771
Operating lease liabilities, net of current portion	40,103	45,633
Deferred tax liabilities	3,255	3,243
Other long-term liabilities	1,501	1,701
Total liabilities	482,289	270,645
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A common stock	13	12
Class B common stock	1	1
Additional paid-in capital	840,218	734,149
Accumulated other comprehensive loss	(2,769)	(108)
Accumulated deficit	(653,559)	(563,447)
Total stockholders’ equity	183,904	170,607
Total liabilities and stockholders’ equity	$666,193	$441,252
See notes to unaudited condensed consolidated financial statements.

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Revenue:
Subscription	$86,567	$73,775	$248,878	$210,415
Professional services	14,505	15,455	44,168	45,631
Total revenue	101,072	89,230	293,046	256,046
Cost of revenue:
Subscription	21,727	17,279	60,024	50,190
Professional services	18,553	18,416	55,140	54,218
Total cost of revenue	40,280	35,695	115,164	104,408
Gross profit	60,792	53,535	177,882	151,638
Operating expenses:
Research and development	28,413	21,738	77,639	61,565
Sales and marketing	46,973	37,004	132,576	105,130
General and administrative	19,327	16,370	55,433	46,931
Total operating expenses	94,713	75,112	265,648	213,626
Loss from operations	(33,921)	(21,577)	(87,766)	(61,988)
Change in fair value of warrant liability	452	—	9,348	—
Interest expense	(4,444)	(39)	(10,647)	(111)
Interest and other income (expense), net	1,187	(663)	98	(923)
Loss before income taxes	(36,726)	(22,279)	(88,967)	(63,022)
Income tax provision	308	610	1,145	1,221
Net loss	(37,034)	(22,889)	(90,112)	(64,243)
Comprehensive loss:
Foreign currency translation adjustment	(973)	(127)	(1,648)	(386)
Unrealized loss on available-for-sale securities	(337)	(27)	(1,013)	(61)
Comprehensive loss	$(38,344)	$(23,043)	$(92,773)	$(64,690)
Net loss per share, basic and diluted	$(0.28)	$(0.18)	$(0.69)	$(0.52)
Weighted-average shares outstanding used in calculating net loss per share, basic and diluted	132,579	125,141	130,461	123,230
See notes to unaudited condensed consolidated financial statements.

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Nine Months Ended October 31, 2022
						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, January 31, 2022	119,008	$12	9,048	$1	$734,149	$(108)	$(563,447)	$170,607
Conversion of Class B common stock to Class A common stock	1,276	—	(1,276)	—	—	—	—	—
Issuance of common stock upon exercise of stock options	49	—	349	—	2,097	—	—	2,097
RSU releases	4,418	1	—	—	—	—	—	1
Issuance of common stock under the ESPP	615	—	—	—	4,485	—	—	4,485
Charitable donation of stock	101	—	—	—	1,000	—	—	1,000
Stock-based compensation	—	—	—	—	80,045	—	—	80,045
Issuance of warrants	—	—	—	—	18,442	—	—	18,442
Other comprehensive loss	—	—	—	—	—	(2,661)	—	(2,661)
Net loss	—	—	—	—	—	—	(90,112)	(90,112)
Balance, October 31, 2022	125,467	$13	8,121	$1	$840,218	$(2,769)	$(653,559)	$183,904

	Three Months Ended October 31, 2022
						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, July 31, 2022	123,833	$12	8,122	$1	$810,636	$(1,459)	$(616,525)	$192,665
Conversion of Class B common stock to Class A common stock	111	—	(111)	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	110	—	575	—	—	575
RSU releases	1,523	1	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	29,007	—	—	29,007
Other comprehensive loss	—	—	—	—	—	(1,310)	—	(1,310)
Net loss	—	—	—	—	—	—	(37,034)	(37,034)
Balance, October 31, 2022	125,467	$13	8,121	$1	$840,218	$(2,769)	$(653,559)	$183,904

	Nine Months Ended October 31, 2021
						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 31, 2021	109,900	$11	11,004	$1	$635,127	$796	$(464,022)	$171,913
Conversion of Class B common stock to Class A common stock	4,074	—	(4,074)	—	—	—	—	—
Issuance of common stock upon exercise of stock options	398	1	2,117	—	15,691	—	—	15,692
Lapse of restrictions on common stock related to early exercise of stock options	—	—	—	—	25	—	—	25
RSU releases	2,513	—	26	—	—	—	—	—
Issuance of common stock under the ESPP	388	—	—	—	4,005	—	—	4,005
Charitable donation of stock	61	—	—	—	1,000	—	—	1,000
Stock-based compensation	—	—	—	—	51,778	—	—	51,778
Other comprehensive loss	—	—	—	—	—	(447)	—	(447)
Net loss	—	—	—	—	—	—	(64,243)	(64,243)
Balance, October 31, 2021	117,334	$12	9,073	$1	$707,626	$349	$(528,265)	$179,723

	Three Months Ended October 31, 2021
						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, July 31, 2021	115,312	$12	9,123	$1	$682,202	$503	$(505,376)	$177,342
Conversion of Class B common stock to Class A common stock	963	—	(963)	—	—	—	—	—
Issuance of common stock upon exercise of stock options	85	—	913	—	5,505	—	—	5,505
Lapse of restrictions on common stock related to early exercise of stock options	—	—	—	—	7	—	—	7
RSU releases	974	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	19,912	—	—	19,912
Other comprehensive loss	—	—	—	—	—	(154)	—	(154)
Net loss	—	—	—	—	—	—	(22,889)	(22,889)
Balance, October 31, 2021	117,334	$12	9,073	$1	$707,626	$349	$(528,265)	$179,723
See notes to unaudited condensed consolidated financial statements.

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(90,112)	$(64,243)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	13,725	12,642
Stock-based compensation	80,045	51,778
Provision for credit losses	1,403	1,859
Donation of common stock to charitable foundation	1,000	1,000
Amortization of deferred commissions	14,250	11,956
Reduction in carrying amount of right-of-use assets	5,859	7,230
Change in fair value of warrant liability	(9,348)	—
Change in fair value of contingent consideration	(1,800)	—
Other	575	678
Changes in operating assets and liabilities:
Accounts receivable	5,666	4,645
Prepaid expenses and other assets	(2,454)	(559)
Deferred commissions	(15,418)	(14,887)
Accounts payable	3,415	1,196
Accrued expenses and other liabilities	2,819	2,781
Accrued employee liabilities	282	1,513
Deferred revenue	(2,607)	1,152
Operating lease liabilities	(9,979)	(10,421)
Net cash (used in) provided by operating activities	(2,679)	8,320
Cash flows from investing activities:
Purchases of property and equipment	(8,471)	(6,044)
Insurance proceeds for damaged property and equipment	—	344
Purchase of intangible assets	—	(1,349)
Purchases of short-term investments	(205,464)	(77,386)
Maturities of short-term investments	89,013	82,592
Cash paid for acquisition, net of cash acquired	(41,000)	—
Net cash used in investing activities	(165,922)	(1,843)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	233,901	—
Proceeds from issuance of common stock upon exercise of stock options	2,097	15,692
Proceeds from issuance of common stock under employee stock purchase plan	4,485	4,005
Principal payments on debt	(1,480)	(3,333)
Net cash provided by financing activities	239,003	16,364
Effect of exchange rates on cash and cash equivalents	(1,648)	(386)
Net increase in cash and cash equivalents	68,754	22,455
Cash and cash equivalents, beginning of period	113,507	94,110
Cash and cash equivalents, end of period	$182,261	$116,565
Supplemental disclosure of non-cash investing and financing activities:
Lapse in restrictions on early exercised common stock options	$—	$25
Property and equipment purchases accrued or in accounts payable	$64	$123
Purchase of intangible assets included in accrued expenses and other current liabilities	$—	$225
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
Our most significant estimates and assumptions are related to revenue recognition with respect to the determination of the relative standalone selling prices for our services; the expected period of benefit over which deferred commissions are amortized; valuation of stock-based awards, our convertible senior notes and warrants, and contingent consideration; estimates of allowance for credit losses; estimates of the fair value of goodwill and long-lived assets when evaluating for impairments and for assets acquired from acquisitions; useful lives of intangibles and other long-lived assets; and the valuation of deferred income tax assets and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ materially from these estimates under different assumptions or conditions.

Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Our significant accounting policies are discussed in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements in our Annual Report for the fiscal year ended January 31, 2022. There have been no significant changes to these policies during the nine months ended October 31, 2022, except for updates resulting from our issuance to Silver Lake of the Initial Notes and Warrants (see Note 9. Debt for details) in March 2022, and updates resulting from the acquisition of Zephr, as discussed below. Additional information regarding our issuance of these convertible notes and warrants is included in Note 9. Debt and Note 17. Warrants to Purchase Shares of Common Stock, respectively, and additional information regarding our acquisition of Zephr is included in Note 19. Zephr Acquisition.
Derivative Financial Instruments
The accounting treatment of derivative financial instruments requires that we record certain embedded features and warrants as assets or liabilities at their fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date with any change in fair value recorded as income or expense. In connection with our issuance of the Initial Notes to Silver Lake on March 24, 2022, we adopted a sequencing policy in accordance with ASC 815-40 whereby financial instruments issued will be ordered by conversion or exercise price.
Deferred Debt Issuance Costs
Costs directly associated with obtaining debt financing are deferred and amortized using the effective interest rate method over the expected term of the related debt agreement. We determine the expected term of debt agreements by assessing the contractual term of the debt as well as any non-contingent put rights provided to the lenders. Unamortized amounts related to long-term debt are reflected on the unaudited condensed consolidated balance sheets as a direct deduction from the carrying amounts of the related long-term debt liability. Amortization expense of deferred loan costs was approximately $2.0 million and $4.6 million for the three and nine months ended October 31, 2022, respectively, and is included in Interest expense on the accompanying unaudited condensed consolidated statements of comprehensive loss.
Earnings per Share
Basic earnings per share (EPS) is calculated by dividing the net income or loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income or loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period and the weighted average number of dilutive common stock equivalents outstanding for the period determined using the if-converted method (convertible debt instruments) or treasury-stock method (warrants and share-based payment arrangements). For purposes of this calculation, common stock issuable upon conversion of debt, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.
Acquisitions
We assess acquisitions under ASC Topic 805, Business Combinations (ASC 805) to determine whether a transaction represents the acquisition of assets or a business combination. Under this guidance, we apply a two-step model. The first step involves a screening test where we evaluate whether substantially all of the fair value of the gross assets acquired is concentrated in either a single asset or a group of similar assets. If the screening test is met, we account for the set as an asset acquisition. If the screening test is not met, we apply the second step of the model to determine if the set meets the definition of a business based on the guidance in ASC 805. If the second step is met, the transaction is treated as a business combination. If the second step is not met, it is treated as an asset acquisition.
A business combination is accounted for using the acquisition method of accounting. Under the acquisition method, assets acquired and liabilities assumed are recorded at their respective fair values as of the acquisition date. Any excess fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill. The allocation of the consideration requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted average cost of capital, and the cost savings related to the business combination. These estimates are inherently uncertain and unpredictable. Contingent consideration incurred in connection with the business combination is recorded at its fair value on the acquisition date and is remeasured through credits or charges to the unaudited condensed consolidated statements of comprehensive loss each subsequent reporting period and is classified as contingent consideration in the unaudited condensed consolidated balance sheet until the related contingencies are resolved.
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
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The standard requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. We retroactively adopted this standard as of February 1, 2022. The adoption of this standard on February 1, 2022 had no impact on our unaudited condensed consolidated financial statements.

Note 3. Investments
The amortized costs, unrealized gains and losses and estimated fair values of our short-term investments were as follows (in thousands):

	October 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$52,723	$—	$(698)	$52,025
Corporate bonds	51,918	—	(459)	51,459
Commercial paper	100,908	—	—	100,908
Supranational bonds	9,998	—	(31)	9,967
Foreign government securities	4,033	—	(51)	3,982
Total short-term investments	$219,580	$—	$(1,239)	$218,341

	January 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$18,082	$—	$(155)	$17,927
Corporate bonds	21,225	—	(49)	21,176
Commercial paper	55,234	—	—	55,234
Supranational bonds	3,503	—	—	3,503
Foreign government securities	4,064	—	(22)	4,042
Total short-term investments	$102,108	$—	$(226)	$101,882
There were no material realized gains or losses from sales of marketable securities that were reclassified out of accumulated other comprehensive loss into investment income during the three and nine months ended October 31, 2022 and 2021. We had no significant unrealized losses on our available-for-sale securities as of October 31, 2022 and January 31, 2022, and we do not expect material credit losses on our current investments in future periods. All securities had stated effective maturities of less than one year as of October 31, 2022.
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

The following tables summarize our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	October 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$162,503	$—	$—	$162,503
Short-term investments:
U.S. government securities	$—	$52,025	$—	$52,025
Corporate bonds	—	51,459	—	51,459
Commercial paper	—	100,908	—	100,908
Supranational bonds	—	3,982	—	3,982
Foreign government securities	—	9,967	—	9,967
Total short-term investments	$—	$218,341	$—	$218,341
Liabilities:
Warrant liability	$—	$—	$2,695	$2,695
Contingent consideration	—	—	3,000	3,000
Total liabilities	$—	$—	$5,695	$5,695

	January 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$92,668	$—	$—	$92,668
Short-term investments:
U.S. government securities	$—	$17,927	$—	$17,927
Corporate bonds	—	21,176	—	21,176
Commercial paper	—	55,234	—	55,234
Supranational bonds	—	3,503	—	3,503
Foreign government securities	—	4,042	—	4,042
Total short-term investments	$—	$101,882	$—	$101,882
Changes in our Level 3 fair value measurements were as follows (in thousands):

	Warrant Liability	Acquisition-related Contingent Consideration
Balance, January 31, 2022	$—	$—
Issuances	12,043	—
Additions	—	4,800
Settlements	—	—
Gain on change in fair value	(9,348)	(1,800)
Balance, October 31, 2022	$2,695	$3,000
The carrying amounts of certain financial instruments, including cash held in bank accounts, accounts receivable, accounts payable, and accrued expenses, approximate fair value due to their relatively short maturities.

As of October 31, 2022, the net carrying amount of the Initial Notes was $208.4 million, and the estimated fair value was $139.3 million. The fair value of the Initial Notes is classified as a Level 3 measurement. Additional information regarding the Initial Notes and Warrant liability is included in Note 9. Debt and Note 17. Warrants to Purchase Shares of Common Stock, respectively. Additional information regarding acquisition-related contingent consideration is included in Note 19. Zephr Acquisition.
Note 5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	October 31, 2022	January 31, 2022
Prepaid software subscriptions	$5,693	$6,854
Prepaid insurance	3,367	3,220
Contract assets	2,164	1,289
Taxes	1,668	1,270
Deposits	1,229	250
Prepaid hosting costs	1,052	767
Other	4,364	1,953
Total	$19,537	$15,603
Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	October 31, 2022	January 31, 2022
Software	$31,055	$25,495
Leasehold improvements	16,932	17,277
Computer equipment	15,212	14,746
Furniture and fixtures	4,260	4,424
	67,459	61,942
Less accumulated depreciation and amortization	(38,481)	(34,266)
Total	$28,978	$27,676
The following table summarizes the capitalized internal-use software costs included within the Software line item in the table above (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Internal-use software costs capitalized during the period	$1,621	$1,748	$5,770	$3,710

			October 31, 2022	January 31, 2022
Total capitalized internal-use software, net of accumulated amortization			$14,228	$11,534
The following table summarizes total depreciation and amortization expense related to property and equipment, including amortization of internal-use software, included in General and administrative and Cost of subscription revenue in the accompanying unaudited condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Total depreciation and amortization expense	$2,646	$2,802	$7,013	$8,630

Note 7. Purchased Intangible Assets and Goodwill
The following tables summarize the purchased intangible asset balances (in thousands):

	October 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$19,563	$(8,694)	$10,869
Customer relationships	5,186	(3,085)	2,101
Trade name	1,708	(748)	960
Total	$26,457	$(12,527)	$13,930

	January 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$9,271	$(7,692)	$1,579
Customer relationships	4,287	(2,717)	1,570
Trade name	909	(606)	303
Total	$14,467	$(11,015)	$3,452
Purchased intangible assets are being amortized to Cost of subscription revenue in the accompanying unaudited condensed consolidated statements of comprehensive loss on a straight-line basis over their estimated useful lives ranging from three to ten years. The following table summarizes amortization expense recognized on purchased intangible assets during the periods indicated (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Purchased intangible assets amortization expense	$586	$554	$1,512	$1,496
Estimated future amortization expense for purchased intangible assets as of October 31, 2022 was as follows (in thousands);

Fiscal year ending:
2023 (remainder of the year)	$738
2024	2,952
2025	2,507
2026	1,873
2027	1,560
Thereafter	4,300
Total estimated amortization expense	$13,930
The following table represents the changes to goodwill (in thousands):

Goodwill
Balance, January 31, 2022	$17,632
Addition from acquisition	35,009
Effects of foreign currency translation	(23)
Balance, October 31, 2022	$52,618

Note 8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	October 31, 2022	January 31, 2022
Accrued outside services and consulting	$6,822	$3,712
Accrued hosting and third-party licenses	4,139	3,865
Accrued contingent consideration	3,000	—
Warrant liability	2,695	—
Accrued taxes	1,607	2,422
Accrued interest	850	—
Other accrued expenses	3,790	4,226
Total	$22,903	$14,225
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
We determined that the Initial Notes arrangement consisted of three freestanding instruments: the Initial Notes, the Warrants and the loan commitment related to the Additional Notes. In addition, we evaluated the embedded features in the Initial Notes and identified certain embedded features which were not clearly and closely related to the Initial Notes and met the definition of a derivative, and therefore required bifurcation from the host contract. We determined that the fair value of these bifurcated derivatives was de minimis as of the Initial Closing Date and as of October 31, 2022.
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
The carrying value of the Initial Notes was classified as long-term and consisted of the following (in thousands):

October 31, 2022
Initial Notes principal	$250,000
Unamortized discount	(41,607)
Carrying value	$208,393
Interest expense related to the Initial Notes, included in Interest expense in the accompanying unaudited condensed consolidated statements of comprehensive loss, was as follows (in thousands):

	Three Months Ended October 31, 2022	Nine Months Ended October 31, 2022
Contractual interest expense	$2,469	$5,953
Amortization of deferred loan costs	1,967	4,634
Total interest expense	$4,436	$10,587
Debt Agreement
We have an agreement with Silicon Valley Bank for a revolving loan facility, which is secured by a lien on substantially all of our non-IP assets (Debt Agreement). In October 2022 we amended the Debt Agreement, which extended the $30.0 million revolving loan facility to October 2025. The interest rate under the revolving loan facility is equal to the prime rate published by the Wall Street Journal minus 1.00%. We had not drawn down any amounts as of October 31, 2022.
The Debt Agreement also included a term loan facility, under which we borrowed $15.0 million in June 2017 to partially finance the acquisition of Leeyo Software, Inc. The term loan facility fully matured in June 2022. We made term loan principal and interest payments totaling $1.5 million in fiscal 2023, including the final term loan principal and interest payment of $0.4 million during the three months ended July 31, 2022, and paid a fee of 1.5% of the original principal amount of the term loan facility, or $225,000, upon termination of the facility.

Note 10. Deferred Revenue and Performance Obligations
The following table summarizes revenue recognized during the period that was included in the deferred revenue balance at the beginning of each respective period (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Revenue recognized from deferred revenue	$75,929	$66,868	$137,257	$118,608
As of October 31, 2022, total remaining non-cancellable performance obligations under our subscription contracts with customers was approximately $462.4 million and we expect to recognize revenue on approximately $262.4 million of these remaining performance obligations over the next 12 months. Remaining performance obligations under our professional services contracts as of October 31, 2022 were not material.
Note 11. Geographical Information
Disaggregation of Revenue
Revenue by country, based on the customer’s address at the time of sale, was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
United States	$66,902	$55,577	$191,129	$161,251
Others	34,170	33,653	101,917	94,795
Total	$101,072	$89,230	$293,046	$256,046
Percentage of revenue by geographic area:
United States	66%	62%	65%	63%
Other	34%	38%	35%	37%
Other than the United States, no individual country exceeded 10% of total revenue for the three and nine months ended October 31, 2022 and 2021.
Long-lived assets
Long-lived assets, which consist of property and equipment, net, deferred commissions, purchased intangible assets, net and operating lease right-of-use assets by geographic location, are based on the location of the legal entity that owns the asset. As of October 31, 2022, the United States and United Kingdom each exceeded 10% of total long-lived assets. As of October 31, 2021, no individual country exceeded 10% of total long-lived assets other than the United States.

Note 12. Leases
We have non-cancelable operating leases for our offices located in the U.S. and abroad. As of October 31, 2022, these leases expire on various dates between 2023 and 2030. Certain lease agreements include one or more options to renew, with renewal terms that can extend the lease up to seven years. We have the right to exercise or forego the lease renewal options. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of our long-term operating leases and related operating lease cost were as follows (in thousands):

	October 31, 2022	January 31, 2022
Operating lease right-of-use assets	$27,583	$32,643

Operating lease liabilities, current portion	$9,636	$11,462
Operating lease liabilities, net of current portion	40,103	45,633
Total operating lease liabilities	$49,739	$57,095

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Operating lease cost[1]	$2,337	$3,156	$7,589	$9,529
(1) Includes costs related to our short-term operating leases as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Short-term operating lease costs	$118	$98	$317	$294
The future maturities of long-term operating lease liabilities for each fiscal year were as follows (in thousands):

Maturities of Operating Lease Liabilities
2023 (remainder of the year)	$3,275
2024	11,171
2025	6,872
2026	6,490
2027	6,702
Thereafter	24,210
Total lease payments	58,720
Less imputed interest	(8,981)
Present value of lease liabilities	$49,739
Other supplemental information related to our long-term operating leases includes the following (dollars in thousands):

	October 31, 2022	January 31, 2022
Weighted-average remaining operating lease term	6.7 years	7.0 years
Weighted-average operating lease discount rate	4.7%	4.6%

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases	$2,639	$3,403	$9,461	$10,267
New right-of-use assets obtained in exchange for lease liabilities:
Operating leases obtained	$799	$703	$799	$4,626

Note 13. Commitments and Contingencies
Letters of Credit
In connection with the execution of certain facility leases, we had bank issued irrevocable letters of credit for $4.5 million as of October 31, 2022 and January 31, 2022. No draws have been made under such letters of credit.
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
Securities Class Actions
In June 2019, a putative securities class action lawsuit was filed in the U.S. District Court for the Northern District of California naming Zuora and certain of its officers as defendants. The complaint purports to bring suit on behalf of stockholders who purchased or otherwise acquired Zuora's securities between April 12, 2018 and May 30, 2019. The complaint alleges that defendants made false and misleading statements about Zuora's business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (Exchange Act), and seeks unspecified compensatory damages, fees and costs. In November 2019, the lead plaintiff filed a consolidated amended complaint asserting the same claims. In April 2020, the court denied defendants’ motion to dismiss. On March 15, 2021, the court granted plaintiff’s motion to certify a class consisting of persons and entities who purchased or acquired Zuora common stock between April 12, 2018 and May 30, 2019 and who were allegedly damaged thereby. Discovery in this case concluded in October 2022. A hearing on summary judgment motions, which have yet to be filed, is currently scheduled for March 2023 and trial is currently set to begin in May 2023.
In April and May 2020, two putative securities class action lawsuits were filed in the Superior Court of the State of California, County of San Mateo, naming as defendants Zuora and certain of its current and former officers, its directors and the underwriters of Zuora's initial public offering (IPO). The complaints purport to bring suit on behalf of stockholders who purchased or otherwise acquired Zuora's securities pursuant or traceable to the Registration Statement and Prospectus issued in connection with Zuora's IPO and allege claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The suits seek unspecified damages and other relief. In July 2020, the court entered an order consolidating the two lawsuits, and the lead plaintiffs filed a consolidated amended complaint asserting the same claims. In October 2020, the court denied defendants’ demurrer as to the Section 11 and Section 15 claims and granted the demurrer as to the Section 12(a)(2) claim with leave to file an amended complaint. In November 2020, the lead plaintiffs filed an amended consolidated complaint. Defendants' demurrer to the Section 12(a)(2) claim was sustained with leave to amend. In October 2021, the court certified a class for the Section 11 and Section 15 claims, consisting of persons and entities who purchased or acquired Zuora common stock pursuant or traceable to the Registration Statement and Prospectus issued in connection with Zuora’s IPO. The lead plaintiffs voluntarily dismissed the Section 12(a)(2) claim without prejudice. Discovery in this case is ongoing.
Given the procedural posture and the nature of such litigation matters, we are unable to estimate the reasonably possible loss or range of loss, if any, that may result from these matters. We dispute the claims described above and intend to vigorously defend against them.
Derivative Litigation
In September 2019, two stockholder derivative lawsuits were filed in the U.S. District Court for the Northern District of California against certain of Zuora’s directors and executive officers and naming Zuora as a nominal defendant. The derivative actions allege claims based on events similar to those in the securities class actions and assert causes of action against the individual defendants for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and for making false and misleading statements about Zuora's business, operations, and prospects in violation of Section 14(a) of the Exchange Act. Plaintiffs seek corporate reforms, unspecified damages and restitution, and fees and costs. In November 2019, the stockholder derivative lawsuits, which are related to the federal securities class action, were assigned to the same judge who is overseeing the federal securities class action lawsuit. In February 2020, the court entered an order consolidating the two derivative lawsuits, and in March 2022, plaintiffs filed a consolidated complaint.
In May and June 2020, two stockholder derivative lawsuits were filed in the U.S. District Court for the District of Delaware against certain of Zuora’s directors and current and former executive officers. The derivative actions allege claims based on events similar to those in the securities class actions and the derivative actions pending in the Northern District of California and assert causes of action against the individual defendants for breach of fiduciary duty, unjust enrichment, waste of corporate assets, contribution, and for making false and misleading statements about Zuora’s business, operations, and prospects in violation of Section 14(a) of the Exchange Act. Plaintiff seeks corporate reforms, unspecified damages and restitution, and fees and costs. In June 2020, the court entered an order consolidating the two District of Delaware derivative lawsuits. The suits are currently stayed.
In February and March 2021, two additional stockholder derivative lawsuits were filed in Delaware Chancery Court alleging similar claims based on the same underlying events. The two Chancery Court cases have been consolidated and an amended consolidated complaint has been filed. The suits are currently stayed.
In May 2022, a stockholder derivative lawsuit was filed in the U.S. District Court for the Northern District of California against certain of Zuora’s directors and executive officers and naming Zuora as a nominal defendant. The derivative action alleges claims based on events similar to those in the securities class actions and asserts causes of action against the individual defendants for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and contribution. Plaintiff seeks corporate reforms, unspecified damages and restitution, and fees and costs. This suit is currently stayed.
Given the procedural posture and the nature of such litigation matters, we are unable to estimate the reasonably possible loss or range of loss, if any, that may result from these matters.
Other Contractual Obligations
As of October 31, 2022, we had a contractual obligation to make $39.1 million in purchases of cloud computing services provided by one of our vendors by September 30, 2024.
Note 14. Income Taxes
The following table reflects our income tax provision, pretax loss and effective tax rate for the periods presented (in thousands, except percentages):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Loss before income taxes	$(36,726)	$(22,279)	$(88,967)	$(63,022)
Income tax provision	308	610	1,145	1,221
Effective tax rate	(0.8)%	(2.7)%	(1.3)%	(1.9)%
The effective tax rates differ from the statutory rates primarily as a result of providing no benefit on pretax losses incurred in the United States, as we have determined that the benefit of the losses is not more likely than not to be realized.
Note 15. Stockholders’ Equity
Preferred Stock
As of October 31, 2022, Zuora had authorized 10 million shares of preferred stock, each with a par value of $0.0001 per share. As of October 31, 2022, no shares of preferred stock were issued and outstanding.
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
As of October 31, 2022, Zuora had authorized 500 million shares of Class A common stock and 500 million shares of Class B common stock, each with a par value of $0.0001 per share. As of October 31, 2022, 125.5 million shares of Class A common stock and 8.1 million shares of Class B common stock were issued and outstanding.
Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive loss were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Loss on Available-for-Sale Securities	Total
Balance, January 31, 2022	$118	$(226)	$(108)
Foreign currency translation adjustment	(1,648)	—	(1,648)
Unrealized loss on available-for-sale securities	—	(1,013)	(1,013)
Balance, October 31, 2022	$(1,530)	$(1,239)	$(2,769)
There were no material reclassifications out of accumulated other comprehensive loss during the three and nine months ended October 31, 2022. Additionally, there was no material tax impact on the amounts presented.
Note 16. Employee Stock Plans
Equity Incentive Plans
In March 2018, our Board of Directors adopted and our stockholders approved the 2018 Equity Incentive Plan (2018 Plan). The 2018 Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, restricted stock units (RSUs), performance awards, and stock bonuses. As of October 31, 2022, approximately 26.7 million shares of Class A common stock were reserved and available for issuance under the 2018 Plan. In addition, as of October 31, 2022, 4.3 million stock options and RSUs exercisable or settleable for Class B common stock were outstanding in the aggregate under our 2006 Stock Plan (2006 Plan) and 2015 Equity Incentive Plan (2015 Plan), which plans were terminated in May 2015 and April 2018, respectively. The 2006 Plan and 2015 Plan continue to govern outstanding equity awards granted thereunder.
Stock Options
The following tables summarize stock option activity and related information (in thousands, except weighted-average exercise price, weighted-average grant date fair value and average remaining contractual term):

	Shares Subject To Outstanding Stock Options	Weighted-Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, January 31, 2022	8,560	$9.22	5.9	$67,259
Granted	20	12.52
Exercised	(398)	5.23
Forfeited	(307)	14.21
Balance, October 31, 2022	7,875	9.23	5.2	14,046
Exercisable as of October 31, 2022	3,274	3.40	2.7	14,046
Vested and expected to vest as of October 31, 2022	7,743	9.15	5.2	14,046

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022[1]	2021[1]	2022	2021
Weighted-average grant date fair value per share of options granted during each respective period	—	—	$5.54	$6.54
Aggregate intrinsic value of options exercised during each respective period	$356	$12,868	$2,386	$27,606
_________________________________
(1) No stock options were granted during the three months ended October 31, 2022 and 2021.
We used the Black-Scholes option-pricing model to estimate the fair value of our stock options granted during each respective period using the following assumptions1:

	Nine Months Ended October 31,
	2022	2021
Fair value of common stock	$12.52	$15.64 - $15.87
Expected volatility	42.6%	42.3% - 42.7%
Expected term (years)	5.8	6.0 - 6.1
Risk-free interest rate	3.0%	1.0%- 1.1%
Expected dividend yield	—%	—%
______________
(1) No stock options were granted during the three months ended October 31, 2022 and 2021.
RSUs
The following table summarizes RSU activity and related information (in thousands, except weighted-average grant date fair value):

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance, January 31, 2022	12,171	$15.46
Granted	8,566	11.93
Vested	(4,418)	15.14
Forfeited	(2,085)	14.24
Balance, October 31, 2022	14,234	13.62
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

The following table summarizes PSU activity and related information (in thousands, except weighted-average grant date fair value):

	Number of PSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance, January 31, 2022	—	$—
Granted	2,905	15.21
Vested	—	—
Forfeited	—	—
Balance, October 31, 2022	2,905	$15.21
2018 Employee Stock Purchase Plan
In March 2018, our Board of Directors adopted and our stockholders approved the 2018 Employee Stock Purchase Plan (ESPP). This plan is broadly available to our employees in the United States and certain other countries in which we operate. A total of 4.6 million shares of Class A common stock were reserved and available for issuance under the ESPP as of October 31, 2022. The ESPP provides for 24-month offering periods beginning June 15 and December 15 of each year, and each offering period contains four six-month purchase periods. On each purchase date, ESPP participants will purchase shares of our Class A common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Class A common stock on the offering date or (2) the fair market value of the Class A common stock on the purchase date.
We estimated the fair value of ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended October 31,
	2022	2021
Fair value of common stock	$8.91	$16.07
Expected volatility	44.4% - 52.3%	41.8% - 53.2%
Expected term (years)	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	2.3% - 3.2%	0.1% - 0.2%
Expected dividend yield	—%	—%
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories in the accompanying unaudited condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Cost of subscription revenue	$2,437	$1,580	$6,517	$4,157
Cost of professional services revenue	3,479	2,822	10,186	7,487
Research and development	7,536	5,774	20,967	15,546
Sales and marketing	10,188	6,298	27,603	15,993
General and administrative	5,367	3,438	14,772	8,595
Total stock-based compensation expense	$29,007	$19,912	$80,045	$51,778
As of October 31, 2022, unrecognized compensation costs related to unvested equity awards and the weighted-average remaining period over which those costs are expected to be recognized were as follows (dollars in thousands):

	Stock Options	RSUs	PSUs	ESPP
Unrecognized compensation costs	$6,766	$159,074	$10,028	$7,748
Weighted-average remaining recognition period	1.8 years	2.3 years	1.8 years	1.1 years

Note 17. Warrants to Purchase Shares of Common Stock
In connection with the issuance of the 2029 Notes (discussed Note 9. Debt), we issued to Silver Lake the Warrants to acquire up to 7.5 million shares of Class A common stock, exercisable for a period of approximately seven years from the Initial Closing Date, and of which (i) Warrants to purchase up to 2.5 million shares of Class A common stock are exercisable at $20.00 per share, (ii) Warrants to purchase up to 2.5 million shares of Class A common stock are exercisable at $22.00 per share and (iii) Warrants to purchase up to 2.5 million shares of Class A common stock are exercisable at $24.00 per share. In addition, Silver Lake can elect to exercise the Warrants on a net-exercise basis. If a Make-Whole Fundamental Change (as defined in the Form of Warrant) occurs, then the number of shares issuable upon exercise of the Warrants may be increased, and the exercise price for the Warrants adjusted. Beginning on the Initial Closing Date and ending on the earlier of (i) the date that is 18 months following the Initial Closing Date and (ii) the consummation of any Change in Control, except for certain limited exceptions, the Warrants are only exercisable with our written approval. As of October 31, 2022, all 7.5 million Warrants were outstanding.
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
The Warrants were measured using the Black-Scholes option pricing model at the issuance date (Initial Closing Date) and the Warrant liability was remeasured using the same model as of October 31, 2022 using the following inputs:

	October 31, 2022	March 24, 2022
Fair value of common stock[1]	$7.69	$13.77
Exercise price²	$22.00 - $24.00	$22.00 - $24.00
Expected volatility	40.4%	41.9%
Expected term (in years)	6.4	7.0
Risk-free interest rate	4.2%	2.4%
Expected dividend yield	—	—
______________
(1) The fair value of common stock was adjusted to reflect certain restrictions on the Warrants for 18 months following the issuance date.
(2) The range of exercise prices reflects the Warrants that were liability-classified.
As of October 31, 2022, the liability-classified Warrants were revalued, resulting in a realized gain of $0.5 million and $9.3 million during the three and nine months ended October 31, 2022, respectively, which is included in Change in fair value of warrant liability in the accompanying unaudited condensed consolidated statements of comprehensive loss. Refer to Note 4. Fair Value Measurements for the fair value of the liability-classified Warrants.

Note 18. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Numerator:
Net loss	$(37,034)	$(22,889)	$(90,112)	$(64,243)
Denominator:
Weighted-average common shares outstanding, basic and diluted	132,579	125,141	130,461	123,230
Net loss per share, basic and diluted	$(0.28)	$(0.18)	$(0.69)	$(0.52)
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

	October 31,
	2022	2021
Initial Notes conversion	12,500	—
Unvested RSUs issued and outstanding	14,234	12,618
Issued and outstanding stock options	7,875	9,018
Warrants	7,500	—
Unvested PSUs issued and outstanding	2,905	—
Shares committed under ESPP	439	324
Total	45,453	21,960

Note 19. Zephr Acquisition
On September 2, 2022 (Acquisition Closing Date), we acquired all of the outstanding equity securities of Zephr, a leading subscription experience platform used by global digital publishing and media companies, pursuant to a Share Purchase Agreement (Zephr SPA).
Purchase Consideration
The purchase consideration for the Zephr acquisition was $47.9 million, which includes (1) cash payments of $43.1 million, and (2) contingent consideration with an estimated fair value of $4.8 million on the Acquisition Closing Date, payable if certain conditions are met.
The contingent consideration arrangement requires us to pay the former stockholders of Zephr a multiple of the amount by which Zephr’s Annual Recurring Revenue (ARR) as of January 31, 2023 exceeds a target set in the Zephr SPA. The future payment is expected to be between $0 and $6.0 million, depending upon Zephr's ARR achievement. The fair value of the contingent consideration arrangement as of the Acquisition Closing Date was $4.8 million and was estimated by applying a probability-weighted discounted cash flow method. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. This analysis reflects the contractual terms of the Zephr SPA (e.g., potential payment amounts, length of measurement periods, manner of calculating any amounts due, etc.) and utilizes assumptions with regard to future cash flows, probabilities of achieving such future cash flows, and a discount rate.

As of October 31, 2022, the contingent consideration arrangement was revalued, resulting in a credit of $1.8 million, which is included in General and administrative in the accompanying unaudited condensed consolidated statements of comprehensive loss. Contingent consideration was classified as a liability and included in Accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets.
Assets and Liabilities Acquired
The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The excess of the purchase price over the estimated fair value of the tangible and intangible assets acquired and liabilities assumed has been recorded as goodwill. The Zephr acquisition resulted in recorded goodwill as a result of the synergies expected to be realized and how we expect to leverage the business to create additional value for our shareholders. The goodwill is not expected to be deductible for income tax purposes.
The following table summarizes the preliminary estimate of the fair value of the assets acquired and liabilities assumed as of September 2, 2022 (in thousands):

Total
Cash	$2,103
Accounts receivable	641
Prepaid expenses and other current assets	916
Fixed Assets	120
Intangible assets:
Tradename	800
Developed technology	10,300
Customer relationships	900
Goodwill	35,009
Accounts payable	(292)
Accrued liabilities	(303)
Other current liabilities	(225)
Deferred revenue	(2,056)
Fair value of net assets acquired	$47,913
The fair value of the acquired trade accounts receivables approximates the carrying value of trade accounts receivables due to the short-term nature of the expected timeframe to collect the amounts due to us and the contractual cash flows, which are expected to be collected related to these receivables.
We engaged a third-party specialist to assist management in the determination of the estimated fair value of intangible assets acquired. Variations of the income approach were used to estimate the fair values. Specifically, the relief from royalty method was used to measure the trade name, the multi period excess earnings method was used to measure the developed technology, and the distributor method was used to measure the customer relationships. The following table summarizes the acquired identifiable intangible assets, Acquisition Closing Date estimated fair values, and estimated useful lives (dollars in thousands):

	Fair Value	Useful Life
Trade name	$800	3.0 years
Developed technology	10,300	7.0 years
Customer relationships	900	10.0 years
Total intangible assets acquired	$12,000
The estimated fair values of the consideration transferred and net assets acquired are subject to refinement for up to one year after the Acquisition Closing Date as additional information regarding closing date fair value becomes available. During this one-year period, the causes of any changes in cash flow estimates are considered to determine whether the change results from circumstances that existed at the acquisition date, or if the change results from an event that occurred after the Acquisition Closing Date. The purchase price allocation for Zephr is preliminary as the working capital adjustments have not been finalized.
Transaction Costs
We incurred transaction costs in connection with the acquisition of $3.4 million during the nine months ended October 31, 2022, which were expensed as incurred and reflected as part of General and administrative within the accompanying unaudited condensed consolidated statements of comprehensive loss.
Employee Deferral
We agreed to pay $2.9 million to certain former Zephr employees, half of which is payable on September 2, 2023 and the remainder of which is payable on September 2, 2024, contingent upon continued employment with us through those dates. These costs are being recognized as compensation expense as service is provided through the respective payment dates.
Note 20. Subsequent Events

On November 30, 2022, Zuora approved a workforce reduction plan, impacting 11% of our workforce, to improve operational efficiencies and operating costs and better align our workforce with current business needs, priorities, and near term growth expectations, in light of current macroeconomic uncertainties. We expect to recognize a total of approximately $9.5 million in charges associated with this reduction plan, consisting primarily of termination benefits to the impacted employees, including severance payments and healthcare benefits. We expect substantially all of these charges to be cash expenditures. We recognized $3.7 million of these charges in the three months ended October 31, 2022, and expect to recognize substantially all of the remaining charges in the three months ended January 31, 2023.
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
Many of today’s enterprise software systems manage their quote-to-cash and revenue recognition process using software built for one-time transactions. These systems were not designed for the dynamic, ongoing nature of subscription, usage, or consumption-based pricing models, and can be extremely difficult to configure. In traditional product-based businesses, quote-to-cash and revenue recognition was a linear process—a customer orders a product, is billed for that product, payment is collected, and the revenue is recognized. These legacy product-based systems were not specifically designed to handle the complexities of ongoing customer relationships and recurring revenue commonly found in a subscription business, and their impact on areas such as billing proration, revenue recognition, reporting in real-time, and the lifetime value of the customer. Using legacy or homegrown software to build a subscription business often results in inefficient processes with prolonged and complex manual downstream work, hard-coded customizations, and a proliferation of stock-keeping units (SKUs).
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
Our solution includes Zuora Central Platform, Zuora Billing, Zuora Revenue, Zuora Collect, Zephr, and other software that support and expand upon these core products. Our software helps companies analyze data - including information such as which customers are delivering the most recurring revenue, or which segments are showing the highest churn, enabling customers to make informed decisions for their subscription business and quickly implement changes such as launching new services, updating pricing (usage, time, or outcome based), delivering new offerings, or making other changes to their customers’ subscription experience. We also have a large subscription ecosystem of global partners and the Subscribed Strategy Group, that can assist our customers with additional strategies and services throughout the subscription journey.
Companies in a variety of industries - technology, manufacturing, media and entertainment, telecommunications, and many others - are using our solution to scale and adapt to a world that is increasingly choosing subscription-based offerings.
COVID-19 Pandemic Impact
Our financial results for the first nine months of fiscal 2023 have not been materially impacted by the COVID-19 pandemic. The extent to which the COVID-19 pandemic impacts our business operations, financial performance and liquidity in future periods will depend on multiple uncertain factors, including the duration and severity of the COVID-19 pandemic, developments related to COVID-19 variants and vaccine efficacy, the pandemic’s overall negative impact on the global economy generally and on our customers, which operate in numerous industries, and continued responses by governments and businesses to COVID-19. Because our products are generally offered as subscription-based licenses and a portion of that revenue is recognized over time, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods.
We will continue to evaluate the nature and extent of the impact of the COVID-19 pandemic on our business. See Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for further discussion of the possible impact of the COVID-19 pandemic on our business and financial results.
Fiscal Third Quarter Business Highlights and Recent Developments:
•Customers with ACV exceeding $100,000 totaled 770 as of October 31, 2022, an increase of 7% compared to last year. We closed six deals that exceeded $500,000 in ACV.
•Our dollar-based retention rate decreased to 109% compared to 110% as of October 31, 2021.
•Our ARR was $350.7 million as of October 31, 2022 compared to $295.0 million as of October 31, 2021, representing ARR growth of 19%.
•Customer usage of Zuora solutions grew, with $21.5 billion in transaction volume through Zuora's billing platform during the three months ended October 31, 2022, an increase of 15% year-over-year and 17% on a constant currency basis.
•Acquired Zephr, a leading subscription experience platform used by global digital publishing and media companies. Refer to Note 19. Zephr Acquisition for further information.

•Committed to a workforce reduction plan designed to improve operational efficiencies and operating costs and better align our workforce with current business needs, priorities, and near term growth expectations, in light of macroeconomic uncertainties. Refer to Note 20. Subsequent Events.
Fiscal Third Quarter Financial Performance Summary:
Our financial performance for the three months ended October 31, 2022 compared to the three months ended October 31, 2021 reflects the following:
•Subscription revenue was $86.6 million, an increase of $12.8 million, or 17%; and total revenue was $101.1 million, an increase of $11.8 million, or 13%.
•On a constant currency basis, subscription revenue was $88.9 million, an increase of $15.1 million, or 20%; and total revenue was $104.1 million, an increase of $14.9 million, or 17%.
•Gross profit was $60.8 million, or 60% of total of revenue, compared to $53.5 million, or 60% of total revenue.
•Loss from operations was $33.9 million, or 34% of total revenue, compared to a loss of $21.6 million, or 24% of total revenue.
Key Operational and Financial Metrics
We monitor the following key operational and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:
Customers with Annual Contract Value (ACV) Equal to or Greater than $100,000
We believe our ability to enter into larger contracts is indicative of broader adoption of our solution by larger organizations. It also reflects our ability to expand our revenue footprint within our current customer base. We define ACV as the subscription revenue we would contractually expect to recognize from that customer over the next twelve months, assuming no increases or reductions in their subscriptions. We define the number of customers at the end of any particular period as the number of parties or organizations that have entered into a distinct subscription contract with us for which the term has not ended. Each party with which we have entered into a distinct subscription contract is considered a unique customer, and in some cases, there may be more than one customer within a single organization. The number of customers with ACV equal to or greater than $100,000 increased to 770 as of October 31, 2022, as compared to 720 customers as of October 31, 2021. We expect this metric to be relatively flat for the remainder of the fiscal year.
Dollar-Based Retention Rate
We believe our dollar-based retention rate is a key measure of our ability to retain and expand revenue from our customer base over time. We calculate our dollar-based retention rate as of a period end by starting with the sum of the ACV from all customers as of twelve months prior to such period end, or prior period ACV. We then calculate the sum of the ACV from these same customers as of the current period end, or current period ACV. Current period ACV includes any upsells and also reflects contraction or attrition over the trailing twelve months, but excludes revenue from new customers added in the current period. We then divide the current period ACV by the prior period ACV to arrive at our dollar-based retention rate. Our dollar-based retention rate decreased to 109% as of October 31, 2022, as compared to 110% as of October 31, 2021. While the dollar-based retention rate can fluctuate in any particular quarter, we expect it to decrease slightly over the remainder of this fiscal year.
Annual Recurring Revenue (ARR)
ARR represents the annualized recurring value at the time of initial booking or contract modification for all active subscription contracts at the end of a reporting period. ARR excludes the value of non-recurring revenue such as professional services revenue as well as contracts with new customers with a term of less than one year. ARR should be viewed independently of revenue and deferred revenue, and is not intended to be a substitute for, or combined with, any of these items. Our ARR was $350.7 million as of October 31, 2022, compared to $295.0 million as of October 31, 2021, representing an increase of 19% year-over-year. For the comparable prior year period ending October 31, 2021, our ARR growth was also 19% year-over-year. We expect our ARR year-over-year growth rate to decrease over the remainder of the fiscal year.
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

Results of Operations
The following tables set forth our unaudited condensed consolidated results of operations for the periods presented in dollars and as a percentage of our total revenue (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Revenue:
Subscription	$86,567	$73,775	$248,878	$210,415
Professional services	14,505	15,455	44,168	45,631
Total revenue	101,072	89,230	293,046	256,046
Cost of revenue:
Subscription	21,727	17,279	60,024	50,190
Professional services	18,553	18,416	55,140	54,218
Total cost of revenue	40,280	35,695	115,164	104,408
Gross profit	60,792	53,535	177,882	151,638
Operating expenses:
Research and development	28,413	21,738	77,639	61,565
Sales and marketing	46,973	37,004	132,576	105,130
General and administrative	19,327	16,370	55,433	46,931
Total operating expenses	94,713	75,112	265,648	213,626
Loss from operations	(33,921)	(21,577)	(87,766)	(61,988)
Change in fair value of warrant liability	452	—	9,348	—
Interest expense	(4,444)	(39)	(10,647)	(111)
Interest and other income (expense), net	1,187	(663)	98	(923)
Loss before income taxes	(36,726)	(22,279)	(88,967)	(63,022)
Income tax provision	308	610	1,145	1,221
Net loss	$(37,034)	$(22,889)	$(90,112)	$(64,243)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Revenue:
Subscription	86%	83%	85%	82%
Professional services	14	17	15	18
Total revenue	100	100	100	100
Cost of revenue:
Subscription	21	19	20	20
Professional services	18	21	19	21
Total cost of revenue	40	40	39	41
Gross profit	60	60	61	59
Operating expenses:
Research and development	28	24	26	24
Sales and marketing	46	41	45	41
General and administrative	19	18	19	18
Total operating expenses	94	84	91	83
Loss from operations	(34)	(24)	(30)	(24)
Change in fair value of warrant liability	—	—	3	—
Interest expense	(4)	—	(4)	—
Interest and other income (expense), net	1	(1)	—	—
Loss before income taxes	(36)	(25)	(30)	(25)
Income tax provision	—	1	—	—
Net loss	(37)%	(26)%	(31)%	(25)%
Note: Percentages in the table above may not sum due to rounding.
Non-GAAP Financial Measures
To supplement our unaudited condensed consolidated financial statements presented in accordance with U.S. GAAP, we monitor and consider non-GAAP financial measures including: subscription revenue and total revenue that exclude the impact of foreign currency exchange rate fluctuations (constant currency basis); non-GAAP cost of subscription revenue; non-GAAP cost of professional services revenue; non-GAAP gross profit; non-GAAP subscription gross margin; non-GAAP professional services gross margin; non-GAAP total gross margin; non-GAAP research and development expense; non-GAAP sales and marketing expense; non-GAAP general and administrative expense; non-GAAP income (loss) from operations; non-GAAP operating margin; non-GAAP net loss; non-GAAP net loss per share; and free cash flow. We use non-GAAP financial measures in conjunction with GAAP measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our Board of Directors concerning our financial performance. We believe these non-GAAP measures provide investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of our operating results. We also believe these non-GAAP measures are useful in evaluating our operating performance compared to that of other companies in our industry, as they generally eliminate the effects of certain items that may vary for different companies for reasons unrelated to overall operating performance.
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
•Acquisition-related transactions. We exclude acquisition-related transactions (including integration-related charges) that are not related to our ongoing operations, including expenses we incurred and gains or losses recognized on contingent consideration related to our acquisition of Zephr. We do not consider these transactions reflective of our core business or ongoing operating performance.
•Workforce reduction. We exclude charges related to the workforce reduction plan we approved in November 2022, including severance, health care and related expenses. We believe these charges are not indicative of our continuing operations.
The following tables provide a reconciliation of our GAAP to non-GAAP measures (in thousands, except percentages and per share data):

	Three Months Ended October 31, 2022
	GAAP	Stock-based Compensation	Amortization of Acquired Intangibles	Certain Litigation	Change in Fair Value of Warrant Liability	Acquisition-related Transactions	Workforce Reduction	Non-GAAP
Cost of revenue:
Cost of subscription revenue	$21,727	$(2,437)	$(586)	$—	$—	$—	$(147)	$18,557
Cost of professional services revenue	18,553	(3,479)	—	—	—	—	(399)	14,675
Gross profit	60,792	5,916	586	—	—	—	546	67,840
Operating expenses:
Research and development	28,413	(7,536)	—	—	—	—	(512)	20,365
Sales and marketing	46,973	(10,188)	—	—	—	—	(2,390)	34,395
General and administrative	19,327	(5,367)	—	(16)	—	(1,268)	(212)	12,464
(Loss) income from operations	(33,921)	29,007	586	16	—	1,268	3,660	616
Net loss	$(37,034)	$29,007	$586	$16	$(452)	$1,268	$3,660	$(2,949)
Net loss per share, basic and diluted[1]	$(0.28)							$(0.02)
Gross margin	60%							67%
Subscription gross margin	75%							79%
Professional services gross margin	(28)%							(1)%
Operating margin	(34)%							1%

	Three Months Ended October 31, 2021
	GAAP	Stock-based Compensation	Amortization of Acquired Intangibles	Certain Litigation	Non-GAAP
Cost of revenue:
Cost of subscription revenue	$17,279	$(1,580)	$(554)	$—	$15,145
Cost of professional services revenue	18,416	(2,822)	—	—	15,594
Gross profit	53,535	4,402	554	—	58,491
Operating expenses:
Research and development	21,738	(5,774)	—	—	15,964
Sales and marketing	37,004	(6,298)	—	—	30,706
General and administrative	16,370	(3,438)	—	114	13,046
Loss from operations	(21,577)	19,912	554	(114)	(1,225)
Net loss	$(22,889)	$19,912	$554	$(114)	$(2,537)
Net loss per share, basic and diluted[1]	$(0.18)				$(0.02)
Gross margin	60%				66%
Subscription gross margin	77%				79%
Professional services gross margin	(19)%				(1)%
Operating margin	(24)%				(1)%
_________________________________
(1) GAAP and Non-GAAP net loss per share are calculated based upon 132.6 million and 125.1 million weighted-average shares of common stock outstanding for the three months ended October 31, 2022 and 2021, respectively.

	Nine Months Ended October 31, 2022
	GAAP	Stock-based Compensation	Amortization of Acquired Intangibles	Charitable Contribution	Certain Litigation	Change in Fair Value of Warrant Liability	Acquisition-related Transactions	Workforce Reduction	Non-GAAP
Cost of revenue:
Cost of subscription revenue	$60,024	$(6,517)	$(1,512)	$—	$—	$—	$—	$(147)	$51,848
Cost of professional services revenue	55,140	(10,186)	—	—	—	—	—	(399)	44,555
Gross profit	177,882	16,703	1,512	—	—	—	—	546	196,643
Operating expenses:
Research and development	77,639	(20,967)	—	—	—	—	—	(512)	56,160
Sales and marketing	132,576	(27,603)	—	—	—	—	—	(2,390)	102,583
General and administrative	55,433	(14,772)	—	(1,000)	(246)	—	(1,612)	(212)	37,591
(Loss) income from operations	(87,766)	80,045	1,512	1,000	246	—	1,612	3,660	309
Net loss	$(90,112)	$80,045	$1,512	$1,000	$246	$(9,348)	$1,612	$3,660	$(11,385)
Net loss per share, basic and diluted[1]	$(0.69)								$(0.09)
Gross margin	61%								67%
Subscription gross margin	76%								79%
Professional services gross margin	(25)%								(1)%
Operating margin	(30)%								—%

	Nine Months Ended October 31, 2021[2]
	GAAP	Stock-based Compensation	Amortization of Acquired Intangibles	Charitable Contribution	Certain Litigation	Non-GAAP
Cost of revenue:
Cost of subscription revenue	$50,190	$(4,157)	$(1,496)	$—	$—	$44,537
Cost of professional services revenue	54,218	(7,487)	—	—	—	46,731
Gross profit	151,638	11,644	1,496	—	—	164,778
Operating expenses:
Research and development	61,565	(15,546)	—	—	—	46,019
Sales and marketing	105,130	(15,993)	—	—	—	89,137
General and administrative	46,931	(8,595)	—	(1,000)	(169)	37,167
Loss from operations	(61,988)	51,778	1,496	1,000	169	(7,545)
Net loss	$(64,243)	$51,778	$1,496	$1,000	$169	$(9,800)
Net loss per share, basic and diluted[1]	$(0.52)					$(0.08)
Gross margin	59%					64%
Subscription gross margin	76%					79%
Professional services gross margin	(19)%					(2)%
Operating margin	(24)%					(3)%
_________________________________
(1) GAAP and Non-GAAP net loss per share are calculated based upon 130.5 million and 123.2 million weighted-average shares of common stock outstanding for the nine months ended October 31, 2022 and 2021, respectively.
(2) Beginning with the second quarter ended July 31, 2021, we no longer exclude non-cash adjustments for capitalization and amortization of internal-use software from our non-GAAP financial measures. We believe that this change more closely aligns our reported financial measures with current industry practice. Our non-GAAP financial measures for the nine months ended October 31, 2021 were recast to conform to the updated methodology for comparison purposes.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(in thousands)
Net cash (used in) provided by operating activities	$(4,861)	$692	$(2,679)	$8,320
Less:
Purchases of property and equipment, net of insurance recoveries	(2,387)	(2,347)	(8,471)	(5,700)
Free cash flow	$(7,248)	$(1,655)	$(11,150)	$2,620
Net cash (used in) provided by investing activities	$(19,416)	$7,017	$(165,922)	$(1,843)
Net cash provided by financing activities	$575	$4,394	$239,003	$16,364
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

	Three Months Ended October 31,			Nine Months Ended October 31,
	2022	2021	% Change	2022	2021	% Change
	(dollars in thousands)			(dollars in thousands)
Subscription revenue (GAAP)	$86,567	$73,775	17%	$248,878	$210,415	18%
Effects of foreign currency rate fluctuations	2,319			4,132
Subscription revenue on a constant currency basis (Non-GAAP)	$88,886		20%	$253,010		20%

Total revenue (GAAP)	$101,072	$89,230	13%	$293,046	$256,046	14%
Effects of foreign currency rate fluctuations	3,061			5,850
Total revenue on a constant currency basis (Non-GAAP)	$104,133		17%	$298,896		17%

Comparison of the Three Months Ended October 31, 2022 and 2021
Revenue

	Three Months Ended October 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscription	$86,567	$73,775	$12,792	17%
Professional services	14,505	15,455	(950)	(6)%
Total revenue	$101,072	$89,230	$11,842	13%
Percentage of revenue:
Subscription	86%	83%
Professional services	14	17
Total revenue	100%	100%
Subscription revenue increased by $12.8 million, or 17%, for the three months ended October 31, 2022 compared to the three months ended October 31, 2021. The increase was driven by growth in our customer base, with new customers contributing approximately $5.3 million of the increase in subscription revenue, and increased transaction volume and sales of additional products to our existing customers contributing the remainder. We calculate subscription revenue from new customers during the quarter by adding the revenue recognized from new customers acquired in the 12 months prior to the reporting date.
Professional services revenue decreased to $14.5 million for the three months ended October 31, 2022 from $15.5 million for the three months ended October 31, 2021, partially driven by the shifting of services work to our system integration partners.
On a constant currency basis, subscription revenue was $88.9 million and increased 20%, and total revenue was $104.1 million and increased 17%, for the three months ended October 31, 2022 compared to the three months ended October 31, 2021.
Cost of Revenue and Gross Margin

	Three Months Ended October 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$21,727	$17,279	$4,448	26%
Professional services	18,553	18,416	137	1%
Total cost of revenue	$40,280	$35,695	$4,585	13%
Gross margin:
Subscription	75%	77%
Professional services	(28)	(19)
Total gross margin	60%	60%
Cost of subscription revenue increased by $4.4 million, or 26%, for the three months ended October 31, 2022 compared to the three months ended October 31, 2021. The increase in cost of subscription revenue was primarily due to increases of $2.5 million in employee compensation costs driven by increased headcount and stock-based compensation expense, $0.8 million in allocated expenses, and $0.6 million in amortization of internal-use software costs.
Cost of professional services revenue increased by $0.1 million, or 1%, for the three months ended October 31, 2022 compared to the three months ended October 31, 2021. The increase in cost of professional services revenue was primarily due to an increase of $1.5 million in employee compensation costs and charges of $0.4 million associated with the workforce reduction plan, which were partially offset by a decrease of $1.7 million in outside professional services costs.
Our gross margin for subscription services decreased to 75% for the three months ended October 31, 2022 compared to 77% for the three months ended October 31, 2021. This was primarily driven by increased compensation related expenses. We expect our subscription gross margin to be relatively consistent for the remainder of the fiscal year.

Our gross margin for professional services decreased to (28)% for the three months ended October 31, 2022 compared to (19)% for the three months ended October 31, 2021, primarily due to increased compensation related expenses and charges associated with the workforce reduction plan.
Operating Expenses
Research and Development

	Three Months Ended October 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Research and development	$28,413	$21,738	$6,675	31%
Percentage of total revenue	28%	24%
Research and development expense increased by $6.7 million, or 31%, for the three months ended October 31, 2022 compared to the three months ended October 31, 2021, primarily due to increases of $4.4 million in employee compensation costs driven by increased headcount and stock-based compensation expense, $0.8 million in outside professional services costs, and charges of $0.5 million associated with the workforce reduction plan. Research and development expense increased to 28% of total revenue for the three months ended October 31, 2022 from 24% during the three months ended October 31, 2021, primarily due to additional employee compensation expense.
Sales and Marketing

	Three Months Ended October 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$46,973	$37,004	$9,969	27%
Percentage of total revenue	46%	41%
Sales and marketing expense increased by $10.0 million, or 27%, for the three months ended October 31, 2022 compared to the three months ended October 31, 2021, primarily due to increases of $7.0 million in employee compensation costs driven by increased headcount and stock-based compensation expense and $0.8 million in amortization of deferred commissions, and charges of $2.4 million associated with the workforce reduction plan. Sales and marketing expense increased to 46% of total revenue during the three months ended October 31, 2022 from 41% during the three months ended October 31, 2021, as a result of higher employee compensation costs and the charges incurred this quarter associated with the workforce reduction plan.

General and Administrative

	Three Months Ended October 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
General and administrative	$19,327	$16,370	$2,957	18%
Percentage of total revenue	19%	18%
General and administrative expense increased by $3.0 million, or 18%, for the three months ended October 31, 2022 compared to the three months ended October 31, 2021, primarily due to increases of $3.1 million in acquisition-related costs and $2.2 million in employee compensation costs driven by increased stock-based compensation expense, partially offset by a $1.8 million gain on the revaluation of the contingent consideration from the Zephr acquisition, and a decrease of $0.6 million in outside professional services costs. General and administrative expense increased to 19% of total revenue during the three months ended October 31, 2022 from 18% of total revenue during the three months ended October 31, 2021.
Other income and expenses

	Three Months Ended October 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Change in fair value of warrant liability	$452	$—	$452	N/A
Interest expense	$(4,444)	$(39)	$(4,405)	11295%
Interest and other income (expense), net	$1,187	$(663)	$1,850	279%
During the three months ended October 31, 2022 we recognized a $0.5 million gain on revaluation of the liability-classified Warrants issued in connection with the 2029 Notes. Interest expense increased $4.4 million due to the issuance of the the Initial Notes on March 24, 2022. Interest and other income (expense), net increased $1.9 million due to increased investment balances and higher interest rates, partially offset by expense resulting from the revaluation of cash, accounts receivable, and accounts payable recorded in a foreign currency.
Income Tax Provision

	Three Months Ended October 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Income tax provision	$308	$610	$(302)	(50)%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the three months ended October 31, 2022 and 2021, we recorded a tax provision of $0.3 million and $0.6 million, respectively, on a loss before income taxes of $36.7 million and $22.3 million, respectively. The effective tax rate for the three months ended October 31, 2022 and 2021 was (0.8)% and (2.7)%, respectively. The change in the effective tax rate was due primarily to a decrease in foreign tax expense. The effective tax rate differs from the statutory rate primarily as a result of providing no benefit on pretax losses incurred in the United States. For the three months ended October 31, 2022 and 2021, we maintained a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.

Comparison of the Nine Months Ended October 31, 2022 and 2021
Revenue

	Nine Months Ended October 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscription	$248,878	$210,415	$38,463	18%
Professional services	44,168	45,631	(1,463)	(3)%
Total revenue	$293,046	$256,046	$37,000	14%
Percentage of revenue:
Subscription	85%	82%
Professional services	15	18
Total revenue	100%	100%

Subscription revenue increased by $38.5 million, or 18%, for the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021. The increase was driven by growth in our customer base, with new customers contributing approximately $16.6 million of the increase in subscription revenue for the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021, and increased transaction volume and sales of additional products to our existing customers contributing the remainder. We calculate subscription revenue from new customers on a year-to-date basis by adding the revenue recognized from new customers acquired in the 12 months prior to each discrete quarter within the year-to-date period.

Professional services revenue decreased by $1.5 million, or (3)%, for the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021, partially driven by the shifting of services work to our system integration partners.
On a constant currency basis, subscription revenue was $253.0 million and increased 20%, and total revenue was $298.9 million and increased 17%, for the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021.
Cost of Revenue and Gross Margin

	Nine Months Ended October 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$60,024	$50,190	$9,834	20%
Professional services	55,140	54,218	922	2%
Total cost of revenue	$115,164	$104,408	$10,756	10%
Gross margin:
Subscription	76%	76%
Professional services	(25)	(19)
Total gross margin	61%	59%
Cost of subscription revenue increased by $9.8 million, or 20%, for the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021. The increase in cost of subscription revenue was primarily driven by increases of $7.0 million in employee compensation costs driven by increased headcount and stock-based compensation expense, $1.1 million in outside professional services costs, $0.9 million in allocated expenses, and $0.8 million in amortization of internal-use software costs.

Cost of professional services revenue increased by $0.9 million, or 2%, for the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021. The increase in cost of professional services revenue was primarily driven by an increase of $4.7 million in employee compensation costs, partially offset by a decrease of $4.1 million in outside professional services costs.
Our gross margin for subscription services remained constant at 76% for the nine months ended October 31, 2022 and 2021.
Our gross margin for professional services decreased to (25)% for the nine months ended October 31, 2022 compared to (19)% for the nine months ended October 31, 2021, primarily due to increased compensation related expenses.
Operating Expenses
Research and Development

	Nine Months Ended October 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Research and development	$77,639	$61,565	$16,074	26%
Percentage of total revenue	26%	24%
Research and development expense increased by $16.1 million, or 26%, for the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021. The increase in research and development expense was primarily driven by increases of $12.0 million in employee compensation costs driven by increased headcount and stock-based compensation expense and $3.5 million in outside professional services costs, and charges of $0.5 million associated with the workforce reduction plan. Research and development expense increased to 26% from 24% of total revenue during the nine months ended October 31, 2022 compared to nine months ended October 31, 2021, primarily due to additional employee compensation expense.
Sales and Marketing

	Nine Months Ended October 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$132,576	$105,130	$27,446	26%
Percentage of total revenue	45%	41%
Sales and marketing expense increased by $27.4 million, or 26%, for the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021, primarily due to increases of $20.4 million in employee compensation costs driven by increased headcount and stock-based compensation expense, $2.3 million in amortization of deferred commissions, and $1.5 million in travel costs, and charges of $2.4 million associated with the workforce reduction plan. Sales and marketing expense increased to 45% of total revenue during the nine months ended October 31, 2022 from 41% during the nine months ended October 31, 2021, as a result of higher employee compensation costs and the charges incurred this quarter associated with the workforce reduction plan.

General and Administrative

	Nine Months Ended October 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
General and administrative	$55,433	$46,931	$8,502	18%
Percentage of total revenue	19%	18%
General and administrative expense increased by $8.5 million, or 18%, for the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021, primarily due to an $8.1 million increase in employee compensation costs driven by increased stock-based compensation expense, and a $3.1 million increase in acquisition-related costs, partially offset by a $1.8 million gain on the revaluation of the contingent consideration from the Zephr acquisition and a $0.9 million decrease in outside professional service costs. General and administrative expense increased slightly to 19% of total revenue during the nine months ended October 31, 2022 compared to 18% during the nine months ended October 31, 2021.
Other income and expenses

	Nine Months Ended October 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Change in fair value of warrant liability	$9,348	$—	$9,348	N/A
Interest expense	$(10,647)	$(111)	$(10,536)	9492%
Interest and other income (expense), net	$98	$(923)	$1,021	111%
During the nine months ended October 31, 2022 we recognized an $9.3 million gain on revaluation of the liability-classified Warrants issued in connection with the 2029 Notes. Interest expense increased $10.5 million due to the issuance of the the Initial Notes on March 24, 2022. Interest and other income (expense), net increased $1.0 million due to increased investment balances and higher interest rates, partially offset by expense resulting from the revaluation of cash, accounts receivable, and payables recorded in a foreign currency.
Income Tax Provision

	Nine Months Ended October 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Income tax provision	$1,145	$1,221	$(76)	(6)%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the nine months ended October 31, 2022 and 2021, we recorded a tax provision of $1.1 million and $1.2 million, respectively, on losses before income taxes of $89.0 million and $63.0 million, respectively. The effective tax rates for the nine months ended October 31, 2022 and 2021 were (1.3)% and (1.9)%, respectively. The change was due primarily to a decrease in foreign tax expenses. The effective tax rate differs from the statutory rate primarily as a result of no benefit on pretax losses incurred in the United States. For the nine months ended October 31, 2022 and 2021, we maintained a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.
Liquidity and Capital Resources
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations.
As of October 31, 2022, we had cash and cash equivalents and short-term investments of $400.6 million that was primarily invested in deposit accounts, money market funds, corporate debt securities, supranational securities, commercial paper, and U.S. and foreign government securities. We do not enter into investments for trading or speculative purposes.
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
On March 24, 2022, we issued $250.0 million aggregate principal amount of convertible senior unsecured notes to fund the future growth and expansion of our business. Under the 2029 Notes, we expect to issue an additional $150.0 million in convertible senior unsecured notes within 18 months of the Initial Closing Date. We had no borrowings under our Debt Agreement as of October 31, 2022, and have the ability borrow up to $30.0 million in revolving loans until October 2025 under the agreement. See Note 9. Debt to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information about the 2029 Notes and our Debt Agreement.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended October 31,
	2022	2021
Net cash (used in) provided by operating activities	$(2,679)	$8,320
Net cash used in investing activities	(165,922)	(1,843)
Net cash provided by financing activities	239,003	16,364
Effect of exchange rates on cash and cash equivalents	(1,648)	(386)
Net increase in cash and cash equivalents	$68,754	$22,455
Operating Activities
Net cash used in operating activities of $2.7 million for the nine months ended October 31, 2022 was comprised primarily of customer collections for our subscription and professional services, cash payments for our personnel, sales and marketing efforts and infrastructure related costs, payments to vendors for products and services related to our ongoing business operations, interest income received on our short-term investments, and interest paid on the Initial Notes.

Net cash used in operating activities for the nine months ended October 31, 2022 increased $11.0 million compared to the same period last year, primarily due to $5.1 million of interest paid on our our Initial Notes and the timing of accrued employee liabilities.
Investing Activities
Net cash used in investing activities for the nine months ended October 31, 2022 was $165.9 million. We used $8.5 million to purchase property and equipment and to develop internal-use software as we continue to invest in and grow our business; purchased $116.5 million of short-term investments, net of maturities, as we invested a portion of the proceeds from issuance of the Initial Notes; and used $41.0 million for the acquisition of Zephr, net of cash acquired.
Net cash used in investing activities for the nine months ended October 31, 2022 increased $164.1 million compared to the nine months ended October 31, 2021, primarily due to $116.5 million net purchases of short-term investments in the nine months ended October 31, 2022, compared to $5.2 million net cash provided by short-term investments last year, and $41.0 million net cash used to acquire Zephr in the nine months ended October 31, 2022, compared to no cash used for acquisitions in the nine months ended October 31, 2021. Payments for property and equipment, net of insurance recoveries, were $2.8 million higher compared to the same period last year, primarily due to increased capitalization of internal-use software in the nine months ended October 31, 2022. The additional cash used in the nine months ended October 31, 2022 was partially offset by no cash used for asset acquisitions in the nine months ended October 31, 2022 compared to $1.3 million used to acquire certain intellectual property assets in the nine months ended October 31, 2021.
Financing Activities
Net cash provided by financing activities for the nine months ended October 31, 2022 of $239.0 million was primarily due to $233.9 million in net proceeds from issuance of the Initial Notes, $4.5 million of proceeds from issuance of common stock under the ESPP, and $2.1 million in proceeds from stock option exercises, partially offset by $1.5 million of debt principal payments related to our Debt Agreement.
Net cash provided by financing activities for the nine months ended October 31, 2022 increased $222.6 million compared to the nine months ended October 31, 2021, primarily due to proceeds from issuance of the Initial Notes, partially offset by $13.6 million less proceeds received from stock option exercises compared to the same period last year.
Obligations and Other Commitments
Our material cash requirements from known contractual and other obligations consist of obligations under our operating leases for office space, the 2029 Notes, and a contractual commitment to one of our vendors for cloud computing services. For more information, please refer to Note 12. Leases , Note 9. Debt and Note 13. Commitments and Contingencies, respectively, of the Notes to our Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. As of October 31, 2022, our contractual commitments totaled $392.2 million, with $39.9 million committed within the next twelve months.
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us, or from data breaches or intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. As of October 31, 2022, no demands had been made upon us to provide indemnification under such agreements and there were no claims that we are aware of that could have a material effect on our unaudited condensed consolidated balance sheets, unaudited condensed consolidated statements of comprehensive loss, or unaudited condensed consolidated statements of cash flows.

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
Our significant accounting policies are discussed in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, filed with the SEC on March 28, 2022. Any significant changes to these policies during the nine months ended October 31, 2022 are described in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements to our unaudited condensed consolidated financial statements provided herein.
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
Foreign Currency Exchange Risk
Our sales contracts are denominated predominantly in U.S. Dollars, Euros (EUR), British Pounds (GBP), and Japanese Yen (JPY). A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the GBP and Chinese Yuan (CNY). Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our unaudited condensed consolidated statement of comprehensive loss. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our unaudited condensed consolidated financial statements for the nine months ended October 31, 2022. Given the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Interest Rate Risk
We had cash and cash equivalents and short-term investments of $400.6 million as of October 31, 2022. Our cash and cash equivalents and short-term investments are held for working capital purposes. We do not make investments for trading or speculative purposes. A significant decrease in these market rates may adversely affect our expected operating results. The 2029 Notes have a fixed interest rate and therefore are not impacted by market rates.
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
As of October 31, 2022, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents and short-term investments or interest owed on our outstanding debt. Fluctuations in the value of our cash equivalents and short-term investments caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities prior to maturity. In addition, a hypothetical 10% relative change in interest rates would not have had a material impact on our operating results for the nine months ended October 31, 2022.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of October 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.
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
Risks Related to Our Business and Industry
•If we are unable to attract new customers and retain and expand sales to existing customers, including as a result of macroeconomic factors, our workforce reduction or business disruptions outside of our control, our revenue growth could be slower than we expect and our business would be adversely affected.
•If we are unable to manage our growth effectively, our revenue and profits could be adversely affected.
•If the shift to subscription business models, including the market for subscription management software, develops slower than we expect, our growth may slow or stall and our operating results could be adversely affected.
•Currency exchange rate fluctuations may adversely affect our results of operations, which are reported in U.S. dollars.
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
•Our ability to grow our revenues and achieve and sustain profitability will depend, in part, on our ability to increase productivity of our sales force.
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
Our ability to achieve significant growth in revenue in the future will depend, in large part, upon our ability to attract new customers. This may be particularly challenging where an organization has already invested substantial personnel and financial resources to integrate billings and other business and financial management tools, including custom-built solutions, into its business, as such an organization may be reluctant or unwilling to invest in new products and services. As a result, selling our solution often requires sophisticated and costly sales efforts that are targeted at senior management. During the nine months ended October 31, 2022, sales and marketing expenses represented approximately 45% of our total revenue. If we fail to attract new customers and fail to maintain and expand new customer relationships, our revenue may grow more slowly than we expect and our business may be adversely affected.
Our future revenue growth also depends upon retaining and expanding sales and renewals of subscriptions to our solution with existing customers. If our existing customers do not expand their use of our solution over time or do not renew their subscriptions or if we receive requests from an increased number of customers for changes to payment or other terms as a result of the impact of economic conditions or the COVID-19 pandemic on their businesses, our revenue may grow more slowly than expected, may not grow at all, or may decline. Our success, in part, is dependent on our ability to cross-sell our products. If we experience issues with successfully implementing or cross-selling our products, revenue may grow more slowly or may not grow at all.

Our sales efforts and revenue growth have been and may continue to be negatively impacted by macroeconomic uncertainty and deteriorating economic conditions, including increasing inflation and interest rates, and foreign exchange fluctuations. For example, we are experiencing and, if economic conditions continue to persist or decline, we may continue to experience longer sales cycles and collection periods. In light of current macroeconomic conditions and uncertainty, some large enterprises have reduced or delayed technology or other discretionary spending, which may materially and negatively impact our operating results, financial condition and prospects. As a result of these conditions, we have recently experienced customers and prospective customers continuing to be cautious with purchasing decisions, which we expect to negatively impact our operating results and certain of our key metrics. If the impacts to customers and prospective customers of current macroeconomic conditions and uncertainty persist, our business, operating results, and financial conditions could be adversely affected.

While we expect to expand our sales efforts, both domestically and internationally in the long-term, in November 2022, we approved a workforce reduction impacting approximately 11% of our workforce, which reduction will disproportionately impact our go-to-market organization which consequently may impact our ability to achieve our operational targets. In the future, we may be unable to hire qualified sales personnel, may be unable to successfully train those sales personnel that we are able to hire, and sales personnel may not become fully productive on the timelines that we have projected or at all. In addition, mitigation and containment measures adopted by government authorities to contain the spread of COVID-19 in the United States and internationally, including travel restrictions and other requirements that limit in-person meetings, could limit our ability to establish and maintain relationships with new and existing customers. Further, although we dedicate significant resources to sales and marketing programs, these sales and marketing programs may not have the desired effect and may not expand sales. We cannot assure you that our efforts would result in increased sales to existing customers, and additional revenue. If our efforts to expand sales and renewals to existing customers are not successful, our business and operating results could be adversely affected.

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
While we had experienced rapid growth in our operations and personnel prior to the COVID-19 pandemic, we reduced our overall rate of hiring in fiscal 2021 as a cost savings measure in light of the COVID-19 pandemic and uncertain economic conditions. During fiscal 2022, we accelerated our pace of hiring and investments in our operations including sales, marketing and product technology. In November 2022, in light of macroeconomic conditions and uncertainty, we approved a workforce reduction plan designed to improve operational efficiencies and operating costs and better align our workforce with current business needs, priorities, and near term growth expectations. If we are unable to manage our growth and expansion plans effectively, which may be impacted by factors outside of our control such as macroeconomic conditions and the COVID-19 pandemic, our business, operating results, and financial condition could be adversely affected. To manage growth in our operations and personnel, we will need to continue to improve and achieve efficiencies with respect to our operational, financial, and management controls and our reporting systems and procedures, including improving timely access to operational information to optimize business decisions. Failure to manage growth and expansion plans effectively could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new products and services or enhancing existing products and services, loss of customers, or other operational difficulties in executing sales strategies, any of which could adversely affect our business performance and operating results.
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

Currency exchange rate fluctuations may adversely affect our results of operations, which are reported in U.S. dollars.
As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. Fluctuating currency exchange rates, including the recent strengthening of the U.S. dollar, has increased the real cost of our solution to our customers outside of the United States. Currency exchange rate fluctuations have and may continue to adversely affect our business, operating results, financial condition, and cash flows.
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
Our future success depends on our continuing ability to attract, train, assimilate, and retain highly skilled personnel, including software engineers, sales personnel, and professional services personnel. We face intense competition for qualified individuals from numerous software and other technology companies. Like many companies, we experienced increased turnover during fiscal 2021 and fiscal 2022, and we may continue to experience heightened attrition, including those with significant institutional knowledge and expertise. We may not be able to retain our current key employees, or attract, train, assimilate, or retain other highly skilled personnel in the future, especially in light of the current tight labor market in the U.S. and other countries. For example, employees may seek new or different opportunities that offer greater compensation or benefits than we offer or are able to offer, making it difficult to retain them. In addition, we may incur significant costs to attract and retain highly skilled personnel, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. As we move into new countries, we will need to attract and recruit skilled personnel in those areas. If we are unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational, and managerial requirements, on a timely basis or at all, our business may be adversely affected. Further, if our organization continues to grow, we may be required to implement more complex organizational structures, as a result of which we may find it increasingly difficult to maintain the beneficial aspects of our “ZEO” corporate culture, which is based on the idea that each employee is the CEO of their Zuora experience and career, and places a strong value on freedom, responsibility and accountability. Our ability to attract and retain talented employees could be negatively impacted if we are unable to maintain our corporate culture, including as a result of the workforce reduction plan that we approved in November 2022. Any workforce reduction could also have an adverse effect on our business, including negative employee morale and adverse impact on our ability to meet operational targets due to loss of employees.
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
Our business strategy includes acquiring other complementary products, technologies, or businesses. For example, in September 2022, we acquired Zephr. An acquisition, investment, or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of the acquired companies, particularly if the key personnel of the acquired companies choose not to work for us, if an acquired company’s software is not easily adapted to work with ours, or if we have difficulty retaining the customers of any acquired business due to changes in management or otherwise.
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
The COVID-19 pandemic has impacted worldwide economic activity and financial markets. In light of the uncertain and evolving situation relating to the spread of the disease and efficacy of vaccines, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers and the communities in which we operate, which could negatively impact our business. Given that many of our employees continue to work remotely, we have reduced our office footprint and have made available office space for sublease. Due to market conditions, we have experienced difficulties in subleasing some of this available office space, including in the San Francisco Bay Area. If we are unable to sublease such office space on acceptable terms in a reasonable timeframe, we would incur impairment charges in addition to those described in Note 12. Leases of the Annual Report on Form 10-K for the fiscal year ended January 31, 2022 filed with the SEC on March 28, 2022.
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
More generally, the COVID-19 pandemic has had, and could continue to have, an adverse effect on economies and financial markets globally, potentially leading to an economic downturn, which could decrease technology spending and adversely affect demand for our products and services. Although our financial results for the fiscal quarter ended October 31, 2022 have not been materially impacted by the COVID-19 pandemic, any prolonged economic downturn or recession as a result of the COVID-19 pandemic could materially harm the business and operating results of our company and our customers, resulting in potential business closures and layoffs of employees, which effects may continue even after the COVID-19 pandemic is contained. The occurrence of any such events may lead to a reduction in the capital and operating budgets we or our customers have available, which could harm our business, financial condition and operating results. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening certain of the other risks described in this “Risk Factors” section. It is not possible at this time to estimate the long-term impact that COVID-19 could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.
We have a history of net losses, anticipate increasing our operating expenses in the future, and may not achieve or sustain profitability.
We have incurred net losses in each fiscal year since inception, including net losses of $99.4 million, $73.2 million, and $83.4 million in fiscal 2022, 2021, and 2020, respectively. We expect to incur net losses for the foreseeable future. As of October 31, 2022, we had an accumulated deficit of $653.6 million. We expect to make significant future expenditures related to the development and expansion of our business, including increasing our overall customer base, expanding relationships with existing customers, entering new vertical markets, expanding our global footprint, expanding and leveraging our relationships with strategic partners including system integrators to accelerate our growth, optimizing pricing and packaging, and expanding our operations and infrastructure, both domestically and internationally, and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these increased expenses. Some or all of the foregoing initiatives have been and may continue to be temporarily delayed or re-evaluated due to current macroeconomic conditions, including rising interest rates, inflation and global economic uncertainty, as well as our efforts to mitigate the ongoing effects of the COVID-19 pandemic on our business. Any delays or reductions in spending in our business development or expansion efforts may negatively affect our ability to expand our operations and maintain or increase our sales. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.
Our revenue growth and ability to achieve and sustain profitability will depend, in part, on being able to increase the productivity of our sales force.
To date, most of our revenue has been attributable to the efforts of our direct sales force. In order to increase our revenue and achieve and sustain profitability, we must increase the productivity of our direct sales force, both in the United States and internationally, to generate additional revenue from new and existing customers.
While we expect to expand our sales efforts, both domestically and internationally in the long-term, in November 2022, we approved a workforce reduction, which may result in loss of productivity and adversely impact our sales efforts and ability to achieve our operational targets. There is significant competition for sales personnel with the skills and technical knowledge that we require, and we may experience difficulties attracting qualified sales personnel to meet our needs in the future. Because our solution is often sold to large enterprises and involves long sales cycles and complex customer requirements, it is more difficult to find sales personnel with the specific skills and technical knowledge needed to sell our solution and, even if we are able to hire qualified personnel, doing so may be expensive. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of direct sales personnel to support our growth. Due to the complexities of our customer needs, new sales personnel require significant training and can take a number of months to achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect and if our new sales employees do not become fully productive on the timelines that we have projected or at all, our revenue will not increase at anticipated levels and our ability to achieve long-term projections may be negatively impacted.
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
We periodically change and make adjustments to our sales organization in response to market opportunities, competitive threats, management changes, product and service introductions or enhancements, acquisitions, sales performance, increases in sales headcount, cost levels, and other internal and external considerations, including potential changes and uncertainties associated with macroeconomic conditions and the COVID-19 pandemic. Any future changes in our sales organization may result in a temporary reduction of productivity, which could negatively affect our rate of growth. In addition, any significant change to the way we structure our compensation of our sales organization may be disruptive and may affect our revenue growth.

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
•macroeconomic conditions, including the impact of foreign exchange fluctuations and rising interest rates and inflation, including wage inflation;
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
Furthermore, our sales and implementation cycles could be interrupted or affected by other factors outside of our control. For example, due to global economic uncertainty, rising inflation and interest rates, and foreign exchange fluctuations, many large enterprises have generally reduced or delayed technology or other discretionary spending, which may materially and negatively impact our operating results, financial condition and prospects. In addition, like many other companies, including our customers and prospects, our employees are working from home as a result of the COVID-19 pandemic. While we are now allowing business travel more freely in places where such travel is permitted under local regulations, restrictions on travel and in-person meetings could affect services delivery, delay implementations, and interrupt sales activity. We cannot predict whether, for how long, or the extent to which the COVID-19 pandemic may adversely affect our business, results of operations, and financial condition.
Our long-term success depends, in part, on our ability to expand the sales of our solution to customers located outside of the United States. Our current international operations, and any further expansion of those operations, expose us to risks that could have a material adverse effect on our business, operating results, and financial condition.
We have been recognizing increased revenue from international sales, and we conduct our business activities in various foreign countries. We currently have operations in North America, Europe, Asia, and Australia. During the nine months ended October 31, 2022, we derived approximately 35% of our total revenue from customers located outside the United States. Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple cultures, customs, legal systems, regulatory systems, and commercial infrastructures. International expansion requires us to invest significant funds and other resources. Our operations in international markets may not develop at a rate that supports our level of investment. Expanding internationally may subject us to new risks that we have not faced before or increase risks that we currently face, including risks associated with:
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
•inflation; and
•fluctuations in interest rates.
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, particularly during the current period of macroeconomic uncertainty, including rising inflation, increasing interest rates and fluctuations in international currency rates, as well as the impacts of the current conflict in Ukraine and the COVID-19 pandemic. Stock prices of many companies, and technology companies in particular, have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. These economic, political, regulatory and market conditions have and may continue to negatively impact the market price of our common stock. Volatility in our stock price also affects the value of our equity compensation, which affects our ability to recruit and retain employees. If we fail to meet expectations related to future growth, profitability, or other market expectations, our stock price may decline further, which could have a material adverse effect on investor confidence and employee retention. In addition, some companies that have experienced volatility in the market price of their securities have been subject to shareholder litigation. We are currently subject to shareholder litigation, which is described in Note 13. Commitments and Contingencies in the notes to our unaudited condensed consolidated financial statements. This or any future shareholder litigation could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.

The market price of our Class A common stock could decline as a result of a substantial number of shares of our Class A common stock being issued or sold, which may make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.
As of November 30, 2022, a total of 125.5 million shares of Class A common stock and 8.1 million shares of Class B common stock were outstanding. Issuances of a substantial number of shares of our Class A common stock, including as a result of the exercise or conversion into Class A common stock of outstanding convertible notes, warrants, equity awards, shares of Class B common stock or other securities, could result in significant dilution to our existing stockholders and cause the market price of our Class A common stock to decline. From time to time, we may issue shares of common stock or securities convertible into shares of common stock in connection with a financing, an acquisition, investments, or otherwise. For example, as described in Note 9. Debt, on March 24, 2022 (Initial Closing Date), we issued to Silver Lake convertible notes in the aggregate principal amount of $250.0 million as well as warrants to purchase up to 7.5 million shares of Class A common stock, and we have agreed to issue additional convertible notes in the aggregate principal amount of $150.0 million to Silver Lake 18 months after the Initial Closing Date (or sooner under certain conditions). In addition, under certain circumstances, the number of shares issuable upon conversion of the convertible notes or exercise of the Warrants may be subject to increase, as described in Note 9. Debt and Note 17. Warrants to Purchase Shares of Common Stock. The conversion of these convertible notes or exercise of these Warrants could result in a substantial number of shares of our Class A common stock being issued. Silver Lake is generally restricted from converting the convertible notes or exercising the Warrants, or transferring them, during the 18 month period following the Initial Closing Date, except in certain circumstances.
In addition, we grant equity awards to employees, directors, and consultants under our 2018 Equity Incentive Plan on an ongoing basis and our employees have the right to purchase shares of our Class A common stock semi-annually under our 2018 Employee Stock Purchase Plan. As of October 31, 2022, there were a total of 25.0 million shares of Class A common stock subject to outstanding options and restricted stock units (RSUs), including performance stock units (PSUs). Subject to vesting and other applicable requirements, the shares issued upon the exercise of such options or settlement of such RSUs will be available for resale in the open market.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of October 31, 2022, our directors and executive officers, and their affiliates, held substantially all of our Class B common stock and a substantial portion of the combined voting power of our common stock. As a result, we expect our directors and officers would control all matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the outstanding shares of Class B common stock, (ii) April 16, 2028, and (iii) the date the shares of Class B common stock cease to represent at least 5% of all outstanding shares of our common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.

Item 6. Exhibits.

Exhibit Number		Incorporated By Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Third Amendment to Loan and Security Agreement, dated October 11, 2022, by and between the Registrant and Silicon Valley Bank					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act					X
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).					X
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

ZUORA, INC.

Date: December 8, 2022	By:	/s/ Todd McElhatton
Todd McElhatton
Chief Financial Officer (Principal Accounting and Financial Officer)