Form 10-K
period 2023-01-31
ZUORA INC
filed 2023-04-03
CIK 1423774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________
FORM 10-K
_____________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2023
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing price, as reported by the New York Stock Exchange, of the Registrant’s Class A common stock, as of July 31, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1.0 billion. Solely for purposes of this disclosure, shares of the Registrant’s Class A common stock and Class B common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
As of February 28, 2023, the number of shares of the Registrant’s Class A common stock outstanding was 127.4 million and the number of shares of the Registrant’s Class B common stock outstanding was 8.1 million.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended January 31, 2023. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
•legal proceedings, including the settlement of certain shareholder litigation and expectations regarding the receipt of insurance proceeds related to such litigation;
•future issuances of our senior unsecured notes;
•instability in the U.S. and international banking systems; and
•other statements regarding our future operations, financial condition, prospects and business strategies, including our ability to sublease office space at our corporate headquarters in California.
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

PART I
Item 1. Business
Overview
Zuora provides a cloud-based subscription management platform, built to help companies monetize new services and operate dynamic, recurring revenue business models. Our solution enables companies across multiple industries and geographies to launch, manage and scale a subscription business, automating the quote-to-cash and revenue recognition process, including quoting, billing, collections and revenue recognition. With Zuora’s solution, businesses can change pricing and packaging for products and services to grow and scale, efficiently comply with revenue recognition standards, analyze customer data to optimize their subscription offerings, and build meaningful relationships with their subscribers.
Many of today’s enterprise software systems manage their quote-to-cash and revenue recognition processes using software built for one-time transactions. These systems were not designed for the dynamic, ongoing nature of subscription, usage, or consumption-based pricing models, and can be extremely difficult to configure. In traditional product-based businesses, quote-to-cash and revenue recognition is a linear process — a customer orders a product, is billed for that product, payment is collected, and the revenue is recognized. These legacy product-based systems were not specifically designed to handle the complexities of managing ongoing customer relationships and recurring revenue models commonly found in subscription businesses, including billing proration, revenue recognition and reporting, and calculating the lifetime value of the customer. Using legacy or homegrown software to build a subscription business often results in inefficient processes with prolonged and complex manual downstream work, hard-coded customizations, and a proliferation of stock-keeping units (SKUs).
However, enterprise business models are inherently dynamic, with multiple interactions, flexible pricing, global complexities, and continuously-evolving relationships and events. The capabilities to launch, price, and bill for products, facilitate and record cash receipts, process and recognize revenue, and analyze data to drive key decisions are mission critical and particularly complex for companies that operate at a global scale. As a result, as companies launch, grow, and scale their businesses, they often conclude that legacy systems are inadequate. This is where Zuora comes in.
Our vision is “The World Subscribed” -- the idea that one day every company will be a part of the Subscription Economy. Our focus has been on providing the technology our customers need to thrive as customer-centric, recurring revenue businesses.
Our solution includes Zuora Platform, Zuora Billing, Zuora Revenue, Zuora Collect, Zephr, and other software that support and expand upon these core offerings. Our software helps companies analyze data — including information such as which customers are delivering the most recurring revenue, or which segments are showing the highest churn — enabling customers to make informed decisions for their subscription business and to quickly implement changes such as launching new services, updating pricing (usage, time, or outcome based), delivering new offerings, or making other changes to their customers’ subscription experience. We also have a large subscription ecosystem of global partners that can assist our customers with additional strategies and services throughout the subscription journey.
Companies in a variety of industries — technology, manufacturing, media and entertainment, telecommunications, and many others — are using our solution to scale and adapt to a world that is increasingly choosing subscription-based offerings. Our customers include 19% of the Fortune 100 and 13 of the top 15 auto manufacturers.
Business Benefits of Using Our Solution
Zuora’s products enable companies to:
•Monetize for Their Business Models. Zuora helps companies transform their existing product-centric business models into customer-centric services to take advantage of the predictability and resilience of a recurring revenue business.
•Reduce Time to Market. Zuora reduces the time required to go to market with new offerings and iterate on the pricing and packaging of existing offerings, enabling businesses to quickly react to changing market and customer needs, launch new services, and enter new markets. Changes can be made at scale and without having to re-code or re-engineer back office systems.

•Increase Operational Efficiencies. Customers regularly make changes to their subscriptions. Zuora automates these processes and reduces the impact of changes across quote-to-cash and revenue recognition processes, including proration for invoices, changes to revenue recognition, taxation, provisioning, and reporting. Automating these functions saves businesses valuable time and resources by eliminating manual processes and customizations while increasing operational efficiencies.
•Free Up IT and Engineering Resources. Our cloud-based solution reduces both system complexity and costs. With Zuora, engineering and IT departments no longer need to build in-house custom systems or customizations for their Enterprise Resource Planning (ERP) systems to keep pace with market changes, ongoing customer demands, and new quote-to-cash and revenue recognition processes.
•Establish a Single System of Record. Our solution captures financial and operational data and enables businesses to have a single system of record rather than having to reconcile data from multiple systems. Key business metrics can be accessed at any point in time to make critical business decisions.
•Make Customer Data-Driven Decisions. Because our solution serves as a single source of data and information for subscribers, companies can use Zuora to gain insight into subscriber data and behavior. This helps them understand their subscribers better, identify up-sell opportunities, and increase customer retention.
•Access Growing Ecosystem of Quote-to-Cash and Revenue Recognition Software Partners. Our solution has over 50 pre-built connectors to various quote-to-cash and revenue recognition software partners, including payment gateways, tax vendors, general ledgers, ERP, and Customer Relationship Management (CRM) systems. Rather than building integrations for each of these, our customers can take advantage of pre-built connectors to extend the capabilities of Zuora for specific industries.
•Support Rapid International Expansion. With over 45 pre-built payment gateways, over 150 supported currencies, and 15 supported payment methods, our solution enables companies to quickly expand internationally and acquire and support customers in new countries.
•Manage Complex Revenue Streams. In light of the accounting complexities associated with recurring revenue models, our revenue recognition software automates revenue recognition processes in compliance with accounting standards and reduces our customers’ reliance on error-prone manual processing and spreadsheets.
Products
Our cloud-based solutions enable companies to monetize their business model by automating their quote-to-cash and revenue recognition operations. We can deploy and configure our portfolio of products to meet a wide variety of use cases for companies with subscription, consumption-based, or hybrid business models.
Our product offerings include:
•Zuora Platform. Our Zuora Platform acts as an orchestration engine for all subscription data and processes, allowing our customers to power their quote-to-cash and revenue recognition processes and their customers' subscription experience. Zuora Platform provides the following capabilities:
◦Integrated data model enabling customers to manage their subscribers and easily set up and iterate offerings, subscribers, subscriptions, rate plans, payment methods and other metrics necessary to orchestrate the subscriber experiences.
◦Enterprise-grade features for security, compliance, and tenant management as well as functionality to integrate to any relevant enterprise application such as configure-price-quote (CPQ), e-commerce, customer portal, and general ledger.
◦Developer tools that enable customers and system integrators to customize and extend the functionality of the platform, including workflow, custom objects, data queries, and test environments.
◦Analytics and reporting to provide customers insights from their subscriber data and related activity across the subscriber lifecycle, including out-of-the-box subscription metrics such as monthly recurring revenue (MRR), annual contract value (ACV), and customer churn.

•Zuora Billing. Zuora Billing allows our customers to deploy a variety of pricing and packaging strategies to monetize their business models, efficiently and accurately bill customers, calculate prorations when subscriptions change, and automate billing and payment operations. The offering also helps our customers set payment terms, manage hierarchical billing relationships, consolidate invoicing across multiple subscriptions, and calculate taxes. Zuora Billing also includes our Zuora CPQ module, which enables customers to configure, price, and quote a wide variety of subscription options, including complex arrangements such as multi-year subscriptions, and price ramps. The Zuora CPQ module also uses a rules engine and guided selling workflows to help customers scale their sales teams.
•Zuora Revenue. Zuora Revenue is a revenue recognition and automation solution that accounting teams use to manage their complex revenue streams. Zuora Revenue helps our customers automate revenue and deferred revenue management in accordance with their accounting policies, business rules, and pricing models, and also includes support for complex scenarios around standalone selling price (SSP) analysis for determining the fair value of the individual goods and services sold, cost management accounting, and amortization of costs incurred as part of obtaining or fulfilling a contract with a customer.
•Zuora Collect. Specifically designed to handle the complicated function of payments associated with dynamic subscription-based businesses, Zuora Collect helps our customers streamline and optimize their payments and collections processes. Zuora Collect enables customers to utilize a global network of payment gateways, configure their own automated dunning workflows, orchestrate various retry rules for electronic payments, and understand the root cause of a payment decline. In addition, Zuora Collect's machine learning capabilities automate dunning functionality to improve overall electronic payment success rates and reduce involuntary churn.
• Zephr. Zephr is a digital subscriber experience platform that helps companies, including those in the digital publishing and media industry, orchestrate dynamic experiences that increase conversion, reduce churn, and nurture ongoing subscriber relationships.
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
•Proven track record with 773 customers with ACV equal to or greater than $100,000 as of January 31, 2023;
•Strong network of systems integrator partners; and
•Growing Subscription Economy ecosystem with dozens of pre-built integrations to payment gateways, tax solutions, and enterprise applications.
Growth Strategy
Key elements of our growth strategy include:
•New Customer Acquisition. As the Subscription Economy evolves, we intend to continue to capitalize on our leadership and acquire new enterprise customers in current and future markets.
•Expand Relationships with Existing Customers. We intend to expand existing customers’ use of our platform and drive sustainable growth in multiple ways, such as increasing transaction volume, up-sells and cross-sells of additional products.
•Enter New Vertical Markets. We currently have a strong position in key vertical markets, including technology, media and entertainment, and manufacturing. We intend to continue to expand to additional vertical markets over time.

•Expand our Global Footprint. As adoption of the Subscription Economy evolves throughout the world, we may expand into new countries where we see future opportunities.
•Leverage Global Systems Integrators to Accelerate our Growth. We plan to continue to work with systems integrators to leverage their role in advocating for and implementing our current and prospective customers' transformations to subscription business models.
•Launch New Products and Extend our Technology Lead. As we grow and evolve with our customers, we plan to continue developing additional software to enhance our current offerings.
•Optimize Pricing and Packaging. We intend to optimize and enhance pricing and packaging to further align the value our customers realize from our software with the revenue we receive.
Our Customers
Organizations of all sizes, across a wide variety of industries and in many locations around the world, use our solutions. As of January 31, 2023, we had 773 customers with ACV equal to or greater than $100,000, representing over 90% of our total ACV. As of January 31, 2022 and 2021, we had 747 and 676 customers, respectively, with ACV equal to or greater than $100,000. We define the number of customers at the end of any particular period as the number of parties or organizations that have entered into a distinct subscription contract with us and for which the term has not ended. Each such party with whom we have entered into a distinct subscription contract is considered a unique customer, and in some cases, there may be more than one customer within a single organization. For more information on ACV, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operational and Financial Metrics.”
Sales and Marketing
We market and sell to organizations of different sizes across a broad range of industries. We work with companies that are launching, transforming, and scaling new recurring revenue business models, with a focus on enterprise-scale businesses, or fast growing companies with the potential to achieve enterprise scale.
We have an enterprise sales model supported by a field sales organization. Because of the transformative nature of our solution, especially in larger organizations, the selling process is often complex and can involve agreement across multiple departments inside an organization, including the chief executive officer. Over the years, we have developed methodologies and best practices to assist our sales teams in navigating these challenges and have built these learnings into our sales enablement and training to assist with onboarding and productivity of new sales account executives. We believe our sales methodologies and processes offer us significant advantages, particularly in long enterprise sales cycles. Our sales teams are organized by geographic territories, customer size, and industry verticals. We plan to continue to invest in our direct sales force to grow our enterprise customer base, both domestically and internationally.
We conduct a wide range of account-based marketing activities such as hosting virtual webinars and online events; marketing with our systems integrators, consultants, and ecosystem partners; sharing insights from the Subscription Economy Index, our study of the collective health of subscription businesses and their impact on the overall economy; and sharing educational content, data-based benchmarks, and best practices for the Subscription Economy in a variety of formats such as digital, print, and video on Zuora.com and Subscribed.com.
As newer markets emerge domestically and internationally, we plan to continue investing in our sales and marketing efforts to grow our customer base.
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
•point solution providers; and
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
•relationships with systems integrators, management consulting firms, and resellers;
•ability to integrate with legacy and other enterprise infrastructures and third-party applications;
•brand awareness and reputation; and
•total cost of the solution.
We believe we compete favorably against our competitors with respect to these factors. Our ability to compete will largely depend on our ongoing performance and the quality of our platform.
Human Capital
People and Culture
Zuora aims to recruit, develop and engage a diverse workforce that continues to advance the Subscription Economy. Our culture is rooted in the premise that our employees, whom we call “ZEOs”, are empowered to embrace a mindset of ownership in order to think differently and creatively as they innovate and collaborate working together as one team building toward our vision. Our culture is key to our success and we strive to create an inclusive, high-performing environment where ZEOs feel valued and supported to achieve both their and the company's objectives. As of January 31, 2023, we had 1,549 employees, including 825, or 53%, located outside the United States, primarily in Asia, Europe, and Australia.
Employee Well-Being and Engagement
The overall well-being of our employees is important to us and is an integral part of our company culture. Our global well-being programs include a practice of remote working arrangements, flexible paid time off, life planning benefits, wellness platforms and employee assistance. In addition, we ensure ongoing check-ins with employees by managers to provide additional channels of support and career development. We also regularly seek input from employees, including through broad employee satisfaction surveys on specific issues intended to assess our degree of success in promoting an environment where employees are engaged, satisfied, productive and possess a strong understanding of our business goals.

Diversity and Inclusion
As a global company, we embrace the diversity of our employees, partners, customers, other stakeholders and the communities we collectively serve. We are committed to developing a diverse and thriving workforce and inclusive ZEO culture. We seek and embrace people who bring diverse backgrounds, perspectives, and experiences and believe this is critical to our success. We continue to build diversity, equity and inclusion into our culture with a focus on creating environments and practices that mitigate bias and allow our employees to be their authentic selves while performing their best work at Zuora.
Our Zuora employee resource groups (ZRGs) play a key role in this effort. Our ZRGs are ZEO-led groups open to all ZEOs that aim to elevate the experiences and interests of underrepresented groups in our workforce. ZRGs at Zuora include Asian American and Pacific Islander ZEOs, Z-Vets, Out at Zuora, Zuora Familia, Zuora Black Network, and Z-Women. In fiscal 2023, we added two new groups: Zuora Village for parents, families, and caregivers; and Z-Well, a group focused on maximizing employee wellness.
As part of our inclusion efforts, we also foster multiple ongoing educational opportunities and events, including panels, Community Conversations, and Z-Briefs, for employees to have open and ongoing conversations across teams and with senior leaders on a variety of topics. These are opportunities for continuous learning as well as for Zuora to receive feedback on how we can improve our workplace and culture, while also encouraging a meaningful connection and sense of belonging across our globally-distributed workforce.
Our executive management team is currently composed of 36% women and 36% who self-identify as coming from other certain underrepresented groups. In addition, our Board of Directors is made up of highly skilled individuals from the technology and business sectors. Women represent 40% of our Board of Directors and 40% of our Board of Directors identify as members of certain other underrepresented groups.
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
Competitive Pay and Benefits
We strive to provide pay, comprehensive benefits and services that help meet the varying needs of our ZEOs. Our total rewards package includes market-competitive pay, including equity compensation, paid time off, and other comprehensive and competitive global benefits. For example, in the United States, we provide 26 weeks of paid parental leave for new parents who have been employed with us for at least six months. To foster a stronger sense of ownership and to align ZEO interests with our stockholders' interests, we offer equity compensation under our broad-based stock incentive programs. We also offer the opportunity for eligible ZEOs in the United States and many international locations to participate in our employee stock purchase plan (ESPP).
Social Impact
We encourage our ZEOs to give back to the causes that matter to them. Zuora is a member of the Pledge 1% movement and we are committed to leveraging our employees' time and talent to make the communities where we live and work stronger. To facilitate our Pledge 1% initiative, we have empowered our employees with the tools and resources they need to create local Z-Philanthropy chapters at our offices worldwide. Through our Z-Philanthropy chapters, ZEOs in our offices across the globe step up to lead giving and volunteering efforts throughout the year and create lasting partnerships with local nonprofits through these employee-led groups. In addition to the sustained efforts of our local Z-Philanthropy chapters, we host an annual Global Month of Service where ZEOs worldwide participate in volunteer and fundraising events. In fiscal 2023, our ZEOs volunteered over 3,000 hours of their time to mission-aligned nonprofits.
Additionally, Zuora donated $1.0 million of common stock in fiscal 2023 to the Zuora Impact Fund, a donor-advised fund managed by the Tides Foundation, and we expect to continue to make contributions in the future. The Tides Foundation uses the share proceeds to make charitable donations to a wide variety of nonprofits helping communities around the world. We also have an annual employee matching gifts program under which the Zuora Impact Fund matches up to $1,000 per ZEO for their charitable donations, volunteer time, or a combination of the two.

Intellectual Property
We primarily rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality procedures, contractual commitments, and other legal rights to protect our intellectual property. As of January 31, 2023, we had 33 issued patents that expire between 2032 and 2040 as well as 34 patent applications pending in the U.S and foreign jurisdictions. We also pursue the registration of our domain names, trademarks, and service marks in the United States and in certain foreign jurisdictions. Our trademarks include Zuora, Subscription Economy, Subscribed, Powering the Subscription Economy and Zephr. Additionally, we enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with other parties in connection with the disclosure of our confidential information.
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
New and evolving laws and regulations, and changes in their enforcement and interpretation, may require changes to our platform, products, services, or business practices, and may significantly increase our compliance costs and otherwise adversely affect our business and results of operations. As our business expands to include additional products and services, and our operations continue to expand internationally, our compliance requirements and costs may increase, and we may be subject to increased regulatory scrutiny. We believe we are currently in material compliance with laws and regulations to which we are subject and do not expect continued compliance to have a material impact on our capital expenditures, earnings, or competitive position. We continue to monitor existing and pending laws and regulations and while the impact of regulatory changes cannot be predicted with certainty, we do not expect compliance requirements to have a material adverse effect.
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
Zuora, the Zuora logo, Zephr, Zuora Platform, Zuora Billing, Zuora Revenue, Zuora CPQ, Zuora Collect, Zuora Marketplace, Powering the Subscription Economy, Subscribed, Subscription Economy, and other registered or common law trade names, trademarks, or service marks of Zuora appearing in this Form 10-K are the property of Zuora. This Form 10-K contains additional trade names, trademarks, and service marks of other companies that are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by these other companies. Solely for convenience, our trademarks and tradenames referred to in this Form 10-K appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor, to these trademarks and tradenames.
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
Risks Related to Our Business and Industry
•If we are unable to attract new customers and retain and expand sales to existing customers, our revenue growth could be slower than we expect and our business would be adversely affected.
•Current and future economic uncertainty and other unfavorable conditions in our industry or the global economy could limit our growth and negatively affect our operating results.
•If we fail to manage our growth and profitability plans effectively, our business, operating results, and financial condition could be adversely affected.
•If the market for monetization platform software and related solutions, and consumer adoption of products and services that are provided through such solutions, develops slower than we expect, our growth may slow or stall, and our operating results could be adversely affected.
•Currency exchange rate fluctuations may adversely affect our results of operations, which are reported in U.S. dollars.
•If we are unable to recruit or retain senior management or other key personnel and maintain our corporate culture, we may not be able to execute on our business strategy.
•Our success depends in large part on a limited number of products, and if these products fail to gain market acceptance or our product development efforts are unsuccessful, our business, operating results, and financial condition could be adversely affected.
•We have a history of net losses and may not achieve or sustain profitability.
•Our revenue growth and ability to achieve and sustain profitability will depend, in part, on our ability to increase productivity of our sales force.
•If we are unable to effectively compete in the market for our solutions or such markets develop slower than we expect our business, operating results, and financial condition would be adversely affected.
•We face risks related to our debt obligations, including our convertible senior unsecured notes and warrants.

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
Risks Related to Information Technology, Intellectual Property, and Data Security and Privacy
•If our security measures are breached or if unauthorized access to customer, employee or other confidential data is otherwise obtained, or if our solution is perceived as not being secure, we may lose existing customers or fail to attract new customers, our business may be harmed and we may incur significant liabilities.
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
Risks Related to Legal, Regulatory, Accounting, and Tax Matters
•Adverse litigation judgments or settlements could expose us to significant monetary damages or limit our ability to operate our business.
•If we are not able to satisfy government and industry-specific requirements, such as data protection, security, privacy, and export laws, our growth could be harmed.
Risks Related to Ownership of Our Class A Common Stock
•The market price of our Class A common stock has been, and will likely continue to be, volatile, and you could lose all or part of the value of your investment.
•The dual class structure of our common stock has the effect of concentrating substantial influence with holders of our Class B common stock, including our CEO and his affiliates, which limits or precludes your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.

Risks Related to Our Business and Industry
If we are unable to attract new customers and retain and expand sales to existing customers, our revenue growth could be slower than we expect, and our business may be adversely affected.
Our ability to achieve significant growth in revenue in the future will depend, in large part, upon our ability to attract new customers. This may be particularly challenging where an organization has already invested substantial personnel and financial resources to integrate billings and other business and financial management tools, including custom-built solutions, into its business, as such an organization may be reluctant or unwilling to invest in new products and services. As a result, selling our solution often requires sophisticated and costly sales efforts that are targeted at senior management. During the fiscal year ended January 31, 2023, sales and marketing expenses represented approximately 44% of our total revenue. If we fail to attract new customers and fail to maintain and expand new customer relationships, our revenue may grow more slowly than we expect and our business may be adversely affected.
Our future revenue growth also depends upon retaining and expanding sales and renewals of subscriptions to our solution with existing customers. If our existing customers do not expand their use of our solution over time or do not renew their subscriptions or if we receive requests from an increased number of customers for changes to payment or other terms as a result of the impact of macroeconomic conditions, including global economic uncertainty and increasing inflation and interest rates, on their businesses, our revenue may grow more slowly than expected, may not grow at all, or may decline. Our success is also dependent, in part, on our ability to cross-sell our products. If we experience issues with successfully implementing or cross-selling our products, revenue may grow more slowly or may not grow at all.
Our sales and marketing efforts also may be impacted by macroeconomic conditions and other events beyond our control. In light of current macroeconomic conditions and uncertainty, certain customers and prospective customers have reduced or delayed technology or other discretionary spending or otherwise are cautious about purchasing decisions and, as a result, we are experiencing longer sales cycles. If the impacts to customers and prospective customers of current macroeconomic conditions and uncertainty persist or worsen, our business, operating results, financial conditions and prospects could be materially and adversely affected.
While we expect to expand our sales efforts, both domestically and internationally in the long term, in November 2022, we approved a workforce reduction impacting approximately 11% of our workforce. This reduction disproportionately impacted our go-to-market organization and consequently may adversely impact our ability to achieve our future operational targets. In the future, we may be unable to hire qualified sales personnel, may be unable to successfully train those sales personnel that we are able to hire, and sales personnel may not become fully productive on the timelines that we have projected or at all. Further, although we dedicate significant resources to sales and marketing programs, these sales and marketing programs may not have the desired effect and may not expand sales. We cannot assure you that our efforts would result in increased sales to existing customers and additional revenue. If our efforts to expand sales and renewals to existing customers are not successful, our business and operating results could be adversely affected.
Our customers generally enter into subscription agreements with terms of one to five years and have no obligation to renew their subscriptions after the expiration of their initial subscription period. Moreover, our customers that do renew their subscriptions may renew for lower subscription or usage amounts or for shorter subscription periods. In addition, in the first year of a subscription, customers often purchase an increased level of professional services (such as deployment services) than they do in renewal years. Costs associated with maintaining a professional services department are relatively fixed in the short term while professional services revenue is dependent on the amount of billable work actually performed for customers in a period, the combination of which may result in variability in, and have a negative impact on, our gross profit. Customer renewals may decline or fluctuate as a result of a number of factors, including the breadth of early deployment, reductions in our customers’ spending levels, higher volumes of usage purchased upfront relative to actual usage during the subscription term, changes in customers’ business models and use cases, our customers’ satisfaction or dissatisfaction with our solution, our pricing or pricing structure, the pricing or capabilities of products or services offered by our competitors, or the effects of general macroeconomic conditions. If our customers do not renew their agreements with us, or renew on terms less favorable to us, our revenue may decline.

Current and future economic uncertainty and other unfavorable conditions in our industry or the global economy have and may continue to limit our ability to grow our business and negatively affect our operating results.
Our operating results may vary based on the impact of changes in the U.S. and global economy, including recession, fluctuations in inflation and interest rates, and general economic downturns, which can arise suddenly. As a result of current weakened macroeconomic conditions and uncertainty, and related corporate cost cutting and tighter budgets, we are experiencing longer sales cycles and collection periods. Prolonged macroeconomic weakness and uncertainty could continue to adversely affect the ability or willingness of our current and prospective customers to purchase or expand their purchase of our products, further delay customer purchasing decisions, reduce the value of customer contracts, affect attrition rates, or further lengthen collection periods, any of which could materially and adversely affect our business, operating results, financial conditions and prospects. We cannot predict the timing, strength, or duration of any economic downturn. Moreover, there has been recent turmoil in the global banking system, and continued disruptions in the banking system, both in the U.S. or abroad, may impact our or our customers’ liquidity and, as a result, negatively impact our business and operating results.
If we fail to manage our growth and profitability plans effectively, our business, operating results, and financial condition could be adversely affected.
If we are unable to manage our growth and profitability plans effectively, which may continue to be impacted by macroeconomic conditions and other factors outside of our control, our business, operating results, and financial condition could be adversely affected. To manage growth in our operations and personnel, we will need to continue to improve and achieve efficiencies with respect to our operational, financial, and management controls and our reporting systems and procedures, including improving timely access to operational information to optimize business decisions. For example, in November 2022, we approved a workforce reduction plan designed to improve operational efficiencies and operating costs and better align our workforce with current business needs, priorities, and near term growth expectations. Failure to manage growth and profitability plans effectively could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new products and services or enhancing existing products and services, loss of customers, or other operational difficulties in executing sales strategies, any of which could adversely affect our business performance and operating results.
If the market for monetization platform software and related solutions, and consumer adoption of products and services that are provided through such solutions, develops slower than we expect, our growth may slow or stall, and our operating results could be adversely affected.
Our success depends on companies investing in monetization solutions, including subscription or consumption management, revenue recognition and subscriber experience software and products, and consumers choosing to consume products and services through such solutions. Companies may be unwilling or unable to invest in monetization solutions due to the significant cost of such solutions or if they do not believe that the consumers of their products and services would be receptive to offerings on such monetization solutions, or they may choose to invest in such solutions more slowly than we expect. Our success will also depend, to a large extent, on the willingness of large enterprises that have adopted subscription or consumption business models utilizing cloud-based products and services to manage billings and financial accounting relating to their offerings. In addition, those enterprises that do shift to a subscription model may decide that they do not need a solution that offers the range of functionalities that we offer. Many companies have invested substantial effort and financial resources to develop custom-built applications or integrate traditional enterprise software into their businesses as they adopt recurring revenue business models and may be reluctant or unwilling to switch to different applications. Factors that may affect market acceptance and sales of our products and services include:
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
•the overall level of corporate spending and spending on quote-to-cash and revenue recognition solutions by our customers and prospects, including the impact of spending due to macroeconomic conditions;
•general macroeconomic conditions, both in domestic and foreign markets, including the impacts associated with rising interest rates and inflation, slower growth or recession, the ongoing conflict following Russia's invasion of Ukraine, and the COVID-19 pandemic; and
•the price, performance, and availability of competing products and services.
The markets for subscription products and services and for subscription management software may not develop further or may develop slower than we expect. If companies do not shift to subscription business models and subscription management software does not achieve widespread adoption, or if there is a reduction in demand for subscription products and services or subscription management software caused by technological challenges, weakening economic conditions, security or privacy concerns, decreases in corporate spending, a lack of customer acceptance, or otherwise, our business could be materially and adversely affected. In addition, our subscription agreements with our customers generally provide for a minimum monetization platform fee and usage-based fees, which depend on the total dollar amount that is invoiced or managed on our solution, or the total usage of our solution. Because a portion of our revenue depends on the volume of transactions that our customers process through our solution, if our customers do not adopt our solution throughout their business, if their businesses decline or fail, or if they are unable to successfully shift to subscription business models, including if they fail to successfully deploy our solution, our revenue could decline and our operation results could be adversely impacted.
Currency exchange rate fluctuations may adversely affect our results of operations, which are reported in U.S. dollars.
Our international operations expose us to the effects of fluctuations in currency exchange rates, and may increase the cost of our solution to customers outside of the United States when the U.S. dollar is stronger relative to other currencies. Currency exchange rate fluctuations have and may continue to adversely affect our business, operating results, financial condition, and cash flows.
In addition, we incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of such expenses being higher. Furthermore, volatile market conditions arising from macroeconomic conditions and the ongoing conflict in Ukraine may result in significant fluctuations in exchange rates, and, in particular, a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue. This could have a negative impact on our operating results. Although we may in the future decide to undertake foreign exchange hedging transactions to cover a portion of our foreign currency exchange exposure, we currently do not hedge our exposure to foreign currency exchange risks.
Our business depends largely on our ability to attract and retain talented employees, including senior management, and maintain our corporate culture. If we lose the services of Tien Tzuo, our founder, Chairman, and Chief Executive Officer, or other critical talent across our executive team and in other key roles, or fail to maintain our corporate culture, we may not be able to execute on our business strategy.
Our future success depends on our continuing ability to attract, train, engage, assimilate, and retain highly skilled personnel, including software engineers, product management, sales, and professional services personnel. We have historically faced intense competition for qualified individuals from numerous software and other technology companies. Although our voluntary turnover decreased in fiscal 2023 as compared to fiscal 2022, we may experience heightened attrition, including of those with significant institutional knowledge and expertise. We may not be able to retain our current key employees, or attract, train, assimilate, or retain other highly skilled personnel in the future, especially in light of uncertain macroeconomic conditions globally. For example, employees may seek new or different opportunities that offer greater compensation or benefits than we offer or are able to offer, making it difficult to retain them. In addition, we may incur significant costs to attract and retain highly skilled personnel, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. As we move into new countries, we will need to attract and recruit skilled personnel in those areas. If we are unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational, and managerial requirements on a timely basis or at all, our business may be adversely affected. Further, given that our employees continue to be distributed globally and most of our employees continue to work remotely, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture that is focused on inclusivity and high performance, underlying the importance of employee connectivity and accountability. Additionally, we may periodically implement business strategies that impact our employees, such as changes to our organizational structure or workforce adjustments. For example, we approved a workforce reduction in November 2022 that impacted approximately 11% of our workforce. Any workforce reduction could have an adverse effect on our business, including creating negative employee morale and hindering our ability to meet operational targets due to loss of employees. To the extent our compensation programs and workplace culture are not viewed as competitive, or changes in our workforce or other initiatives are not viewed favorably, our ability to attract, retain, and motivate employees can be weakened, which could harm our results of operations.
Our future success also depends in large part on the continued services of senior management and other key personnel. In particular, we are highly dependent on the services of Tien Tzuo, our founder, Chairman and Chief Executive Officer, who is critical to the development of our technology, platform, future vision, and strategic direction. We rely on our leadership team in the areas of operations, security, marketing, sales, support, and general and administrative functions, and on individual contributors such as those in sales and on our research and development team. Our senior management and other key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time and for any reason, such as retirement or career change. As we previously announced, Sri Srinivasan, Zuora's former Chief Engineering and Product Officer, resigned from his role effective March 31, 2023. We are conducting a search for his replacement, and internal leaders are managing the product and engineering organizations until his replacement is hired. If we lose the services of senior management or other key personnel and fail to execute effective succession planning for such key personnel, or if we are unable to attract, train, assimilate, and retain the highly skilled personnel we need, our business, operating results, and financial condition could be adversely affected.
Volatility or lack of appreciation in our stock price may also affect our ability to attract and retain our key employees. Many of our senior personnel and other key employees have become, or will soon become, vested in a substantial amount of stock or stock options. Employees may be more likely to leave us if the exercise price of the options that they hold are significantly above the market price of our Class A common stock or, conversely, if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase price of such shares or the exercise price of such options. If we are unable to retain our employees, or if we need to increase our compensation expenses, including equity compensation expenses, to retain our employees, our business, results of operations, financial condition, and cash flows could be adversely affected.
If we are unable to grow our sales channels and our relationships with strategic partners, such as system integrators, management consulting firms, and resellers, sales of our products and services may suffer and our growth could be slower than we project.
In addition to our direct sales force, we use strategic partners, such as system integrators, management consulting firms, strategic technology partners and resellers, to market, sell, and implement our solution. Historically, we have used these strategic partners to a limited degree, but we are prioritizing efforts to make these partners an increasingly important aspect of our business particularly with regard to enterprise and international sales and larger implementations of our products where these partners may have more expertise and established business relationships than we do. We have transitioned and expect to continue to transition a portion of our professional services implementations to these strategic partners, and as a result we expect our professional services revenue as an overall percentage of Zuora's total revenue to continue to decline over time. Our relationships with these strategic partners are still maturing, and we cannot assure you that these partners will be successful in marketing, selling or implementing our solution. Identifying these partners, negotiating and supporting relationships with them, including training them in how to sell or deploy our solution, and maintaining these relationships requires significant commitment of time and resources that may not yield a significant return on our investment in these relationships. Our future growth in revenue and ability to achieve and sustain profitability depends in part on our ability to identify, establish, and retain successful strategic partner relationships in the United States and internationally, which will take significant time and resources and involve significant risk. If we are unable to establish and maintain our relationships with these partners, or otherwise develop and expand our indirect distribution channel, our business, operating results, financial condition, or cash flows could be adversely affected.
We also cannot be certain that we will be able to maintain successful relationships with any strategic partners and, to the extent that our strategic partners are unsuccessful in marketing, selling, or implementing our solution, our business, operating results, and financial condition could be adversely affected. Our strategic partners may market to our customers the products and services of several different companies, including products and services that compete with our solution. Because our strategic partners do not have an exclusive relationship with us, we cannot be certain that they will prioritize or provide adequate resources to marketing our solution. Moreover, divergence in strategy by any of these partners may materially adversely affect our ability to develop, market, sell, or support our solution. We cannot assure you that our strategic partners will continue to cooperate with us. In addition, actions taken or omitted to be taken by such parties may adversely affect us. We are unable to control the quantity or quality of resources that our systems integrator partners commit to deploying our products and services, or the quality or timeliness of such deployment. If our partners do not commit sufficient or qualified resources to these activities, our customers may be less satisfied, or less supportive with references, or may require the investment of our resources at discounted rates. These, and other failures by our partners to successfully deploy our products and services, may have an adverse effect on our business and our operating results.
Our success depends in large part on a limited number of products. If these products fail to gain or lose market acceptance, our business will suffer.
We derive substantially all of our revenue and cash flows from sales of subscriptions and associated deployment of our Zuora Platform, Zuora Billing, Zuora Revenue, and Zuora Collect products, and with the acquisition of Zephr, a digital subscriber experience platform, in fiscal 2023, we added the Zephr subscription experience product to our portfolio. As such, the continued growth in market demand for these products is critical to our success. Demand for our solution is affected by a number of factors, many of which are beyond our control, including macroeconomic factors, such as the impacts of inflation and rising interest rates on our customers and prospects, the growth or contraction of the Subscription Economy, continued market acceptance of our solution by customers for existing and new use cases, the timing of development and release of new products and services, features, and functionality introduced by our competitors, changes in accounting standards, laws or regulations, policies, guidelines, interpretations, or principles that would impact the functionality and use of our solution, and technological change. We expect that an increasing transition to disaggregated solutions that focus on addressing specific customer use cases would continue to disrupt the enterprise software space, enabling new competitors to emerge. We cannot assure you that our solutions and future enhancements to our solution will be able to address future advances in technology or the requirements of enterprise customers. If we are unable to meet customer demands in creating a flexible solution designed to address all these needs or otherwise achieve more widespread market acceptance of our solution, our business, operating results, financial condition, and growth prospects would be adversely affected.
We have a history of net losses, anticipate increasing our operating expenses in the future, and may not achieve or sustain profitability.
We have incurred net losses in each fiscal year since inception, including net losses of $198.0 million, $99.4 million, and $73.2 million in fiscal 2023, 2022, and 2021, respectively. We expect to incur net losses for the foreseeable future. As of January 31, 2023, we had an accumulated deficit of $761.4 million. We expect to make significant future expenditures related to the development and expansion of our business, including increasing our overall customer base, expanding relationships with existing customers, entering new vertical markets, expanding our global footprint, expanding and leveraging our relationships with strategic partners including system integrators to accelerate our growth, optimizing pricing and packaging, and expanding our operations and infrastructure, both domestically and internationally, and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these increased expenses. In addition, we may delay or reevaluate some or all of the foregoing initiatives in the event that macroeconomic conditions or other factors beyond our control adversely impact our business or operating results. Any delays or reductions in spending in our business development or expansion efforts may negatively affect our ability to expand our operations and maintain or increase our sales. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.

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
We may also be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. Furthermore, hiring sales personnel in new countries requires additional set up and upfront costs that we may not recover if the sales personnel fail to achieve full productivity. In addition, as we continue to grow, a larger percentage of our sales force will be new to our company and our solution, which may adversely affect our sales if we cannot train our sales force quickly or effectively. Attrition rates may increase, and we may also face integration challenges as we continue to seek to expand our sales force in the long-term. If we are unable to hire and train sufficient numbers of effective sales personnel, if attrition increases, or if the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business will be adversely affected.
We periodically change and make adjustments to our sales organization in response to market opportunities, competitive threats, management changes, product and service introductions or enhancements, acquisitions, sales performance, increases in sales headcount, cost levels, and other internal and external considerations, including potential changes and uncertainties associated with macroeconomic conditions or other factors beyond our control. Any future changes in our sales organization may result in a temporary reduction of productivity, which could negatively affect our rate of growth. In addition, any significant change to the way we structure our compensation of our sales organization may be disruptive and may affect our revenue growth.
The market in which we participate is competitive, and our operating results could be harmed if we do not compete effectively.
The market for our solutions, including our billing, collections, revenue recognition and subscriber experience offerings, is highly competitive, rapidly evolving, and fragmented, and subject to changing technology, shifting customer needs, and frequent introductions of new products and services.
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
We face risks related to our debt obligations, including our convertible senior unsecured notes and warrants.
In March 2022, we issued $250.0 million aggregate principal amount of convertible senior unsecured notes due in 2029 (Initial Notes) and warrants for 7.5 million shares of our Class A common stock (Warrants) to Silver Lake Alpine II, L.P. (Silver Lake). We have also agreed to issue to Silver Lake an additional $150.0 million in senior unsecured notes in September 2023 (Additional Notes) (together with the Initial Notes, the “2029 Notes”).
Our debt obligations under the 2029 Notes could adversely impact us. For example, these obligations could:
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
Additionally, due to certain settlement provisions in the Warrants, we have classified a portion of the Warrants as a current liability and revalue the liability on a quarterly basis, which may adversely affect our future operating results and financial condition as reported on a GAAP basis.

We also have a $30.0 million revolving credit facility under an agreement originally entered into with Silicon Valley Bank (SVB), which is currently undrawn. Following the closure of SVB in March 2023, the credit facility was subsequently assumed by First Citizens Bank & Trust. The credit facility contains restrictive covenants, including limitations on our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, pay dividends or repurchase our stock, incur additional indebtedness and liens and enter into new businesses. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lender or terminate the credit facility. Failure to comply with the covenants or other restrictions could result in a default. In addition, the credit facility is secured by substantially all of our non-intellectual property assets and requires us to satisfy certain financial covenants.
Our ability to meet our payment obligations under our debt instruments depends on our ability to generate significant cash flows in the future. This, to some extent, is subject to market, economic, financial, competitive, legislative, and regulatory factors as well as other factors that are beyond our control. There can be no assurance that our business will generate cash flow from operations, or that additional capital will be available to us, in amounts sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. For example, we may utilize proceeds from the 2029 Notes for acquisitions or other investments that do not increase our enterprise value or we may otherwise be unable to generate sufficient cash flows to repay our debt obligations. See Note 9. Debt and Note 17. Warrants to Purchase Shares of Common Stock of the Notes to Consolidated Financial Statements for more information about the 2029 Notes, Warrants and the revolving credit facility.
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
•the transaction volume that our customers process through our system;
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
•political unrest, changes and uncertainty associated with terrorism, hostilities, war, natural disasters or pandemics, such as the COVID-19 pandemic, the ongoing conflict in Ukraine, and the instability in the global banking system; and
•potential costs to attract, onboard, retain, and motivate qualified personnel.
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
The market for our solutions, including our billing, collections, revenue recognition and subscriber experience offerings, is characterized by rapid technological change, frequent new product and service introductions and enhancements, changing customer demands, and evolving industry standards. The introduction of products and services embodying new technologies can quickly make existing products and services obsolete and unmarketable. Additionally, because we provide billing and finance solutions to help our customers with compliance and financial reporting, changes in law, regulations, and accounting standards could impact the usefulness of our products and services and could necessitate changes or modifications to our products and services to accommodate such changes. Subscription management products and services, including our billing, collections and revenue recognition offerings, are inherently complex, and our ability to implement our multi-product strategy, including developing and releasing new products and services or enhancements, new features and modifications to our existing products and services depends on several factors, including timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies and our solution, and overall market acceptance. We cannot be sure that we will succeed in developing, marketing, and delivering on a timely and cost-effective basis enhancements or improvements to our platform or any new products and services that respond to continued changes in subscription management practices or new customer requirements, nor can we be sure that any enhancements or improvements to our platform or any new products and services will achieve market acceptance. Since developing our solution is complex, the timetable for the release of new products and enhancements to existing products is difficult to predict, and we may not offer new products and updates as rapidly as our customers require or expect. Any new products or services that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate sufficient revenue. The introduction of new products and enhancements could also increase costs associated with customer support and customer success as demand for these services increase. This increase in cost could negatively impact profit margins, including our gross margin. Moreover, even if we introduce new products and services, we may experience a decline in revenue of our existing products and services that is not offset by revenue from the new products or services. For example, customers may delay making purchases of new products and services to permit them to make a more thorough evaluation of these products and services or until industry and marketplace reviews become widely available. Some customers may hesitate to migrate to a new product or service due to concerns regarding the complexity of migration or performance of the new product or service. In addition, we may lose existing customers who choose a competitor’s products and services or choose to utilize internally developed applications instead of our products and services. This could result in a temporary or permanent revenue shortfall and adversely affect our business.
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
Acquisitions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for other business development activities. Moreover, the anticipated benefits of any acquisition, investment, or business relationship may not be realized or we may be exposed to unknown liabilities. We may in the future acquire or invest in additional businesses, products, technologies, or other assets. We also may enter into relationships with other businesses to expand our products and services or our ability to provide our products and services in foreign jurisdictions, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing, or investments in other companies. Negotiating these transactions can be time consuming, difficult, and expensive, and our ability to close these transactions may be subject to approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close. For any transactions we undertake, we may:
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
As a substantial portion of our sales efforts are increasingly targeted at large enterprise customers, we may face greater costs, longer sales cycles, and less predictability in the completion of some of our sales. In this market segment, the customer’s decision to use our solution may be an enterprise-wide decision, in which case these types of sales frequently require approvals by multiple departments and executive-level personnel and require us to provide greater levels of customer education regarding the uses and benefits of our solution, as well as education regarding security, privacy, and scalability of our solution, especially for large “business to consumer” customers or those with extensive international operations. These large enterprise transactions might also be part of a customer’s broader business model or business systems transformation project, which are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing, security review, and other delays that could further lengthen the sales cycle. Larger enterprises typically have longer decision-making and deployment cycles, may have greater resources to develop and maintain customized tools and applications, demand more customization, require greater functionality and scalability, expect a broader range of services, demand that vendors take on a larger share of risks, demand increased levels of customer service and support, require acceptance provisions that can lead to a delay in revenue recognition, and expect greater payment flexibility from vendors. We are often required to spend time and resources to better familiarize potential customers with the value proposition of our solution. As a result of these factors, sales opportunities with large enterprises may require us to devote greater sales and administrative support and professional services resources to individual customers, which could increase our costs, lengthen our sales cycle, and divert our sales and professional services resources to a smaller number of larger customers. We may spend substantial time, effort, and money in our sales, design and implementation efforts without being successful in producing any sales or deploying our products in such a way that is satisfactory to our customers. All these factors can add further risk to business conducted with these customers. In addition, if sales expected from a large customer for a particular quarter are not realized in that quarter or at all, our business, operating results, and financial condition could be materially and adversely affected.
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
We conduct our business activities in various foreign countries and have operations in North America, Europe, Asia, and Australia. During the fiscal year ended January 31, 2023, we derived approximately 35% of our total revenue from customers located outside the United States. Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple cultures, customs, legal systems, regulatory systems, and commercial infrastructures. International expansion requires us to invest significant funds and other resources. Our operations in international markets may not develop at a rate that supports our level of investment. Expanding internationally may subject us to new risks that we have not faced before or increase risks that we currently face, including risks associated with:
•recruiting and retaining talented and capable employees in foreign countries;
•providing our solution to customers from different cultures, which may require us to adapt sales practices, modify our solution, and provide features necessary to effectively serve the local market;
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
•compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended (FCPA) and the UK Bribery Act 2010 (UK Bribery Act);
•currency exchange rate fluctuations;
•tariffs, export and import restrictions, restrictions on foreign investments, sanctions, and other trade barriers or protection measures;
•foreign exchange controls that might prevent us from repatriating cash earned outside the United States;
•economic instability and inflationary conditions;
•political instability and unrest, including the effects of the ongoing conflict in Ukraine, especially as it impacts countries in Europe;
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
•instability in the U.S. and international banking systems;
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
We generally charge our customers a flat fee for their use of our platform and a variable fee based on the amount of transaction volume they process through our system and the number of their subscribers. If our customers do not increase their transaction volume or the number of their subscribers, or an economic downturn reduces their transaction volume or the number of their subscribers, our revenue may be adversely impacted by customers reducing their contracted transaction volume. We have limited experience with respect to determining the optimal prices for our platform, and, as a result, we have in the past needed to and expect in the future to need to change our pricing model from time to time. As the market for our platform matures, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing models as we have used historically. We may experience pressure to change our pricing model to defer fees until our customers have fully deployed our solution. Moreover, larger organizations, which comprise a large and growing component of our sales efforts, may demand substantial price concessions. As a result, in the future, we may be required to reduce our prices or change our pricing model, which could adversely affect our revenue, gross margin, profitability, financial position, and cash flow.
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
•discontinues or limits our access to its APIs;
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
Risks Related to Information Technology, Intellectual Property, and Data Security and Privacy
If our security measures are breached or if unauthorized access to customer, employee or other confidential data is otherwise obtained, or if our solution is perceived as not being secure, we may lose existing customers or fail to attract new customers, our business may be harmed and we may incur significant liabilities.

Our solution involves the storage, transmission and processing of our customers’ proprietary data, including highly confidential financial information regarding their business, and personal or confidential information of our customers' customers or other end users. Additionally, we maintain our own proprietary, confidential and otherwise sensitive information, including employee information. While we have security measures in place to protect customer information and prevent data loss and other security breaches, these measures may be breached as a result of third-party action, including cyberattacks or other intentional misconduct by computer hackers, employee error, malfeasance or otherwise. The risk of a cybersecurity incident occurring has increased as more companies and individuals work remotely, potentially exposing us to new, complex threats. Additionally, due to political uncertainty and military actions such as those associated with the war in Ukraine, we and our service providers are vulnerable to heightened risks of cybersecurity incidents and security and privacy breaches from or affiliated with nation-state actors. If any unauthorized or inadvertent access to, or a security breach or incident impacting our platform or other systems or networks used in our business occurs, such event could result in the loss, alteration, or unavailability of data, unauthorized access to, or use or disclosure of data, and any such event, or the belief or perception that it has occurred, could result in a loss of business, severe reputational damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, indemnity obligations, and damages for contract breach or penalties for violation of applicable laws or regulations.

Service providers who store or otherwise process data on our behalf, including third party and public-cloud infrastructure, also face security risks. As we rely more on third-party and public-cloud infrastructure and other third-party service providers, we will become more dependent on third-party security measures to protect against unauthorized access, cyberattacks and the mishandling of customer, employee and other confidential data and we may be required to expend significant time and resources to address any incidents related to the failure of those third-party security measures. Our ability to monitor our third-party service providers' data security is limited, and in any event, attackers may be able to circumvent our third-party service providers' data security measures. There have been and may continue to be significant attacks on certain third-party providers, and we cannot guarantee that our or our third-party providers' systems and networks have not been breached or otherwise compromised, or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our platform. We may also suffer breaches of, or incidents impacting, our internal systems. Security breaches or incidents impacting our platform or our internal systems could also result in significant costs incurred in order to remediate or otherwise respond to a breach or incident, which may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, and other costs, expenses and liabilities. We may be required to or find it appropriate to expend substantial capital and other resources to alleviate problems caused by any actual or perceived security breaches or incidents.
Additionally, many jurisdictions have enacted or may enact laws and regulations requiring companies to notify individuals of data security breaches involving certain types of personal data. These or other disclosures regarding a security breach or incident could result in negative publicity to us, which may cause our customers to lose confidence in the effectiveness of our data security measures which could impact our operating results.
Despite our investments into measures designed to minimize the risk of security breaches, we may experience security incidents or breaches in the future due to elevated cyber threats. If a high profile security breach or incident occurs with respect to us, another Software as a Service (SaaS) provider or other technology company, our current and potential customers may lose trust in the security of our solution or in the SaaS business model generally, which could adversely impact our ability to retain existing customers or attract new ones. Such a breach or incident, or series of breaches or incidents, could also result in regulatory or contractual security requirements that could make compliance challenging. Even in the absence of any security breach or incident, customer concerns about privacy, security, or data protection may deter them from using our platform for activities that involve personal or other sensitive information.
Because the techniques used to obtain unauthorized access or to sabotage systems change frequently, and often are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We may also experience security breaches and incidents that may remain undetected for an extended period of time. Periodically, we experience cyber security events including “phishing” attacks targeting our employees, web application and infrastructure attacks and other information technology incidents that are typical for a SaaS company of our size. These threats continue to evolve in sophistication and volume and are difficult to detect and predict due to advances in electronic warfare techniques, new discoveries in the field of cryptography and new and sophisticated methods used by criminals including phishing, social engineering or other illicit acts. There can be no assurance that our defensive measures will prevent cyberattacks or other security breaches or incidents, and any such attacks, breaches or incidents could damage our brand and reputation and negatively impact our business.
Because data security is a critical competitive factor in our industry, we make numerous statements in our privacy policy and customer agreements, through our certifications to standards and in our marketing materials, providing assurances about the security of our platform including detailed descriptions of security measures we employ. Should any of these statements be untrue, be perceived to be untrue, or become untrue, even through circumstances beyond our reasonable control, we may face claims of misrepresentation or deceptiveness by the U.S. Federal Trade Commission, state and foreign regulators and private litigants. Our insurance policies covering certain security and privacy damages and claim expenses may not be sufficient to compensate for all potential liability. Although we maintain cyber liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred, or that insurance will continue to be available to us on economically reasonable terms, or at all.
In addition, like many similarly situated technology companies, we have a sizable number of research and development and other personnel located outside the United States, including in India and China, which has exposed and could continue to expose us to governmental and regulatory, as well as market and media scrutiny, regarding the actual or perceived integrity of our platform or data security and privacy features. Any actual or perceived security compromise could reduce customer confidence in the effectiveness of our security measures, negatively affect our ability to attract new customers, and cause existing customers to reduce the use or stop using our solution, any of which could harm our business and reputation.
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

Governments and agencies worldwide have adopted or may adopt laws and regulations regarding the collection, use, storage, data residency, security, disclosure, transfer across borders and other processing of information obtained from individuals within jurisdictions. These laws and regulations increase the costs and burdens of compliance, including the ability to transfer information from, or a requirement to store in, particular jurisdictions and could:
•impact our ability to offer our products and services in certain jurisdictions,
•decrease demand for or require us to modify or restrict our product or services, or
•impact our customers’ ability and willingness to use, adopt and deploy our solution globally.

Compliance burdens or our inability to comply with such laws, regulations, and other obligations, could lead to reduced overall demand and impair our ability to maintain and grow our customer base and increase our revenue. We may be unable to make changes that are necessary or appropriate to address changes in laws, regulations, or other obligations in a commercially reasonable manner, in a timely fashion, or at all.
Additionally, laws and regulations relating to the processing of information can vary significantly based on the jurisdiction. Some regions and countries have or are enacting strict laws and regulations, including the European Union (EU), China (PIPL), Australia, and India, as well as states within the United States, such as California, that may create conflicts, obligations or inconsistent compliance requirements. Despite our efforts to comply with these varying requirements, a regulator or supervisory authority may determine that we have not done so and subject us to fines, potentially costly remediation requirements, and public censure, which could harm our business. For example, the European Union’s General Data Protection Regulation (GDPR) mandates requirements for processing personal data and imposes penalties of up to the greater of €20 million or 4% of worldwide revenue for non-compliance. In June 2021, the European Commission issued replacement standard contractual clauses (2021 SCCs) to govern the transfer of personal data to a country that has not been deemed adequate, such as the United States, that created additional requirements that potentially increase liability for data processors such as us. In addition, in the United States, we may be subject to both federal and state laws. Certain U.S. state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to the protection of personal information than federal, international, or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, California continues to be a critical state with respect to evolving consumer privacy laws after enacting the California Consumer Privacy Act (CCPA), later amended by the California Privacy Rights Act (the CPRA). The CPRA took effect in January 2023 and enforcement will begin on July 1, 2023. Failure to comply with the CCPA and the CPRA may result in significant civil penalties, injunctive relief, or statutory or actual damages as determined by the CPPA and California Attorney General through its investigative authority.
We also are bound by standards, contracts and other obligations relating to processing personal information that are more stringent than applicable laws and regulations. The costs of compliance with, and other burdens imposed by, these laws, regulations, and other obligations are significant. In addition, some companies, particularly larger or global enterprises, often will not contract with vendors that do not meet these rigorous obligations and often seek contract terms to ensure we are financially liable for any breach of these obligations. Accordingly, our or our vendors' failure, or perceived inability, to comply with these obligations may limit the demand, use and adoption of our solution, lead to regulatory investigations, breach of contract claims, litigation, damage our reputation and brand and lead to significant fines, penalties, or liabilities or slow the pace at which we close sales transactions, any of which could harm our business. In addition, there is no assurance that our privacy and security-related safeguards, including measures we may take to mitigate the risks of using third parties, will protect us from the risks associated with the third-party processing, storage, and transmission of such information.
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
Future laws, regulations, standards, and other obligations, actions by governments or other agencies, and changes in the interpretation or inconsistent interpretation of existing laws, regulations, standards, and other obligations could result in increased regulation, increased costs of compliance and penalties for non-compliance, costly changes to Zuora's products or their functionality, and limitations on processing personal information. Any failure or perceived failure by us (or the third parties with whom we have contracted to process such information) to comply with applicable privacy and security laws, policies or related contractual obligations, or any compromise of security that results in unauthorized access, use, or transmission of, personal user information, could result in a variety of claims against us, including litigation, governmental enforcement actions, investigations, and proceedings by data protection authorities, as well as fines, sanctions, loss of export privileges, damage to our reputation, or loss of customer confidence, any of which may have a material adverse effect on our business, operating results, and financial condition.
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
We currently host our solution, serve our customers, and support our operations using Amazon Web Services (AWS), a provider of cloud infrastructure services, and have begun enabling new features and capabilities for our solution using Microsoft's Azure cloud service. We also leverage AWS in various geographic regions for our disaster recovery plans. We do not have control over the operations of the facilities of AWS or Azure. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures, and similar events, including events due to the effects of climate change. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in our solution. In addition, breaks in the supply chain due to transportation issues or other factors could potentially disrupt the delivery of hardware needed to maintain these third-party systems or to run our business. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism, and other misconduct.
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
There has been considerable activity in our industry to develop and enforce intellectual property rights. Successful intellectual property infringement claims against us or certain third parties, such as our customers, resellers, or strategic partners, could result in monetary liability or a material disruption in the conduct of our business. We cannot be certain that our products and services, content, and brand names do not or will not infringe valid patents, trademarks, copyrights, or other intellectual property rights held by third parties. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to cease selling or using solutions that incorporate the intellectual property that we allegedly infringe, make substantial payments for legal fees, settlement payments, licensing costs, or other costs or damages, and obtaining a license, may not be available on reasonable terms or at all, thereby hindering our ability to sell or use the relevant technology, or require redesign of the allegedly infringing solutions to avoid infringement, which could be costly, time-consuming, or impossible. Any claims or litigation, regardless of merit, could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our products and services, or require that we comply with other unfavorable terms. We do not have a significant patent portfolio, which could prevent us from deterring patent infringement claims through our own patent portfolio, and our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. We may also be obligated to indemnify our customers or strategic partners in connection with such infringement claims, or to obtain licenses from third parties or modify our solution, and each such obligation could further exhaust our resources. Some of our intellectual property infringement indemnification obligations are contractually capped at a very high amount or not capped at all.
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
Risks Related to Legal, Regulatory, Accounting, and Tax Matters
Adverse litigation judgments or settlements could expose us to significant monetary damages or limit our ability to operate our business.
From time to time, we face litigation or claims arising in or outside the ordinary course of business, which may include class actions, derivative actions, private actions, collective actions, investigations, and various other legal proceedings by stockholders, customers, employees, suppliers, competitors, government agencies, or others. The results of any such litigation, investigations, and other legal proceedings are inherently unpredictable and expensive. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, damage our reputation, require significant amounts of management time, and divert significant resources. If legal proceedings were to be determined adversely to us, or we were to enter into a settlement arrangement, we could be exposed to significant monetary damages or limits on our ability to operate our business, which could have a material adverse effect on our business, financial condition, and operating results. For example, in March 2023, Zuora entered into an agreement to settle the consolidated securities class action litigation pending in the U.S. District Court for the Northern District of California and consolidated under the caption Roberts v. Zuora, Inc. The settlement, which is subject to court approval, provides for a payment of $75.0 million by Zuora, which we accrued in our consolidated balance sheet as of January 31, 2023. For more information, see Note 13. Commitments and Contingencies of the Notes to Consolidated Financial Statements.
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
Our customer contracts typically provide for service level commitments, which relate to service uptime, response times, and escalation procedures. If we are unable to meet the stated service level commitments or suffer extended periods of unavailability for our solution, we may be contractually obligated to provide these customers with service credits, refunds for prepaid amounts related to unused subscription services, or other remedies, or we could face contract terminations. In addition, we could face legal claims for breach of contract, product liability, tort, or breach of warranty. Although we have contractual protections, such as warranty disclaimers and limitation of liability provisions, in our customer agreements, they may not fully or effectively protect us from claims by customers, commercial relationships, or other third parties. We may not be fully indemnified by our vendors for service interruptions beyond our control, and any insurance coverage we may have may not adequately cover all claims asserted against us, or may cover only a portion of such claims. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation and divert management’s time and other resources. Thus, our revenue could be harmed if we fail to meet our service level commitments under our agreements with our customers, including, but not limited to, maintenance response times and service outages. Typically, we have not been required to provide customers with service credits that have been material to our operating results, but we cannot assure you that we will not incur material costs associated with providing service credits to our customers in the future. Additionally, any failure to meet our service level commitments could adversely impact our reputation, business, operating results, and financial condition.
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
In order to support our growth and respond to business challenges, such as developing new features or enhancements to our solution to stay competitive, acquiring new technologies, and improving our infrastructure, we have made significant financial investments in our business, and we intend to continue to make such investments. As a result, to provide the funds required for these investments and other business endeavors, we may need to engage in equity or debt financings. For example, in March 2022, we issued to Silver Lake the Initial Notes and have agreed to issue to Silver Lake an additional $150.0 million in senior unsecured notes in September 2023. See Note 9. Debt of the Notes to Consolidated Financial Statements for more information about the 2029 Notes. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution, and these securities could have rights, preferences, and privileges that are superior to that of holders of our common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve additional restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. Future volatility in the trading price of our common stock may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression or other sustained adverse market event resulting from deteriorating macroeconomic factors could materially and adversely affect our business and the value of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations.
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
Our solution is subject to governmental, including United States and European Union, export control laws and import regulations, and as a U.S. company we are covered by the U.S. sanctions regulations. U.S. export control and economic sanctions laws and regulations prohibit the shipment of certain products and services to U.S. embargoed or sanctioned countries, governments, entities and persons, and complying with export control and sanctions regulations for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. While we take precautions to prevent our solution from being exported in violation of these laws or engaging in any other activities that are subject to these regulations, if we were to fail to comply with U.S. export laws, U.S. Customs regulations and import regulations, U.S. economic sanctions, and other countries’ import and export laws, we could be subject to substantial civil and criminal penalties, including fines for our company, incarceration for responsible employees, reputational harm, and/or the possible loss of export or import privileges which could impact our ability to provide our solution to customers.
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
Further, if our partners, including suppliers, fail to obtain required import, export, or re-export licenses or permits, we may also be impacted by becoming the subject of government investigations or penalties and therefore incur reputational harm. Changes in our solution or changes in export and import regulations may create delays in the introduction of our solution in international markets, prevent our customers with international operations from deploying our solution globally or, in some cases, prevent the export or import of our solution to certain countries, governments, or persons altogether. Any change in export or import laws or regulations, economic sanctions, or related legislation, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons, or technologies targeted by such laws and regulations, could result in decreased use of our solution by, or in our decreased ability to export or sell our solution to, existing or potential customers such as customers with international operations or customers who are added to the restricted entities list published by the U.S. Office of Foreign Assets Control (OFAC). Any decreased use of our solution or limitation on our ability to export or sell our solution would likely harm our business, financial condition, and operating results.
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
Generally Accepted Accounting Principles (GAAP) is subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. Any difficulties in implementing these pronouncements, including those described in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements of the Notes to Consolidated Financial Statements, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors' confidence in us.
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
•other events or factors, including those resulting from war, incidents of terrorism, or responses to these events, including the ongoing conflict in Ukraine;
•the impact of pandemics, such as those experienced during the COVID-19 pandemic, on the global macroeconomy, our operating results and enterprise technology spending;
•sales of shares of our Class A common stock by us or our stockholders;

•inflation;
•fluctuations in interest rates; and
•instability of the U.S. or international banking system.
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, particularly during the current period of macroeconomic uncertainty, including rising inflation, increasing interest rates and fluctuations in international currency rates, as well as the impacts of the current conflict in Ukraine. Stock prices of many companies, and technology companies in particular, have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. These economic, political, regulatory and market conditions have and may continue to negatively impact the market price of our common stock. Volatility in our stock price also affects the value of our equity compensation, which affects our ability to recruit and retain employees. If we fail to meet expectations related to future growth, profitability, or other market expectations, our stock price may decline further, which could have a material adverse effect on investor confidence and employee retention. In addition, some companies that have experienced volatility in the market price of their securities have been subject to shareholder litigation. We have been and are currently subject to shareholder litigation, which is described in Note 13. Commitments and Contingencies of the Notes to Consolidated Financial Statements. This or any future shareholder litigation could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.
The market price of our Class A common stock could decline as a result of a substantial number of shares of our Class A common stock being issued or sold, which may make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.
As of February 28, 2023, a total of 127.4 million shares of Class A common stock and 8.1 million shares of Class B common stock were outstanding. Issuances of a substantial number of shares of our Class A common stock, including as a result of the exercise or conversion into Class A common stock of outstanding convertible notes, warrants, equity awards, shares of Class B common stock or other securities, could result in significant dilution to our existing stockholders and cause the market price of our Class A common stock to decline. From time to time, we may issue shares of common stock or securities convertible into shares of common stock in connection with a financing, an acquisition, investments, or otherwise. For example, as described in Note 9. Debt of the Notes to Consolidated Financial Statements, on March 24, 2022 (Initial Closing Date), we issued to Silver Lake convertible notes in the aggregate principal amount of $250.0 million as well as warrants to purchase up to 7.5 million shares of Class A common stock, and we have agreed to issue additional convertible notes in the aggregate principal amount of $150.0 million to Silver Lake 18 months after the Initial Closing Date (or sooner under certain conditions). In addition, under certain circumstances, the number of shares issuable upon conversion of the convertible notes or exercise of the Warrants may be subject to increase, as described in Note 9. Debt and Note 17. Warrants to Purchase Shares of Common Stock of the Notes to Consolidated Financial Statements. The conversion of these convertible notes or exercise of these Warrants could result in a substantial number of shares of our Class A common stock being issued. Silver Lake is generally restricted from converting the convertible notes or exercising the Warrants, or transferring them, during the 18 month period following the Initial Closing Date, except in certain circumstances.
In addition, we grant equity awards to employees, directors, and consultants under our 2018 Equity Incentive Plan on an ongoing basis and our employees have the right to purchase shares of our Class A common stock semi-annually under our 2018 Employee Stock Purchase Plan. As of January 31, 2023, there were a total of 23.2 million shares of Class A common stock subject to outstanding options and restricted stock units (RSUs), including performance stock units (PSUs). Subject to vesting and other applicable requirements, the shares issued upon the exercise of such options or settlement of such RSUs will be available for resale in the open market.
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
•a shift in billing frequency (i.e., from monthly to quarterly or from quarterly to annually), which may distort trends;
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
The dual class structure of our common stock has the effect of concentrating voting control with holders of our Class B common stock, including our CEO, which limits or precludes your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
Our common stock consists of two classes, including our Class B common stock, which has ten votes per share, and our Class A common stock, which has one vote per share. As of January 31, 2023, our Class B common stock holds approximately 38% of the total voting power of our common stock, with our CEO and his affiliates holding substantially all of our Class B common stock. As a result, the holders of our Class B common stock, including our CEO, could substantially influence all matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the outstanding shares of Class B common stock, (ii) April 16, 2028, and (iii) the date the shares of Class B common stock cease to represent at least 5% of all outstanding shares of our common stock (such date referred to as the "Class B expiration"). Until the Class B expiration, the concentrated influence held by our Class B common stock limits or precludes your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. Additionally, our ability to pay dividends on our common stock is limited by restrictions under the terms of our credit facility with SVB. We anticipate that for the foreseeable future we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
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
Political developments impacting government spending and international trade, including future government shutdowns in the United States, health pandemics such as the COVID-19 pandemic, armed conflict such as the conflict in Ukraine, trade disputes and tariffs, inflation, and rising interest rates, may negatively impact markets and cause weaker macroeconomic conditions. The continuing effect of any or all of these political or other uncertainties could adversely impact demand for our products, harm our operations and weaken our financial results.
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
Moreover, there has been recent instability of the global banking system. Continued disruptions in the banking system, both in the U.S. or abroad, may impact our or our customers’ liquidity and, as a result, negatively impact our business and operating results.
The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain additional executive management and qualified board members.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations. Compliance with these rules and regulations are costly, time-consuming, and can require significant resources. Although we have already hired additional employees and outside consultants to comply with these requirements, we may need to add additional resources, which would increase our costs and expenses.
In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. For example, expected SEC rules on climate-related disclosures may require us to update our policies, processes or systems to reflect new or amended financial reporting standards. These laws, regulations, and standards, if and when adopted, are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as market practice develops or new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business, financial position, and operating results or our revenue and operating profit targets may be adversely affected.
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
We may be adversely affected by natural disasters, pandemics, including any significant resurgence of the COVID-19 pandemic, and other catastrophic events, and by man-made problems such as terrorism, that could disrupt our business operations. Our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Natural disasters, pandemics and epidemics, or other catastrophic events such as fire, power shortages, and other events beyond our control may cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse and material effect on our business, operating results, and financial condition. For example, as a result of the COVID-19 pandemic and its impacts on the global economy and financial markets, we experienced certain disruptions to our business operations, including delays and lengthening of our customary sales cycles, certain customers not purchasing or renewing our products or services, and requests for pricing and payment concessions by certain customers. As a result of the pandemic, we have also reduced our office footprint given that many of our employees continue to work remotely, and we incurred certain impairment charges related to office leases in the fourth quarter of fiscal 2023 as described in Note 12. Leases of the Notes to Consolidated Financial Statements, and may incur additional impairment charges in future periods if we are unable to sublease available office space at our corporate headquarters in California on acceptable terms. In the event of a significant resurgence of COVID-19 pandemic or other future public health crisis, we could experience similar or more significant impacts to our operations, which may adversely impact our business, financial condition and operating results. More generally, a public health crisis or other catastrophic event could adversely affect economies and financial markets and lead to an economic downturn, which could harm our business, financial condition, and operating results.
In the event of a natural disaster, including a major earthquake, blizzard, wildfire, or hurricane, or other catastrophic event such as a fire, power loss, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our solution, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. For example, our corporate headquarters is located in California, a state that frequently experiences earthquakes and wildfires. Additionally, all the aforementioned risks may be further increased if we do not implement an effective disaster recovery plan or our partners’ disaster recovery plans prove to be inadequate.
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
Item 3. Legal Proceedings
Information with respect to this item may be found in Note 13. Commitments and Contingencies to the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, which is incorporated herein by reference.
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
Holders of Record
As of February 28, 2023, there were 82 and 48 registered holders of record of our Class A and Class B common stock, respectively. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
We have presented below the cumulative total return to our stockholders between April 12, 2018 (the date our Class A common stock commenced trading on the New York Stock Exchange) through January 31, 2023 in comparison to the Standard & Poor’s 500 Index, Standard & Poor Information Technology Index and NASDAQ Composite. All values assume a $100 initial investment and reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

$300
$250
$200
$150
$100
$50
$0
Base Period
January 2019
January 2020
January 2021
January 2022
January 2023
Period Ending
Zuora
NASDAQ Composite
S&P 500 Index
S&P 500 Information Technology Index

Company/Index	Base Period April 12, 2018	January 31, 2019	January 31, 2020	January 31, 2021	January 31, 2022	January 31, 2023
Zuora	$100	$108.20	$73.75	$73.75	$83.15	$39.60
S&P 500 Index	$100	$103.08	$125.44	$147.07	$181.33	$166.43
NASDAQ Composite	$100	$102.83	$130.63	$188.22	$206.38	$169.34
S&P 500 Information Technology Index	$100	$101.26	$147.92	$202.85	$256.45	$216.20
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

We have omitted discussion of fiscal 2021 results where it would be redundant to the discussion previously included in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, filed with the SEC on March 28, 2022.
Overview
Business Summary
Zuora provides a cloud-based subscription management platform, built to help companies monetize new services and operate dynamic, recurring revenue business models. Our solution enables companies across multiple industries and geographies to launch, manage and scale a subscription business, automating the quote-to-cash and revenue recognition process, including quoting, billing, collections and revenue recognition. With Zuora’s solution, businesses can change pricing and packaging for products and services to grow and scale, efficiently comply with revenue recognition standards, analyze customer data to optimize their subscription offerings, and build meaningful relationships with their subscribers.
Many of today’s enterprise software systems manage their quote-to-cash and revenue recognition process using software built for one-time transactions. These systems were not designed for the dynamic, ongoing nature of subscription, usage, or consumption-based pricing models, and can be extremely difficult to configure. In traditional product-based businesses, quote-to-cash and revenue recognition is a linear process—a customer orders a product, is billed for that product, payment is collected, and the revenue is recognized. These legacy product-based systems were not specifically designed to handle the complexities of managing ongoing customer relationships and recurring revenue models commonly found in subscription businesses, including billing proration, revenue recognition and reporting, and calculating the lifetime value of the customer. Using legacy or homegrown software to build a subscription business often results in inefficient processes with prolonged and complex manual downstream work, hard-coded customizations, and a proliferation of stock-keeping units (SKUs).
However, enterprise business models are inherently dynamic, with multiple interactions, flexible pricing, global complexities, and continuously-evolving relationships and events. The capabilities to launch, price, and bill for products, facilitate and record cash receipts, process and recognize revenue, and analyze data to drive key decisions are mission critical and particularly complex for companies that operate at a global scale. As a result, as companies launch, grow, and scale their businesses, they often conclude that legacy systems are inadequate. This is where Zuora comes in.
Our vision is “The World Subscribed” -- the idea that one day every company will be a part of the Subscription Economy. Our focus has been on providing the technology our customers need to thrive as customer-centric, recurring revenue businesses.
Our solution includes Zuora Platform, Zuora Billing, Zuora Revenue, Zuora Collect, Zephr, and other software products that support and expand upon these core offerings. Our software helps companies analyze data - including information such as which customers are delivering the most recurring revenue, or which segments are showing the highest churn, thus enabling customers to make informed decisions for their subscription business and to quickly implement changes such as launching new services, updating pricing (usage, time, or outcome based), delivering new offerings, or making other changes to their customers’ subscription experience. We also have a large subscription ecosystem of global partners, that can assist our customers with additional strategies and services throughout the subscription journey.
Companies in a variety of industries - technology, manufacturing, media and entertainment, telecommunications, and many others - are using our solution to scale and adapt to a world that is increasingly choosing subscription-based offerings.
Fiscal 2023 Business Highlights
Our business highlights for fiscal 2023 include the following:
•Our dollar-based retention rate decreased to 108% compared to 110% as of January 31, 2022.
•Our Annual Recurring Revenue (ARR) was $365.0 million compared to $313.9 million as of January 31, 2022, representing ARR growth of 16%.
•We improved our total gross margin to 61% for the year, compared to 60% last year, as we shifted more of our professional services work to our systems integrator partners.

•Customer usage of Zuora solutions grew, with $86.9 billion in transaction volume through Zuora's billing platform during the year, an increase of 16% compared to last fiscal year, and 17% on a constant currency basis.
•We grew our business to 773 customers with Annual Contract Value (ACV) equal to or greater than $100,000 as of January 31, 2023, which represents 3% year-over-year growth. During the year, we closed 25 deals that exceeded $500,000 in ACV, six of which exceeded $1.0 million.
•We issued $250.0 million of convertible senior unsecured notes and certain warrants to Silver Lake, one of the leading technology private equity investors, in March 2022. Under the terms of the agreement with Silver Lake, we have agreed to issue an additional $150.0 million of convertible senior unsecured notes to Silver Lake in September 2023.
•In September 2022, we acquired Zephr, a leading Subscription Experience Platform used by global digital publishing and media companies.
•In November 2022, we approved a reduction of our workforce by 11% in order to improve operational efficiencies and operating costs and better align our workforce with current business needs, priorities, and near term growth expectations, in light of macroeconomic uncertainties.
For a definition of ACV, dollar-based retention rate, and ARR, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operational and Financial Metrics.”
Fiscal 2023 Financial Performance Summary
Our financial performance for fiscal 2023, compared to fiscal 2022, reflects the following:
•Subscription revenue was $338.4 million, an increase of $50.6 million, or 18%, and total revenue was $396.1 million, an increase of $49.3 million, or 14%.
•On a constant currency basis, subscription revenue was $345.6 million, an increase of $57.9 million, or 20% and total revenue was $405.4 million, an increase of $58.6 million, or 17%.
•Total cost of revenue increased to $153.2 million, or 39% of total revenue, compared to $140.1 million, or 40% of revenue, last year.
•Loss from operations increased to $187.5 million, or 47% of revenue, compared to a loss from operations of $96.2 million, or 28% of revenue, last year.
Key Operational and Financial Metrics
We monitor the following key operational and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:

	January 31,
	2023	2022
Customers with ACV equal to or greater than $100,000	773	747
Dollar-based retention rate	108%	110%
Annual recurring revenue growth	16%	20%
Customers with Annual Contract Value Equal to or Greater than $100,000
We believe our ability to enter into larger contracts is indicative of broader adoption of our solution by larger organizations. It also reflects our ability to expand our revenue footprint within our current customer base. We define ACV as the subscription revenue we would contractually expect to recognize from that customer over the next twelve months, assuming no increases or reductions in their subscriptions. We define the number of customers at the end of any particular period as the number of parties or organizations that have entered into a distinct subscription contract with us and for which the term has not ended. Each party with whom we have entered into a distinct subscription contract is considered a unique customer, and in some cases, there may be more than one customer within a single organization. The number of customers with ACV equal to or greater than $100,000 increased to 773 as of January 31, 2023, as compared to 747 as of January 31, 2022. We expect this metric will increase in fiscal year 2024.

Dollar-Based Retention Rate
We believe our dollar-based retention rate is a key measure of our ability to retain and expand revenue from our customer base over time. We calculate our dollar-based retention rate as of a period end by starting with the sum of the ACV from all customers as of twelve months prior to such period end, or prior period ACV. We then calculate the sum of the ACV from these same customers as of the current period end, or current period ACV. The current period ACV includes any upsells and also reflects contraction or attrition over the trailing twelve months, but excludes revenue from new customers added in the current period. We then divide the current period ACV by the prior period ACV to arrive at our dollar-based retention rate. Our dollar-based retention rate decreased to 108% as of January 31, 2023, as compared to 110% as of January 31, 2022 which reflects the impact of foreign currency headwinds. While the dollar-based retention rate can fluctuate in any particular period, we expect it to remain relatively consistent in fiscal 2024.
Annual Recurring Revenue
ARR represents the annualized recurring value at the time of initial booking or contract modification for all active subscription contracts at the end of a reporting period. ARR excludes the value of non-recurring revenue such as professional services revenue as well as contracts with new customers with a term of less than one year. ARR should be viewed independently of revenue and deferred revenue, and is not intended to be a substitute for, or combined with, any of these items. Our ARR was $365.0 million as of January 31, 2023, compared to $313.9 million as of January 31, 2022, representing an increase of 16% year-over-year. For the comparable period ending January 31, 2022, our ARR growth was 20% year-over-year. We expect our ARR year-over-year growth rate to decrease over the next fiscal year reflecting extended deal cycles due to ongoing macroeconomic uncertainty.
Components of Our Results of Operations
Revenue
Subscription revenue. Subscription revenue consists of fees for access to, and use of, our products, as well as customer support. We generate subscription fees pursuant to non-cancelable subscription agreements with terms that typically range from one to three years. Subscription revenue is primarily based on fees to access our services platform over the subscription term. We typically invoice customers in advance in either annual or quarterly installments. Customers can also elect to purchase additional volume blocks or products during the term of the contract. We typically recognize subscription revenue ratably over the term of the subscription period, beginning on the date that access to our platform is provisioned, which is generally on or about the date the subscription agreement is signed.
Professional services revenue. Professional services revenue typically consists of fees for implementation services in connection with helping our customers deploy, configure, and optimize the use of our solutions. These services include systems integration, data migration, and process enhancement. Professional services projects generally take three to twelve months to complete. Once the contract is signed, we generally invoice for professional services on a time and materials basis, although we occasionally engage in fixed-price service engagements and invoice for those based upon agreed milestone payments. We recognize revenue as professional services are performed for time and materials engagements and on a proportional performance method when the professional services are performed under fixed fee engagements. We expect to continue to transition a portion of our professional services implementation engagements to our strategic partners, including system integrators, and as a result we expect our professional services revenue to decrease over time as a percentage of total revenue.
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
Cost of Revenue, Gross Profit and Gross Margin
Cost of subscription revenue. Cost of subscription revenue consists primarily of costs related to hosting our platform and providing customer support. These costs include data center costs and third-party hosting fees, employee compensation costs associated with our cloud-based infrastructure and our customer support organizations, amortization expenses associated with capitalized internal-use software and purchased technology, allocated overhead, software and maintenance costs, and outside services associated with the delivery of our subscription services. We intend to continue to invest in our platform infrastructure, including third-party hosting capacity, and support organizations. However, the level and timing of such investment in these areas could fluctuate and affect our cost of subscription revenue in the future.
Cost of professional services revenue. Cost of professional services revenue consists primarily of costs related to the deployment of our platform. These costs include employee compensation costs for our professional services team, allocated overhead, travel costs, and costs of outside services associated with supplementing our internal staff. We believe that investment in our systems integrator partner network will lead to total margin improvement, however costs may fluctuate in the near term as we shift deployments to our partner network.
Gross profit and gross margin. Our gross profit and gross margin may fluctuate from period to period as our revenue fluctuates, and as a result of the timing and amount of our investments to expand hosting capacity, including through third-party cloud providers, amortization expenses associated with our capitalized internal-use software and purchased technology, and our continued efforts to build our cloud infrastructure, support and professional services teams.
Operating Expenses
Research and development. Research and development expense consists primarily of employee compensation costs, allocated overhead, and travel costs. We capitalize research and development costs associated with the development of internal-use software and we generally amortize these costs over a period of three years into the cost of subscription revenue. All other research and development costs are expensed as incurred. We believe that continued investment in our platform is important for our growth, and as such, we expect our research and development expense to continue to increase in absolute dollars for the foreseeable future, but it may increase or decrease as a percentage of total revenue.
Sales and marketing. Sales and marketing expense consists primarily of employee compensation costs, including the amortization of deferred commissions related to our sales personnel, allocated overhead, costs of general marketing and promotional activities, and travel costs. Commission costs that are incremental to obtaining a contract are amortized in sales and marketing expense over the period of benefit, which is expected to be five years. While we expect to continue to make investments as we expand our customer acquisition and retention efforts, we expect that sales and marketing expense will decrease in absolute dollars but may vary as a percentage of total revenue for the foreseeable future.
General and administrative. General and administrative expense consists primarily of employee compensation costs, allocated overhead, and travel costs for finance, accounting, legal, human resources, and recruiting personnel. In addition, general and administrative expense includes non-personnel costs, such as accounting fees, legal fees, charitable contributions, asset impairments and all other supporting corporate expenses not allocated to other departments. We expect to incur ongoing costs as a result of operating as a public company, including costs related to compliance and reporting obligations of public companies, and continued investment to support our growing operations. As a result, we expect our general and administrative expense to continue to increase in absolute dollars for the foreseeable future but may vary as a percentage of total revenue in the near term. Over the long-term, we expect general and administrative expense to decline as a percentage of total revenue due to savings from economies of scale that we will realize as we grow our business.
Other Income and Expenses
Other income and expenses primarily consists of gain or loss on the revaluation of our warrant liability; amortization of discount and debt issuance costs, and contractual interest on our convertible senior notes; interest expense associated with our term loan facility; interest income from our cash and cash equivalents and short-term investments; and foreign exchange fluctuations.

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
Results of Operations
The following tables set forth our consolidated results of operations data for the periods presented in dollars and as a percentage of our total revenue:

	Fiscal Year Ended January 31,
	2023	2022
	(in thousands)
Revenue:
Subscription	$338,391	$287,747
Professional services	57,696	58,991
Total revenue	396,087	346,738
Cost of revenue:
Subscription	81,094	68,285
Professional services	72,135	71,821
Total cost of revenue	153,229	140,106
Gross profit	242,858	206,632
Operating expenses:
Research and development	102,564	83,219
Sales and marketing	173,871	143,366
General and administrative	78,878	76,223
Litigation settlement	75,000	—
Total operating expenses	430,313	302,808
Loss from operations	(187,455)	(96,176)
Change in fair value of warrant liability	9,214	—
Interest expense	(15,133)	(152)
Interest and other income (expense), net	5,986	(1,670)
Loss before income taxes	(187,388)	(97,998)
Income tax provision	10,582	1,427
Net loss	$(197,970)	$(99,425)

	Fiscal Year Ended January 31,
	2023	2022
Revenue:
Subscription	85%	83%
Professional services	15	17
Total revenue	100	100
Cost of revenue:
Subscription	20	20
Professional services	18	21
Total cost of revenue	39	40
Gross profit	61	60
Operating expenses:
Research and development	26	24
Sales and marketing	44	41
General and administrative	20	22
Litigation settlement	19	—
Total operating expenses	109	87
Loss from operations	(47)	(28)
Change in fair value of warrant liability	2	—
Interest expense	(4)	—
Interest and other income (expense), net	2	—
Loss before income taxes	(47)	(28)
Income tax provision	3	—
Net loss	(50)%	(29)%
Note: Percentages in the table above may not sum due to rounding.
Non-GAAP Financial Measures
To supplement our consolidated financial statements presented in accordance with U.S. GAAP, we monitor and consider non-GAAP financial measures including: subscription revenue and total revenue that exclude the impact of foreign currency exchange rate fluctuations (constant currency basis), non-GAAP cost of subscription revenue, non-GAAP cost of professional services revenue, non-GAAP gross profit, non-GAAP subscription gross margin, non-GAAP professional services gross margin, non-GAAP gross margin, non-GAAP income (loss) from operations, non-GAAP operating margin, non-GAAP net loss, non-GAAP net loss per share, basic and diluted, and free cash flow. We use non-GAAP financial measures in conjunction with GAAP measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our Board of Directors concerning our financial performance. We believe these non-GAAP measures provide investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of our operating results. We also believe these non-GAAP measures are useful in evaluating our operating performance compared to that of other companies in our industry, as they generally eliminate the effects of certain items that may vary for different companies for reasons unrelated to overall operating performance.
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
•Shareholder litigation. We exclude non-recurring charges and benefits, net of insurance recoveries, including litigation expenses and settlements, related to shareholder litigation matters that are outside of the ordinary course of our business. We believe these charges and benefits do not have a direct correlation to the operations of our business and may vary in size depending on the timing and results of such litigation and related settlements.
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

The following tables provide a reconciliation of our GAAP to non-GAAP measures (in thousands, except percentages and per share data):

	Fiscal Year Ended January 31,
	2023	2022
Reconciliation of cost of subscription revenue:
GAAP cost of subscription revenue	$81,094	$68,285
Less:
Stock-based Compensation	(8,141)	(5,875)
Amortization of Acquired Intangibles	(2,236)	(2,050)
Workforce Reduction	(547)	—
Non-GAAP cost of subscription revenue[1]	$70,170	$60,360
GAAP subscription gross margin	76%	76%
Non-GAAP subscription gross margin[1]	79%	79%

	Fiscal Year Ended January 31,
	2023	2022
Reconciliation of cost of professional services revenue:
GAAP cost of professional services revenue	$72,135	$71,821
Less:
Stock-based Compensation	(12,297)	(10,274)
Workforce Reduction	(646)	—
Non-GAAP cost of professional services revenue	$59,192	$61,547
GAAP professional services gross margin	(25)%	(22)%
Non-GAAP professional services gross margin	(3)%	(4)%

	Fiscal Year Ended January 31,
	2023	2022
Reconciliation of gross profit:
GAAP gross profit	$242,858	$206,632
Add:
Stock-based Compensation	20,438	16,149
Amortization of Acquired Intangibles	2,236	2,050
Workforce Reduction	1,193	—
Non-GAAP gross profit[1]	$266,725	$224,831
GAAP gross margin	61%	60%
Non-GAAP gross margin[1]	67%	65%

	Fiscal Year Ended January 31,
	2023	2022
Reconciliation of (loss) income from operations:
GAAP loss from operations	$(187,455)	$(96,176)
Add:
Stock-based Compensation	96,401	72,070
Amortization of Acquired Intangibles	2,236	2,050
Asset Impairment	4,537	12,783
Charitable Contribution	1,000	1,000
Shareholder Litigation	76,268	176
Acquisition-related Transactions	3,153	—
Workforce Reduction	6,369	—
Non-GAAP income (loss) from operations[1]	$2,509	$(8,097)
GAAP operating margin	(47)%	(28)%
Non-GAAP operating margin[1]	1%	(2)%

	Fiscal Year Ended January 31,
	2023	2022
Reconciliation of net loss:
GAAP net loss	$(197,970)	$(99,425)
Add:
Stock-based Compensation	96,401	72,070
Amortization of Acquired Intangibles	2,236	2,050
Asset Impairment	4,537	12,783
Charitable Contribution	1,000	1,000
Shareholder Litigation	76,268	176
Change in Fair Value of Warrant Liability	(9,214)	—
Acquisition-related Transactions	3,153	—
Workforce Reduction	6,369	—
Non-GAAP net loss[1]	$(17,220)	$(11,346)
GAAP net loss per share, basic and diluted[2]	$(1.51)	$(0.80)
Non-GAAP net loss per share, basic and diluted[1,2]	$(0.13)	$(0.09)
_________________________________

(1) Beginning with the second quarter ended July 31, 2021, we no longer exclude non-cash adjustments for capitalization and amortization of internal-use software from our non-GAAP financial measures. We believe that this change more closely aligns our reported financial measures with current industry practice. Our non-GAAP financial measures for the fiscal year ended January 31, 2022 were recast to conform to the updated methodology for comparison purposes.
(2) GAAP and Non-GAAP net loss per share are calculated based upon 131.4 million and 124.2 million basic and diluted weighted-average shares of common stock for the fiscal year ended January 31, 2023 and 2022, respectively.
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

	Fiscal Year Ended January 31,
	2023	2022

	(in thousands)
Net cash (used in) provided by operating activities	$(20,644)	$18,686
Less: Purchases of property and equipment, net of insurance recoveries	(10,634)	(8,432)
Free cash flow	$(31,278)	$10,254
Net cash used in investing activities	$(131,074)	$(20,099)
Net cash provided by financing activities	$241,911	$21,483
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

	Fiscal Year Ended January 31,
	2023	2022	% Change
Subscription revenue (GAAP)	$338,391	$287,747	18%
Effects of foreign currency rate fluctuations	7,237
Subscription revenue on a constant currency basis (Non-GAAP)	$345,628		20%

Total revenue (GAAP)	$396,087	$346,738	14%
Effects of foreign currency rate fluctuations	9,263
Total revenue on a constant currency basis (Non-GAAP)	$405,350		17%

Comparison of the Fiscal Years Ended January 31, 2023 and 2022
Revenue

	Fiscal Year Ended January 31,
	2023	2022	$ Change	% Change

	(dollars in thousands)
Revenue:
Subscription	$338,391	$287,747	$50,644	18%
Professional services	57,696	58,991	(1,295)	(2)%
Total revenue	$396,087	$346,738	$49,349	14%
Percentage of total revenue:
Subscription	85%	83%
Professional services	15	17
Total	100%	100%
Subscription revenue increased by $50.6 million, or 18%, for fiscal 2023 compared to fiscal 2022. The increase was driven by growth in our customer base, including both new and existing customers. New customers contributed approximately $20.7 million of the increase in subscription revenue for fiscal 2023 compared to the prior year period, while increased transaction volume and sales of additional products to our existing customers contributed the remainder. We calculate subscription revenue from new customers for the fiscal year by adding the revenue recognized from new customers acquired in the 12 months prior to the reporting date.
Professional services revenue decreased by $1.3 million, or 2%, for fiscal 2023 compared to fiscal 2022 as a result of shifting more professional services work to our systems integrator partners as we focus our sales mix towards recurring subscription revenue.
On a constant currency basis, subscription revenue was $345.6 million and increased 20%, and total revenue was $405.4 million and increased 17%, for fiscal 2023 compared to fiscal 2022.
Cost of Revenue and Gross Margin

	Fiscal Year Ended January 31,
	2023	2022	$ Change	% Change

	(dollars in thousands)
Cost of revenue:
Subscription	$81,094	$68,285	$12,809	19%
Professional services	72,135	71,821	314	—%
Total cost of revenue	$153,229	$140,106	$13,123	9%
Gross margin:
Subscription	76%	76%
Professional services	(25)%	(22)%
Total gross margin	61%	60%
Cost of subscription revenue increased by $12.8 million, or 19%, for fiscal 2023 compared to fiscal 2022. This was driven primarily by increases of $8.7 million in employee compensation costs driven by increased headcount and stock-based compensation expense, $1.3 million in amortization of internal-use software costs, and $1.2 million in allocated overhead primarily due to increased headcount.
Cost of professional services revenue increased slightly for fiscal 2023 compared to fiscal 2022. This was due to an increase of $5.0 million in employee compensation costs, offset by a decrease of $4.9 million in outside professional services costs.
Our gross margin for subscription services was flat at 76% in fiscal 2023 and fiscal 2022. We expect our subscription gross margin to increase slightly over the next fiscal year.

Our gross margin for professional services decreased to (25)% for fiscal 2023 compared to (22)% for fiscal 2022, primarily due to increased compensation related expenses.
Operating Expenses
Research and Development

	Fiscal Year Ended January 31,
	2023	2022	$ Change	% Change

	(dollars in thousands)
Research and development	$102,564	$83,219	$19,345	23%
Percentage of total revenue	26%	24%
Research and development expense increased by $19.3 million, or 23%, for fiscal 2023 compared to fiscal 2022, primarily driven by increases of $14.4 million in employee compensation costs driven by increased headcount and stock-based compensation expense, $3.4 million in outside professional services costs and $0.6 million in allocated overhead primarily due to increased headcount. Research and development expense increased to 26% from 24% of total revenue during fiscal 2023 and fiscal 2022, respectively, primarily due to additional employee compensation expense.
Sales and Marketing

	Fiscal Year Ended January 31,
	2023	2022	$ Change	% Change

	(dollars in thousands)
Sales and marketing	$173,871	$143,366	$30,505	21%
Percentage of total revenue	44%	41%
Sales and marketing expense increased by $30.5 million, or 21%, for fiscal 2023 compared to fiscal 2022, primarily due to increases of $24.5 million in employee compensation costs driven by increased headcount and stock-based compensation expense and includes $3.5 million in charges incurred for the workforce reduction we approved in November 2022, and $3.0 million in amortization of deferred commissions. Sales and marketing expense increased to 44% of total revenue during fiscal 2023 compared to 41% during fiscal 2022, as a result of higher employee compensation costs and charges incurred for the workforce reduction.
General and Administrative

	Fiscal Year Ended January 31,
	2023	2022	$ Change	% Change

	(dollars in thousands)
General and administrative	$78,878	$76,223	$2,655	3%
Percentage of total revenue	20%	22%
General and administrative expense increased by $2.7 million, or 3%, for fiscal 2023 compared to fiscal 2022, primarily due to increases of $7.5 million in employee compensation costs driven by increased stock-based compensation expenses, $3.2 million in acquisition-related costs, and $1.0 million accrued in connection with the state securities class action litigation, partially offset by lower impairment charges related to our office leases of $4.5 million in fiscal 2023 compared to $12.8 million in fiscal 2022, and a decrease of $1.1 million in outside professional services costs for fiscal 2023 compared to fiscal 2022. General and administrative expense decreased to 20% of total revenue during fiscal 2023 compared to 22% during fiscal 2022, primarily due to decreased impairment charges related to our office leases in fiscal 2023.
Litigation settlement
In March 2023, we entered into an agreement to settle the federal securities class action litigation captioned Roberts v. Zuora, Inc.. We agreed to pay $75.0 million to settle the litigation, which we recorded as an accrual in the consolidated balance sheet as of January 31, 2023. We expect approximately $6.6 million of the settlement to be funded by our remaining insurance coverage. The settlement is subject to court approval. We entered into the settlement to eliminate the uncertainty, burden, and expense of further protracted litigation. We deny the claims alleged in the litigation, and the settlement does not assign or reflect any admission of wrongdoing or liability by Zuora or the named defendants. For more information, see Note 13. Commitments and Contingencies of the Notes to Consolidated Financial Statements.
Other Income and Expenses

	Fiscal Year Ended January 31,
	2023	2022	$ Change	% Change

	(in thousands)
Change in fair value of warrant liability	$9,214	$—	$9,214	N/A
Interest expense	$(15,133)	$(152)	$(14,981)	9856%
Interest and other income (expense), net	$5,986	$(1,670)	$7,656	(458)%
During fiscal 2023, we recognized a $9.2 million gain on revaluation of liability-classified Warrants. Interest expense increased $15.0 million due to the issuance of the Initial Notes in March 2022. Interest and other income (expense), net increased $7.7 million due to increased investment balances and higher interest rates, and the revaluation of cash, accounts receivable, and payables recorded in a foreign currency.
Income Tax Provision

	Fiscal Year Ended January 31,
	2023	2022	$ Change	% Change

	(in thousands)
Income tax provision	$10,582	$1,427	$9,155	642%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For fiscal 2023 and fiscal 2022 we recorded a tax provision of $10.6 million and $1.4 million on losses before income taxes of $187.4 million and $98.0 million, respectively. The effective tax rate for fiscal 2023 and fiscal 2022 was (5.6)% and (1.5)%, respectively. The effective tax rates differ from the statutory rate primarily as a result of providing no benefit on pretax losses incurred in the United States. For fiscal 2023 and fiscal 2022, we maintained a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized. The increase in tax expense resulted primarily from foreign taxes, and associated uncertain tax position reserves.
Liquidity and Capital Resources
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations.
As of January 31, 2023, we had cash and cash equivalents and short-term investments of $386.2 million that were primarily invested in deposit accounts, money market funds, corporate debt securities, commercial paper, and U.S. and foreign government securities. We do not enter into investments for trading or speculative purposes.
We finance our operations primarily through sales to our customers, which are generally billed in advance on an annual or quarterly basis. Customers with annual or multi-year contracts are generally only billed one annual period in advance. We also finance our operations through proceeds from the issuance of stock under our employee stock plans, borrowings under our term loan facility, and proceeds from our issuance of the Initial Notes.
On March 24, 2022, we issued $250.0 million aggregate principal amount of convertible senior unsecured notes to Silver Lake to fund the future growth and expansion of our business, and have agreed to issue an additional $150.0 million in convertible senior unsecured notes to Silver Lake in September 2023. In connection with the 2029 Notes, we also issued Warrants to Silver Lake for 7.5 million shares of our Class A common stock that are exercisable between $20.00 - $24.00 per share. Refer to Note 17. Warrants to Purchase Shares of Common Stock and Note 9. Debt of the Notes to Consolidated Financial Statements for more information about the Warrants and the 2029 Notes.

On March 10, 2023, Silicon Valley Bank (SVB) was closed and the Federal Deposit Insurance Corporation (FDIC) was named as receiver. While SVB was our primary bank at the time of its closure, the vast majority of our total cash, cash equivalents and short-term investments resided in custodial accounts held by U.S. Bank for which SVB Asset Management was the advisor. The FDIC subsequently transferred SVB’s deposits and loans to a newly created bridge bank, named Silicon Valley Bridge Bank, N.A. On March 26, 2023, the FDIC announced that First Citizens Bank & Trust Company (First Citizens Bank) had agreed to purchase and assume all deposits and loans of Silicon Valley Bridge Bank. As a result, all of our deposits that were at SVB and our undrawn $30.0 million revolving credit facility will now be with First Citizens Bank. See Note 9. Debt of the Notes to Consolidated Financial Statements for more information about our credit facility.
In the short term, we believe our existing cash and cash equivalents, marketable securities, and cash flow from operations (in periods in which we generate cash flow from operations) will be sufficient for at least the next 12 months to meet our requirements and plans for cash, including meeting our working capital requirements and capital expenditure requirements, and servicing our debt. In the long term, our ability to support our requirements and plans for cash, including meeting our working capital and capital expenditure requirements, will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support research and development efforts, the cost to develop and support our offering, the introduction of new products and services, the continuing adoption of our products by customers, any acquisitions or investments that we make in complementary businesses, products, and technologies, and our ability to obtain equity or debt financing. Moreover, any instability in the U.S. or international banking systems may impact liquidity both in the short term and long term.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Fiscal Year Ended January 31,
	2023	2022

	(in thousands)
Net cash (used in) provided by operating activities	$(20,644)	$18,686
Net cash used in investing activities	(131,074)	(20,099)
Net cash provided by financing activities	241,911	21,483
Effect of exchange rates on cash and cash equivalents	(461)	(673)
Net increase in cash and cash equivalents	$89,732	$19,397
Operating Activities
Net cash used in operating activities of $20.6 million in fiscal 2023 was comprised primarily of customer collections for our subscription and professional services, cash payments for our personnel, sales and marketing efforts and infrastructure related costs, payments to vendors for products and services related to our ongoing business operations, interest income received on our short-term investments, and interest paid on the Initial Notes.
Net cash used in operating activities for fiscal 2023 increased $39.3 million compared to the same period last fiscal year primarily due to the $7.6 million in interest paid on our Initial Notes, $6.4 million in charges related to a workforce reduction announced in November 2022, $3.5 million in transaction expenses related to the Zephr acquisition, and the impact of lower billings related to extended deal cycles.
Investing Activities
Net cash used in investing activities for fiscal 2023 was $131.1 million. We purchased $79.4 million of short-term investments, net of maturities, as we invested a portion of the proceeds from issuance of the Initial Notes, and used $41.0 million for the acquisition of Zephr, net of cash acquired. We also used $10.6 million to purchase property and equipment and to develop internal-use software as we continue to invest in and grow our business.
Net cash used in investing activities for fiscal 2023 increased $111.0 million compared to last fiscal year primarily due to $79.4 million net purchases of short-term investments in fiscal 2023, compared to $10.3 million net purchases in fiscal 2022, and $41.0 million net cash used to acquire Zephr in fiscal 2023, compared to no cash used for acquisitions in fiscal 2022. Payments for property and equipment, net of insurance recoveries, were $2.2 million higher compared to the same period last year, primarily due to increased software purchases and capitalization of internal-use software in fiscal 2023.
Financing Activities
Net cash provided by financing activities for fiscal 2023 of $241.9 million was primarily due to $233.9 million in net proceeds from issuance of the Initial Notes, $7.0 million of proceeds from issuance of common stock under the ESPP, and $2.5 million in proceeds from stock option exercises, partially offset by $1.5 million in debt principal payments related to our term loan facility.
Net cash provided by financing activities for fiscal 2023 increased $220.4 million compared to last fiscal year primarily due to $233.9 million in proceeds from issuance of the Initial Notes and $3.0 million lower principal payments associated with our term loan facility, partially offset by $16.0 million less proceeds received from stock option exercises compared to the same period last year.
Obligations and Other Commitments
Our material cash requirements from known contractual and other obligations consist of obligations under our operating leases for office space, the 2029 Notes, the settlement of a consolidated class action litigation, and a contractual commitment to one of our vendors for cloud computing services. For more information, please refer to Note 12. Leases, Note 9. Debt and Note 13. Commitments and Contingencies, respectively, of the Notes to Consolidated Financial Statements. As of January 31, 2023, our contractual commitments totaled $460.2 million, with $108.0 million committed within the next twelve months.
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us, or from data breaches or intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. As of January 31, 2023, no demands had been made upon us to provide indemnification under such agreements and there were no claims that we are aware of that could have a material effect on our consolidated balance sheets, consolidated statements of comprehensive loss, or consolidated statements of cash flows.
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
We believe that of our significant accounting policies, which are described in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements of the Notes to Consolidated Financial Statements, the following accounting policy includes estimates and assumptions with a greater degree of judgment and complexity.
Revenue Recognition Policy
Our revenue recognition policy follows guidance from Topic 606, Revenue from Contracts with Customers. We derive our revenue primarily from subscription fees and professional services fees. Determining whether products and services are distinct performance obligations that should be accounted for separately or combined as one unit of accounting may require significant judgment.

Our cloud-based software subscriptions are distinct as such hosted services are often sold separately. In addition, our subscription services contracts can include multi-year agreements that include a fixed annual platform fee and a volume block usage fee that may vary based on permitted volume usage each year. To the extent that permitted volume usage each year is the same, we concluded that there is one multi-year stand-ready performance obligation. To the extent that permitted volume usage each year varies, we concluded that each year represents a distinct stand-ready performance obligation and we allocate the transaction price to the performance obligation on a relative standalone-selling price basis and revenue is recognized ratably over each year.
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
Recent Accounting Pronouncements—Adopted in Fiscal 2023
See “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements of the Notes to Consolidated Financial Statements for more information.

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
Foreign Currency Exchange Risk
Our sales contracts are denominated predominantly in U.S. Dollars, Euros (EUR), British Pounds (GBP) and Japanese Yen (JPY). A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the GBP, Chinese Yuan (CNY), and EUR. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statement of comprehensive loss. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements for the fiscal years ended January 31, 2023 and 2022. Given the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Interest Rate Risk
We had cash and cash equivalents and short-term investments of $386.2 million as of January 31, 2023. Our cash and cash equivalents and short-term investments are held for working capital purposes. We do not make investments for trading or speculative purposes. A significant decrease in these market rates may adversely affect our expected operating results. The 2029 Notes have a fixed interest rate and therefore are not impacted by market rates.
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
As of January 31, 2023, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents and short-term investments or interest owed on our outstanding debt. Fluctuations in the value of our cash equivalents and short-term investments caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities prior to maturity. In addition, a hypothetical 10% relative change in interest rates would not have had a material impact on our operating results for fiscal 2023.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Zuora, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Zuora, Inc. and subsidiaries (the Company) as of January 31, 2023 and 2022, the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Evaluation of standalone-selling prices (SSPs) for subscription services and professional services performance obligations
As discussed in Note 2 to the consolidated financial statements, the Company recognized subscription revenue and professional services revenue of $338.4 million and $57.7 million, respectively, for the fiscal year ended January 31, 2023. The Company allocates the transaction price to each performance obligation on a relative standalone selling price (SSP) basis. The SSP is the estimated price at which the Company would sell a promised product or service separately to a customer. The Company establishes SSP for its subscription services and professional services performance obligations primarily by considering the actual sales prices of the promised product or service when sold on a stand-alone basis. When the Company is unable to rely on actual observable standalone sales prices, it estimates the SSP utilizing inputs such as actual sales prices when sold together with other promised goods or services and other factors such as its overarching pricing objectives and strategies.
We identified the evaluation of SSP for subscription services and professional services performance obligations as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the Company’s inputs and factors used to estimate the SSPs, including sales prices for bundled arrangements, overarching pricing objectives and strategies, list prices, and historical sales pricing of the deliverables.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s revenue process, including controls over the development of SSP and the relevance and reliability of the underlying data. For a selection of revenue transactions, we compared the historical sales information, including price and product category attributes, used by the Company to determine SSP to underlying customer contracts. We compared the range of prices used to establish SSP to historical sales prices for bundled arrangements. We assessed the Company’s determination that bundled prices were indicative of SSP taking into consideration list prices, historical sales of the deliverables, and pricing objectives and strategies. We interviewed the Company’s internal pricing team to obtain an understanding of the Company’s pricing objectives and strategies.
/s/ KPMG LLP
We have served as the Company’s auditor since 2011.
Santa Clara, California
April 3, 2023

ZUORA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	January 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$203,239	$113,507
Short-term investments	183,006	101,882
Accounts receivable, net of allowance for credit losses of $4,001 and $3,188 as of January 31, 2023 and January 31, 2022, respectively	91,740	82,263
Deferred commissions, current portion	16,282	15,080
Prepaid expenses and other current assets	24,285	15,603
Total current assets	518,552	328,335
Property and equipment, net	27,159	27,676
Operating lease right-of-use assets	22,768	32,643
Purchased intangibles, net	13,201	3,452
Deferred commissions, net of current portion	28,250	26,727
Goodwill	53,991	17,632
Other assets	4,677	4,787
Total assets	$668,598	$441,252
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,073	$6,785
Accrued expenses and other current liabilities	103,678	14,225
Accrued employee liabilities	30,483	32,425
Debt, current portion	—	1,660
Deferred revenue, current portion	167,145	152,740
Operating lease liabilities, current portion	9,240	11,462
Total current liabilities	311,619	219,297
Debt, net of current portion	210,403	—
Deferred revenue, net of current portion	442	771
Operating lease liabilities, net of current portion	37,924	45,633
Deferred tax liabilities	3,717	3,243
Other long-term liabilities	7,333	1,701
Total liabilities	571,438	270,645
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A common stock - $0.0001 par value; 500,000 shares authorized, 127,384 and 119,008 shares issued and outstanding as of January 31, 2023 and 2022, respectively.	13	12
Class B common stock - $0.0001 par value; 500,000 shares authorized, 8,121 and 9,048 shares issued and outstanding as of January 31, 2023 and 2022, respectively.	1	1
Additional paid-in capital	859,482	734,149
Accumulated other comprehensive loss	(919)	(108)
Accumulated deficit	(761,417)	(563,447)
Total stockholders’ equity	97,160	170,607
Total liabilities and stockholders’ equity	$668,598	$441,252
See notes to consolidated financial statements.

ZUORA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share data)

	Fiscal Year Ended January 31,
	2023	2022	2021
Revenue:
Subscription	$338,391	$287,747	$242,340
Professional services	57,696	58,991	63,080
Total revenue	396,087	346,738	305,420
Cost of revenue:
Subscription	81,094	68,285	58,808
Professional services	72,135	71,821	71,962
Total cost of revenue	153,229	140,106	130,770
Gross profit	242,858	206,632	174,650
Operating expenses:
Research and development	102,564	83,219	76,795
Sales and marketing	173,871	143,366	116,914
General and administrative	78,878	76,223	54,803
Litigation settlement	75,000	—	—
Total operating expenses	430,313	302,808	248,512
Loss from operations	(187,455)	(96,176)	(73,862)
Change in fair value of warrant liability	9,214	—	—
Interest expense	(15,133)	(152)	(334)
Interest and other income (expense), net	5,986	(1,670)	2,895
Loss before income taxes	(187,388)	(97,998)	(71,301)
Income tax provision	10,582	1,427	1,873
Net loss	(197,970)	(99,425)	(73,174)
Comprehensive loss:
Foreign currency translation adjustment	(461)	(673)	696
Unrealized loss on available-for-sale securities, net of tax	(350)	(231)	(88)
Comprehensive loss	$(198,781)	$(100,329)	$(72,566)
Net loss per share, basic and diluted	$(1.51)	$(0.80)	$(0.62)
Weighted-average shares outstanding used in calculating net loss per share, basic and diluted	131,441	124,206	117,598
See notes to consolidated financial statements.

ZUORA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, January 31, 2020	97,134	$10	17,348	$2	$555,307	$188	$(390,848)	$164,659
Conversion of Class B common stock to Class A common stock	9,176	1	(9,176)	(1)	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchases	8	—	2,714	—	11,784	—	—	11,784
Lapse of restrictions on common stock related to early exercise of stock options	—	—	—	—	116	—	—	116
RSU releases	2,778	—	118	—	—	—	—	—
Issuance of common stock under the ESPP	730	—	—	—	7,637	—	—	7,637
Charitable donation of stock	74	—	—	—	1,000	—	—	1,000
Stock-based compensation	—	—	—	—	59,283	—	—	59,283
Other comprehensive income	—	—	—	—	—	608	—	608
Net loss	—	—	—	—	—	—	(73,174)	(73,174)
Balance, January 31, 2021	109,900	$11	11,004	$1	$635,127	$796	$(464,022)	$171,913
Conversion of Class B common stock to Class A common stock	4,371	—	(4,371)	—	—	—	—	—
Issuance of common stock upon exercise of stock options	509	1	2,389	—	18,498	—	—	18,499
Lapse of restrictions on common stock related to early exercise of stock options	—	—	—	—	26	—	—	26
RSU releases	3,462	—	26	—	—	—	—	—
Issuance of common stock under the ESPP	705	—	—	—	7,428	—	—	7,428
Charitable donation of stock	61	—	—	—	1,000			1,000
Stock-based compensation	—	—	—	—	72,070	—	—	72,070
Other comprehensive loss	—	—	—	—	—	(904)	—	(904)
Net loss	—	—	—	—	—	—	(99,425)	(99,425)
Balance, January 31, 2022	119,008	$12	9,048	$1	$734,149	$(108)	$(563,447)	$170,607
Conversion of Class B common stock to Class A common stock	1,355	—	(1,355)	—	—	—	—	—
Issuance of common stock upon exercise of stock options	49	—	428	—	2,471	—	—	2,471
RSU releases	5,795	1	—	—	—	—	—	1
Issuance of common stock under the ESPP	1,076	—	—	—	7,019	—	—	7,019
Charitable donation of stock	101	—	—	—	1,000	—	—	1,000
Stock-based compensation	—	—	—	—	96,401	—	—	96,401
Issuance of warrants	—	—	—	—	18,442	—	—	18,442
Other comprehensive loss	—	—	—	—	—	(811)	—	(811)
Net loss	—	—	—	—	—	—	(197,970)	(197,970)
Balance, January 31, 2023	127,384	$13	8,121	$1	$859,482	$(919)	$(761,417)	$97,160
See notes to consolidated financial statements.

ZUORA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended January 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(197,970)	$(99,425)	$(73,174)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	18,738	16,760	15,308
Stock-based compensation	96,401	72,070	59,283
Provision for credit losses	2,245	2,919	3,686
Donation of common stock to charitable foundation	1,000	1,000	1,000
Amortization of deferred commissions	19,291	16,330	12,401
Reduction in carrying amount of right-of-use assets	7,363	9,717	8,265
Asset impairment	4,537	12,783	—
Change in fair value of warrant liability	(9,213)	—	—
Change in fair value of contingent consideration	(380)	—	—
Other	(391)	802	73
Changes in operating assets and liabilities:
Accounts receivable	(11,081)	(6,322)	(13,671)
Prepaid expenses and other assets	(7,379)	(1,179)	895
Deferred commissions	(22,802)	(24,127)	(17,842)
Accounts payable	(6,084)	4,457	106
Accrued expenses and other liabilities	88,353	1,424	53
Accrued employee liabilities	(2,161)	1,165	7,065
Deferred revenue	12,020	24,281	16,812
Operating lease liabilities	(13,131)	(13,969)	(8,974)
Net cash (used in) provided by operating activities	(20,644)	18,686	11,286
Cash flows from investing activities:
Purchases of property and equipment	(10,634)	(8,776)	(13,144)
Insurance proceeds for damaged property and equipment	—	344	988
Purchase of intangible assets	—	(1,349)	—
Purchases of short-term investments	(234,246)	(109,510)	(97,363)
Sales of short-term investments	—	—	2,511
Maturities of short-term investments	154,806	99,192	119,880
Cash paid for acquisition, net of cash acquired	(41,000)	—	—
Net cash (used in) provided by investing activities	(131,074)	(20,099)	12,872
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	233,901	—	—
Proceeds from issuance of common stock upon exercise of stock options	2,471	18,499	11,784
Proceeds from issuance of common stock under employee stock purchase plan	7,019	7,428	7,637
Principal payments on long-term debt	(1,480)	(4,444)	(4,440)
Net cash provided by financing activities	241,911	21,483	14,981
Effect of exchange rates on cash and cash equivalents	(461)	(673)	696
Net increase in cash and cash equivalents	89,732	19,397	39,835
Cash and cash equivalents, beginning of year	113,507	94,110	54,275
Cash and cash equivalents, end of year	$203,239	$113,507	$94,110
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,608	$94	$262
Cash paid for tax	$1,445	$1,395	$1,159
Supplemental disclosure of non-cash investing and financing activities:
Lapse in restrictions on early exercised common stock options	$—	$26	$116
Property and equipment purchases accrued or in accounts payable	$4	$164	$70
Purchase of intangible assets included in accrued expenses and other current liabilities	$—	$225	$—
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
Our most significant estimates and assumptions are related to revenue recognition with respect to the determination of the relative standalone selling prices for our services; the expected period of benefit over which deferred commissions are amortized; valuation of stock-based awards, our convertible senior notes and warrants; estimates of allowance for credit losses; estimates of the fair value of goodwill and long-lived assets when evaluating for impairments and for assets acquired from acquisitions; useful lives of intangibles and other long-lived assets; and the valuation of deferred income tax assets and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ materially from these estimates under different assumptions or conditions.
Foreign Currency
The functional currencies of our foreign subsidiaries are the respective local currencies. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive loss within our consolidated balance sheets. Foreign currency transaction gains and losses are included in interest and other income (expense), net in the consolidated statements of comprehensive loss and were not material for fiscal 2023, 2022 and 2021. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average exchange rate during the period, and equity balances are translated using historical exchange rates.
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
We generate revenue primarily from two sources: (1) subscription services, which is comprised of revenue from subscription fees from customers accessing our cloud-based software; and (2) professional services and other revenue. For the fiscal year ended January 31, 2023, subscription revenue was $338.4 million and professional services and other revenue was $57.7 million.
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
Subscription agreements generally have terms ranging from one to three years. Amounts that have been invoiced are recorded in accounts receivable and in either deferred revenue or revenue in our consolidated financial statements, depending on whether the underlying performance obligation has been satisfied.
Professional Services and Other Revenue
Professional services revenue consists of fees for services related to helping our customers deploy, configure, and optimize the use of our solutions. These services include system integration, data migration, and process enhancement. Professional services projects generally take three to twelve months to complete. Once the contract is signed, we generally invoice for professional services on a time and materials basis, although we occasionally engage in fixed-price service engagements and invoice for those based upon agreed milestone payments. We recognize revenue as services are performed for time and materials engagements and on a proportional performance method as the services are performed for fixed fee engagements.
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
Contract Assets
Subscription services revenue is generally recognized ratably over the contract term beginning on the commencement date of each contract. A contract asset results when revenue recognition occurs in advance of billing the customer. Contract assets are included in Prepaid expenses and other current assets in our consolidated balance sheets. The total value of our contract assets was $1.3 million as of January 31, 2023 and 2022.
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

Short-term Investments
We typically invest in high quality, investment grade securities from diverse issuers. We classify our short-term investments as available-for-sale. In general, these investments are free of trading restrictions. We carry these investments at fair value, based on quoted market prices or other readily available market information. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive loss, which is reflected as a separate component of stockholders’ equity in our consolidated balance sheets. Gains and losses are recognized when realized in our consolidated statements of comprehensive loss. When we have determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in income. Gains and losses are determined using the specific identification method.
We review our debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s amortized cost basis. If we believe that an other-than-temporary decline exists in one of these securities, we will write down these investments to fair value. The portion of the write-down related to credit loss would be recorded to Interest and other income (expense), net in our consolidated statements of comprehensive loss. Any portion not related to credit loss would be recorded to accumulated other comprehensive loss, which is reflected as a separate component of stockholders' equity in our consolidated balance sheets.
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
The allowance for credit losses consists of the following activity (in thousands):

	Fiscal Year Ended January 31,
	2023	2022
Allowance for credit losses, beginning balance	$3,188	$4,522
Additions:
Charged to revenue	2,245	2,919
Charged to deferred revenue	1,818	1,801
Deductions:
Write-offs to revenue	(2,201)	(3,423)
Write-offs to deferred revenue	(1,049)	(2,631)
Allowance for credit losses, ending balance	$4,001	$3,188
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
A business combination is accounted for using the acquisition method of accounting. Under the acquisition method, assets acquired and liabilities assumed are recorded at their respective fair values as of the acquisition date. Any excess fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill. The allocation of the consideration requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted average cost of capital, and the cost savings related to the business combination. These estimates are inherently uncertain and unpredictable. Contingent consideration incurred in connection with the business combination is recorded at its fair value on the acquisition date and is remeasured through credits or charges to the consolidated statements of comprehensive loss each subsequent reporting period and is classified as contingent consideration in the condensed consolidated balance sheet until the related contingencies are resolved.
Goodwill, Acquired Intangible Assets, Internal-Use Software and Web Site Development Costs, and Impairment of Long-Lived Assets
Goodwill. Goodwill represents the excess purchase consideration of an acquired business over the fair value of the net tangible and identifiable intangible assets. Goodwill is evaluated for impairment annually on December 1, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate or a significant decrease in expected cash flows. An impairment loss is recognized to the extent that the carrying amount exceeds the reporting unit’s fair value, not to exceed the carrying amount of goodwill. We have the option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount and determine whether further action is needed. If, after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative impairment test is unnecessary. No impairment charges were recorded during fiscal 2023, 2022 or 2021.
Acquired Intangible Assets. Acquired intangible assets consist of developed technology, customer relationships, and trade names, resulting from Zuora’s acquisitions. Acquired intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated useful lives on a straight-line basis.
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
Impairment of Long-Lived Assets. The carrying amounts of long-lived assets, including property and equipment, capitalized internal-use software, acquired intangible assets, deferred commissions, and ROU assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future undiscounted net cash flows the asset is expected to generate over its remaining life. If the asset is determined to be impaired, the amount of any impairment recognized is measured as the difference between the carrying value and the fair value of the impaired asset. If the useful life is shorter than originally estimated, we amortize the remaining carrying value over the new shorter useful life. During fiscal 2023 and fiscal 2022, we recognized impairment charges totaling $4.5 million and $12.8 million, respectively, related to exiting certain excess office space that we have marketed for sublease. See Note 12. Leases for further details of these charges. There were no material impairments recognized for fiscal 2021.
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
Stock-Based Compensation
We measure our employee and director stock-based compensation awards, including purchase rights issued under the ESPP, based on the award's estimated fair value on the date of grant. We estimate the fair value of stock options, and purchase rights under the ESPP, using the Black-Scholes option-pricing model. The fair value of restricted stock units (RSUs) and PSUs is equal to the fair value of our common stock on the date of grant.
Expense associated with our equity awards is recognized net of estimated forfeitures in our consolidated statements of comprehensive loss using the straight-line attribution method over the requisite service period for stock options and RSUs; over the period we expect the service and performance conditions under the award will be achieved for PSUs; and over the offering period for the purchase rights issued under the ESPP. Estimated forfeitures are based upon our historical experience and we revise our estimates, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. For PSUs, we evaluate the vesting conditions on an ongoing basis and stop recognizing expense when we deem the PSU is no longer probable of vesting. If we deem the PSU to be improbable of vesting, we record an adjustment to reverse all previously recognized expense associated with the PSU in the current period.
Stock options generally vest over four years and have a contractual term of ten years. ESPP purchase rights vest over the two year offering period. RSUs generally vest over three to four years and PSUs generally vest over one to three years.
Determining the grant date fair value of options, RSUs, and PSUs requires management to make assumptions and judgments. These estimates involve inherent uncertainties and if different assumptions had been used, stock-based compensation expense could have been materially different from the amounts recorded.
The assumptions and estimates for valuing stock options are as follows:

•Fair value per share of Company’s common stock. We use the publicly quoted price of our common stock as reported on the New York Stock Exchange as the fair value of our common stock.
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
We have one sublease, which is classified as an operating lease. We recognize sublease income on a straight-line basis over the sublease term. Sublease income is reported as a reduction in our operating lease cost and is allocated across the consolidated statements of comprehensive loss.

Derivative Financial Instruments
The accounting treatment of derivative financial instruments requires that we record certain embedded features and warrants as assets or liabilities at their fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date with any change in fair value recorded as income or expense. In connection with our issuance of the Initial Notes to Silver Lake on March 24, 2022 as described in Note 9. Debt and Note 17. Warrants to Purchase Shares of Common Stock, we adopted a sequencing policy in accordance with ASC 815-40 whereby financial instruments issued will be ordered by conversion or exercise price.
Deferred Debt Issuance Costs
Costs directly associated with obtaining debt financing are deferred and amortized using the effective interest rate method over the expected term of the related debt agreement. We determine the expected term of debt agreements by assessing the contractual term of the debt as well as any non-contingent put rights provided to the lenders. Unamortized amounts related to long-term debt are reflected on the consolidated balance sheets as a direct deduction from the carrying amounts of the related long-term debt liability. Amortization expense of deferred loan costs was approximately $6.6 million for the fiscal year ended January 31, 2023, and is included in Interest expense on the accompanying consolidated statements of comprehensive loss.
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
Recent Accounting Pronouncements—Adopted in Fiscal 2023
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
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The standard requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. We retroactively adopted this standard as of February 1, 2022. The adoption of this standard on February 1, 2022 had no impact on our condensed consolidated financial statements.

Note 3. Investments
The amortized costs, unrealized gains and losses and estimated fair values of our short-term investments were as follows (in thousands):

	January 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$34,865	$—	$(377)	$34,488
Corporate bonds	41,974	—	(189)	41,785
Commercial paper	102,720	—	—	102,720
Foreign government securities	4,023	—	(10)	4,013
Total short-term investments	$183,582	$—	$(576)	$183,006

	January 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$18,082	$—	$(155)	$17,927
Corporate bonds	21,225	—	(49)	21,176
Commercial paper	55,234	—	—	55,234
Supranational bonds	3,503	—	—	3,503
Foreign government securities	4,064	—	(22)	4,042
Total short-term investments	$102,108	$—	$(226)	$101,882
There were no material realized gains or losses from sales of marketable securities that were reclassified out of accumulated other comprehensive loss into investment income during fiscal 2023 and 2022. We had no significant unrealized losses on our available-for-sale securities as of January 31, 2023 and January 31, 2022, and we do not expect material credit losses on our current investments in future periods. All securities had stated effective maturities of less than one year as of January 31, 2023.

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
The following tables summarize our fair value hierarchy for our financial assets measured at fair value on a recurring basis (in thousands):

	January 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$184,580	$—	$—	$184,580
Short-term investments:
U.S. government securities	$—	$34,488	$—	$34,488
Corporate bonds	—	41,785	—	41,785
Commercial paper	—	102,720	—	102,720
Foreign government securities	—	4,013	—	4,013
Total short-term investments	$—	$183,006	$—	$183,006
Liabilities:
Warrant liability	$—	$—	$2,829	$2,829

	January 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$92,668	$—	$—	$92,668
Short-term investments:
U.S. government securities	$—	$17,927	$—	$17,927
Corporate bonds	—	21,176	—	21,176
Commercial paper	—	55,234	—	55,234
Supranational bonds	—	3,503	—	3,503
Foreign government securities	—	4,042	—	4,042
Total short-term investments	$—	$101,882	$—	$101,882

Changes in our Level 3 fair value measurements were as follows (in thousands):

Warrant Liability
Balance, January 31, 2022	$—
Issuances	12,043
Gain on change in fair value	(9,214)
Balance, January 31, 2023	$2,829
The carrying amounts of certain financial instruments, including cash held in bank accounts, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their relatively short maturities.
As of January 31, 2023, the net carrying amount of the Initial Notes was $210.4 million, and the estimated fair value was $147.8 million. The fair value of the Initial Notes is classified as a Level 3 measurement. Additional information regarding the Initial Notes and Warrant liability is included in Note 9. Debt and Note 17. Warrants to Purchase Shares of Common Stock, respectively.
Our long- and indefinite-lived assets are measured at fair value on a non-recurring basis and are reduced if the assets are determined to be impaired. During the fiscal years ended January 31, 2023 and January 31, 2022, we recognized impairment charges of $4.5 million and $12.8 million, respectively, related to ROU assets, leasehold improvements, and furniture and fixtures associated with certain of our operating leases for office spaces we have marketed for sublease. We estimated the fair value of these assets when we identified indicators of impairment using a market approach based on expected future cash flows from sublease income, which relied on certain assumptions made by management based on both internal and external data. These assumptions included estimates of the rental rate, discount rate, period of vacancy, incentives and annual rent increases, which were determined based on recent market comparable data and other data regarding general market conditions we reviewed in consultation with third-party commercial real estate experts. See Note 12. Leases for further details on the impairment charges we recorded. As a result of the subjective nature of unobservable inputs used, these assets are classified within Level 3 of the fair value hierarchy.
Note 5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	January 31,
	2023	2022
Prepaid software subscriptions	$7,533	$6,854
Taxes	3,860	1,270
Prepaid insurance	3,225	3,220
Insurance payments receivable	2,000	—
Contract assets	1,325	1,289
Deposits	1,168	250
Prepaid hosting costs	871	767
Other	4,303	1,953
Total	$24,285	$15,603

Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	January 31,
	2023	2022
Software	$32,778	$25,495
Leasehold improvements[1]	15,254	17,277
Computer equipment	11,780	14,746
Furniture and fixtures[1]	3,793	4,424
	63,605	61,942
Less: accumulated depreciation and amortization	(36,446)	(34,266)
Total	$27,159	$27,676
_________________________________
(1) The cost basis of leasehold improvements and furniture and fixtures was reduced to reflect impairments of $1.1 million and $0.1 million, respectively, recorded during the fiscal year ended January 31, 2023. For more information, refer to Note 12. Leases.
The following table summarizes the capitalized internal-use software costs included within the Software line item in the table above (in thousands):

	Fiscal Year Ended January 31,
	2023	2022	2021
Internal-use software costs capitalized during the period	$7,066	$5,785	$4,235

		January 31,
		2023	2022
Total capitalized internal-use software, net of accumulated amortization		$14,138	$11,534
The following table summarizes total depreciation and amortization expense related to property and equipment, including amortization of internal-use software, included primarily in Cost of subscription revenue and General and administrative in the accompanying consolidated statements of comprehensive loss (in thousands):

	Fiscal Year Ended January 31,
	2023	2022	2021
Total depreciation and amortization expense	$9,668	$11,430	$10,571

Note 7. Intangible Assets and Goodwill
Intangible Assets
The following table summarizes the purchased intangible asset balances (in thousands):

	January 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$19,571	$(9,194)	$10,377
Customer relationships	5,187	(3,225)	1,962
Trade names	1,709	(847)	862
Total	$26,467	$(13,266)	$13,201

	January 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$9,271	$(7,692)	$1,579
Customer relationships	4,287	(2,717)	1,570
Trade names	909	(606)	303
Total	$14,467	$(11,015)	$3,452
Purchased intangible assets are being amortized primarily to Cost of subscription revenue in the accompanying consolidated statements of comprehensive loss on a straight-line basis over their estimated useful lives ranging from three to ten years. The following table summarizes amortization expense recognized on purchased intangible assets during the periods indicated (in thousands):

	Fiscal Year Ended January 31,
	2023	2022	2021
Purchased intangible assets amortization expense	$2,251	$2,050	$1,692
Estimated future amortization expense for purchased intangible assets as of January 31, 2023 was as follows (in thousands):

Fiscal 2024	$2,953
Fiscal 2025	2,509
Fiscal 2026	1,874
Fiscal 2027	1,561
Fiscal 2028	1,561
Thereafter	2,743
$13,201
Goodwill
The following table represents the changes to goodwill (in thousands):

Goodwill
Balance, January 31, 2022	$17,632
Addition from acquisition	35,009
Effects of foreign currency translation	1,350
Balance, January 31, 2023	$53,991
There were no changes in the carrying amount of goodwill for the fiscal year ended January 31, 2022.
Zuora has one reporting unit. We performed an annual test for goodwill impairment as of December 1, 2022 and determined that goodwill was not impaired as a result of our qualitative assessment. In addition, there have been no significant events or circumstances affecting the valuation of goodwill subsequent to our annual assessment.
Note 8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	January 31,
	2023	2022
Litigation settlement	$75,000	$—
Accrued contingent consideration	4,420	—
Accrued hosting and third-party licenses	4,374	3,865
Accrued taxes	4,088	2,422
Accrued outside services and consulting	3,507	3,712
Warrant liability	2,829	—
Accrued interest	850	3
Other accrued expenses	8,610	4,223
Total	$103,678	$14,225
Note 9. Debt
2029 Notes
On March 24, 2022 (Initial Closing Date), we issued convertible senior notes (Initial Notes) in the aggregate principal amount of $250.0 million pursuant to an investment agreement (Investment Agreement) and indenture agreement (Indenture) to certain entities affiliated with Silver Lake Alpine II, L.P. (Silver Lake). Pursuant to the Investment Agreement, we have agreed to issue additional convertible senior notes in the aggregate principal amount of $150.0 million (Additional Notes), (together with the Initial Notes, the “2029 Notes”) to Silver Lake 18 months after the Initial Closing Date, with an earlier issuance upon our completion of a Material Acquisition that meets the conditions described in Section 2.02(a) of the Investment Agreement. In addition, in the event that a Change in Control (as defined in the Indenture) occurs prior to the Additional Notes being issued, the noteholder would have the right to receive, at the noteholder's election, the Additional Notes, a cash payment, or common stock, as described in Section 2.02(b) of the Investment Agreement. The Initial Notes and the Additional Notes, once issued, represent senior unsecured obligations of Zuora.
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
The purchase price of the 2029 Notes is 98% of the par value. The 2029 Notes bear interest at a rate of 3.95% per annum, payable quarterly in cash, provided that we have the option to pay interest in kind at 5.50% per annum. If elected, any such paid in kind interest will be added to the principal balance at each quarterly interest payment date. The 2029 Notes will mature on March 31, 2029, subject to earlier conversion or redemption. The Initial Notes are convertible at Silver Lake’s option into shares of our Class A common stock at an initial conversion rate of 50.0 shares per $1,000 principal amount ($20.00 per share, representing 12.5 million shares of Class A common stock), subject to customary anti-dilution adjustments. Any 2029 Notes that are converted in connection with a Make-Whole Fundamental Change (as defined in the Indenture) are subject to an increase in the conversion rate under certain circumstances.
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
We determined that the Initial Notes arrangement consisted of three freestanding instruments: the Initial Notes, the Warrants and the loan commitment related to the Additional Notes. In addition, we evaluated the embedded features in the Initial Notes and identified certain embedded features which were not clearly and closely related to the Initial Notes and met the definition of a derivative, and therefore required bifurcation from the host contract. We determined that the fair value of these bifurcated derivatives was de minimis as of the Initial Closing Date and as of January 31, 2023.
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
We incurred approximately $8.1 million of debt issuance costs associated with the 2029 Notes and Warrants. Of this amount, we allocated $7.1 million as a component of the discount on the 2029 Notes, $0.7 million against the proceeds allocated to the equity-classified Warrants and $0.3 million was allocated to the liability-classified Warrants and recorded to General and administrative expense in the accompanying consolidated statements of comprehensive loss. The 2029 Notes debt discount is being amortized using the effective interest rate method over the five year expected life of the 2029 Notes (representing the period from the contract date to the earliest noncontingent put date of May 24, 2027) and reflects an effective interest rate of 8.5%.
The carrying value of the Initial Notes was classified as long-term and consisted of the following (in thousands):

January 31, 2023
Initial Notes principal	$250,000
Unamortized debt discount	(39,597)
Carrying value	$210,403
Interest expense related to the Initial Notes, included in Interest expense in the accompanying audited condensed consolidated statements of comprehensive loss, was as follows (in thousands):

Fiscal Year Ended January 31,
2023
Contractual interest expense	$8,421
Amortization of debt discount	6,644
Total interest expense	$15,065
Debt Agreement
We have a $30.0 million revolving credit facility, which is currently undrawn, under an agreement (Debt Agreement) originally entered into with Silicon Valley Bank (SVB). This credit facility matures in October 2025. Following the closure of SVB in March 2023, the credit facility was subsequently assumed by First Citizens Bank & Trust Company. The interest rate under the credit facility is equal to the prime rate published by the Wall Street Journal minus 1.00%. We had not drawn down any amounts under the facility as of January 31, 2023.

The Debt Agreement also included a term loan facility, under which we borrowed $15.0 million in June 2017 to partially finance the acquisition of Leeyo Software, Inc. The term loan facility fully matured in June 2022. We made term loan principal and interest payments totaling $1.5 million in fiscal 2023, including the final term loan principal and interest payment of $0.4 million during the second quarter of 2023, and paid a fee of 1.5% of the original principal amount of the term loan facility, or $225,000, upon termination of the facility.
Note 10. Deferred Revenue and Performance Obligations
The following table summarizes revenue recognized during the period that was included in the deferred revenue balance at the beginning of each respective period (in thousands):

	Fiscal Year Ended January 31,
	2023	2022	2021
Revenue recognized from deferred revenue	$147,036	$126,245	$107,091
As of January 31, 2023, total remaining non-cancellable performance obligations under our subscription contracts with customers was approximately $500.3 million and we expect to recognize revenue on approximately 59% of these remaining performance obligations over the next 12 months. Remaining performance obligations under our professional services contracts as of January 31, 2023 were not material.
Note 11. Geographical Information
Disaggregation of Revenue
Revenue by country, based on the customer’s address at the time of sale, was as follows (in thousands):

	Fiscal Year Ended January 31,
	2023	2022	2021
United States	$257,653	$218,502	$200,273
Others	138,434	128,236	105,147
Total	$396,087	$346,738	$305,420
Percentage of revenue by country:
United States	65%	63%	66%
Other	35%	37%	34%
Other than the United States, no individual country exceeded 10% of total revenue for fiscal 2023, 2022 and 2021.
Long-lived assets
Long-lived assets, which consist of property and equipment, net, deferred commissions, purchased intangible assets, net and operating lease right-of-use assets by geographic location, are based on the location of the legal entity that owns the asset. As of January 31, 2023 and 2022, no individual country exceeded 10% of total long-lived assets other than the United States.
Note 12. Leases
We have non-cancelable operating leases for our offices located in the U.S. and abroad. As of January 31, 2023, these leases expire on various dates between 2023 and 2030. Certain lease agreements include one or more options to renew, with renewal terms that can extend the lease up to seven years. We have the right to exercise or forego the lease renewal options. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of our long-term operating leases and related operating lease cost were as follows (in thousands):

	January 31,
	2023	2022
Operating lease right-of-use assets	$22,768	$32,643

Operating lease liabilities, current portion	$9,240	$11,462
Operating lease liabilities, net of current portion	37,924	45,633
Total operating lease liabilities	$47,164	$57,095

	Fiscal Year Ended January 31,
	2023	2022	2021
Operating lease cost[1]	$9,933	$12,681	$11,933
_________________________________
(1) Includes costs related to our short-term operating leases and is net of sublease income as follows (in thousands):

	Fiscal Year Ended January 31,
	2023	2022	2021
Short-term operating lease cost	$483	$402	$193
Sublease income	$(98)	$—	$—

The future maturities of long-term operating lease liabilities for each fiscal year were as follows (in thousands):

Maturities of Operating Lease Liabilities
2024	$11,288
2025	6,874
2026	6,493
2027	6,705
2028	6,800
Thereafter	17,412
Total lease payments	55,572
Less imputed interest	(8,408)
Present value of lease liabilities	$47,164

Other supplemental information related to our long-term operating leases includes the following (dollars in thousands):

	January 31,
	2023	2022
Weighted-average remaining operating lease term	6.7 years	7.0 years
Weighted-average operating lease discount rate	4.8%	4.6%

	Fiscal Year Ended January 31,
	2023	2022	2021
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases	$12,802	$13,701	$9,693
Operating cash flows resulting from operating leases	$12,802	$13,701	$9,693
New right-of-use assets obtained in exchange for lease liabilities:
Operating leases obtained	$799	$5,040	$1,064
As of January 31, 2023, we had $3.4 million of undiscounted future payments for an operating lease that had not yet commenced, which is excluded from the tables above and is not yet recognized in our consolidated balance sheets. This operating lease is expected to commence in fiscal year 2024 and has a lease term of 36 months.
During the fiscal years ended January 31, 2023 and January 31, 2022, we identified indicators of impairment for certain of our excess office spaces that we have marketed for sublease. In accordance with ASC Topic 360, we evaluated the associated asset groups for impairment, which included the ROU assets, leasehold improvements, and furniture and fixtures for each office space, as the change in circumstances indicated that the carrying amount of the asset groups may not be recoverable. We compared the expected future undiscounted cash flows for each office space to the carrying amount of each respective asset group and determined that they were impaired.
We recognized the excess of the carrying value over the fair value of the asset groups, which totaled $4.5 million and $12.8 million during the fiscal years ended January 31, 2023 and January 31, 2022, respectively, as an impairment expense in the accompanying consolidated statements of comprehensive loss under General and administrative. The impairment charge was allocated to the assets in the asset groups resulting in reductions of $3.3 million, $1.1 million, and $0.1 million to ROU assets, leasehold improvements and furniture and fixtures, respectively, for the fiscal year ended January 31, 2023, and reductions of $9.8 million, $2.2 million and $0.8 million to ROU assets, leasehold improvements and furniture and fixtures, respectively, for the fiscal year ended January 31, 2022.
Note 13. Commitments and Contingencies
Letters of Credit
In connection with the execution of certain facility leases, we had bank issued irrevocable letters of credit for $4.5 million, $4.5 million and $4.7 million as of January 31, 2023, 2022 and 2021, respectively. No draws have been made under such letters of credit.
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

Securities Class Action Litigation
Federal Litigation. In June 2019, a putative securities class action lawsuit was filed in the U.S. District Court for the Northern District of California naming Zuora and certain of its officers as defendants. The complaint purports to bring suit on behalf of stockholders who purchased or otherwise acquired Zuora's securities between April 12, 2018 and May 30, 2019. The complaint alleges that defendants made false and misleading statements about Zuora's business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (Exchange Act), and seeks unspecified compensatory damages, fees and costs. In November 2019, the lead plaintiff filed a consolidated amended complaint asserting the same claims. This consolidated class action litigation is captioned Roberts v. Zuora, Inc., Case No. 3:19-CV-03422. In April 2020, the court denied defendants’ motion to dismiss. On March 15, 2021, the court granted plaintiff’s motion to certify a class consisting of persons and entities who purchased or acquired Zuora common stock between April 12, 2018 and May 30, 2019 and who were allegedly damaged thereby. Discovery in this case concluded in October 2022. On March 31, 2023, Zuora entered into an agreement to settle this consolidated class action litigation. The settlement provides for a payment of $75.0 million by Zuora, which we recorded as an accrual and is included in Accrued expenses and other current liabilities in the accompanying consolidated balance sheet as of January 31, 2023. We expect approximately $6.6 million of the settlement to be funded by our remaining insurance coverage. The settlement is subject to court approval. Zuora entered into the settlement to eliminate the uncertainty, burden, and expense of further protracted litigation. Zuora denies the claims alleged in the litigation, and the settlement does not assign or reflect any admission of wrongdoing or liability by Zuora or the named defendants.
State Litigation. In April and May 2020, two putative securities class action lawsuits were filed in the Superior Court of the State of California, County of San Mateo, naming as defendants Zuora and certain of its current and former officers, its directors and the underwriters of Zuora's initial public offering (IPO). The complaints purport to bring suit on behalf of stockholders who purchased or otherwise acquired Zuora's securities pursuant or traceable to the Registration Statement and Prospectus issued in connection with Zuora's IPO and allege claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The suits seek unspecified damages and other relief. In July 2020, the court entered an order consolidating the two lawsuits, and the lead plaintiffs filed a consolidated amended complaint asserting the same claims. This consolidated class action litigation is captioned Olsen v. Zuora, Inc., Case No. 20-civ-1918. In October 2020, the court denied defendants’ demurrer as to the Section 11 and Section 15 claims and granted the demurrer as to the Section 12(a)(2) claim with leave to file an amended complaint. In November 2020, the lead plaintiffs filed an amended consolidated complaint. Defendants' demurrer to the Section 12(a)(2) claim was sustained with leave to amend. In October 2021, the court certified a class for the Section 11 and Section 15 claims, consisting of persons and entities who purchased or acquired Zuora common stock pursuant or traceable to the Registration Statement and Prospectus issued in connection with Zuora’s IPO. The lead plaintiffs voluntarily dismissed the Section 12(a)(2) claim without prejudice. Discovery in this case is ongoing. We dispute the claims and intend to vigorously defend against them. While Zuora cannot predict the ultimate outcome of this litigation, Zuora recorded an accrual of $1.0 million based on its assessment of the potential loss that may result from this matter, which amount is included in Accrued expenses and other current liabilities in the accompanying consolidated balance sheet as of January 31, 2023.
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
In February and March 2021, two additional stockholder derivative lawsuits were filed in Delaware Chancery Court alleging similar claims based on the same underlying events. The two Chancery Court cases were consolidated and an amended consolidated complaint was filed.
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
In February 2023, Zuora reached an agreement to settle the derivative litigation matters without any admission or concession of wrongdoing or liability by Zuora or the named defendants. In connection with the settlement, Zuora has agreed to adopt and implement certain corporate governance modifications and pay for certain plaintiffs' attorney fees, which amount Zuora expects to be fully covered by insurance proceeds. The settlement is subject to court approval.
Other Contractual Obligations
As of January 31, 2023, we have contractual obligations to make $31.5 million in purchases of cloud computing services provided by one of our vendors by September 2024, and $2.8 million in purchases of software services provided by one of our vendors by January 2025.

Note 14. Income Taxes
Net loss before provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2023	2022	2021
Domestic	$(193,031)	$(101,626)	$(77,140)
Foreign	5,643	3,628	5,839
Loss before income taxes	$(187,388)	$(97,998)	$(71,301)
The components of our income tax provision are as follows (in thousands):

	Fiscal Year Ended January 31,
	2023	2022	2021
Current:
Federal	$—	$—	$—
State	189	163	46
International	10,332	799	1,480
	$10,521	$962	$1,526
Deferred:
Federal	$—	$—	$—
State	—	—	—
International	61	465	347
Income tax provision	$10,582	$1,427	$1,873
A reconciliation of the U.S. federal statutory tax rate to our provision for income tax is as follows (dollars in thousands):

	Fiscal Year Ended January 31,
	2023	2022	2021
Federal income tax benefit at statutory rates	$(39,351)	$(20,580)	$(14,973)
State income taxes, net of effect of federal	(5,312)	(3,466)	(2,072)
Permanent differences	450	772	718
Warrant adjustment	(1,935)	—	—
Federal and state R&D credits	(6,144)	(11,263)	(1,325)
Impact from international operations	9,230	502	600
Stock-based compensation	7,772	(3,427)	1,250
Tax effects of intercompany transactions	(7,204)	—	—
Other	312	(1,174)	2,435
Change in valuation allowance	52,764	40,063	15,240
Income tax provision	$10,582	$1,427	$1,873

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our deferred income tax assets and liabilities consisted of the following (in thousands):

	January 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$139,298	$133,994
Tax credit carryforwards	27,256	21,112
Allowances and other	34,884	14,220
Intangibles/Goodwill	3,684	—
Depreciation and amortization	1,949	2,771
Operating lease liability	11,314	13,894
R&D Capitalization	21,040	—
Total deferred tax assets	$239,425	$185,991
Deferred tax liabilities:
Deferred commissions	$(11,938)	$(10,949)
Intangibles	—	(3,253)
Operating lease right-of-use asset	(5,368)	(8,001)
Total deferred tax liabilities	(17,306)	(22,203)
Valuation allowance	(224,648)	(166,212)
Net deferred tax liabilities	$(2,529)	$(2,424)
We have assessed, based on available evidence, both positive and negative, it is more likely than not that the deferred tax assets will not be utilized, such that a valuation allowance has been recorded. The valuation allowance increased by $58.4 million and $40.1 million, respectively, for fiscal 2023 and 2022.
As of January 31, 2023, we had U.S. federal and state net operating loss carryforwards of approximately $523.5 million and $349.7 million, respectively, available to offset future taxable income. As of January 31, 2022, we had U.S. federal and state net operating loss carryforwards of approximately $530.8 million and $345.1 million, respectively, available to offset future taxable income. If not utilized, these carryforward losses will expire in various amounts for federal and state tax purposes beginning in 2031 and 2028, respectively. In addition, Zuora has approximately $296.9 million of federal net operating loss carryforwards that arose after the 2017 tax year, which are available to reduce future federal taxable income, if any, over an indefinite period. The utilization of those net operating loss carryforwards is limited to 80% of taxable income in any given year.
We have approximately $20.5 million and $18.5 million of federal and state research and development tax credits, respectively, available to offset future taxes as of January 31, 2023, and approximately $15.7 million and $14.5 million of federal and state research and development tax credits, respectively, available to offset future taxes as of January 31, 2022. If not utilized, the federal credits will begin to expire in 2031. California state research and development tax credits may be carried forward indefinitely.
Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the "ownership change" limitations provided by Section 382 and 383 of the Internal Revenue Code of 1986, as amended, and other similar state provisions. Any annual limitation may result in the expiration of net operation loss and tax credit carryforwards before utilization.
On March 27, 2020, the CARES Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. Changes in tax laws or rates are accounted for in the period of enactment. Under the CARES Act, we deferred payment of $3.6 million in employer FICA taxes related to the period from March 27, 2020 through December 31, 2020, of which $1.6 million was paid on December 31, 2021. The remaining $2.0 million was paid on December 31, 2022. The income tax provisions of the CARES Act did not have a significant impact on our current taxes, deferred taxes, and uncertain tax positions.

The amount of accumulated foreign earnings of our foreign subsidiaries was immaterial as of January 31, 2023. If our foreign earnings were repatriated, additional tax expense might result. Any additional taxes associated with such repatriation would be immaterial.
We are required to inventory, evaluate, and measure all uncertain tax positions taken or to be taken on tax returns and to record liabilities for the amount of such positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities. As of January 31, 2023, our total gross unrecognized tax benefits were $18.4 million exclusive of interest and penalties described below. As of January 31, 2022, our total gross unrecognized tax benefits were $10.2 million exclusive of interest and penalties described below. Because of our valuation allowance position, $7.0 million of unrecognized tax benefits, if recognized, would reduce the effective tax rate in a future period. We do not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.
A reconciliation of the beginning and ending amounts of uncertain tax position is as follows (in thousands):

	Fiscal Year Ended January 31,
	2023	2022	2021
Gross amount of unrecognized tax benefits as of the beginning of the period	$10,228	$9,385	$8,070
Increase for tax positions related to prior years	—	1,135	—
Decrease for tax positions related to prior years	(124)	(2,895)	(5)
Increase for tax positions related to the current year	8,247	2,603	1,320
Gross amount of unrecognized tax benefits as of the end of the period	$18,351	$10,228	$9,385
We file tax returns in the U.S. federal, and various state and foreign jurisdictions. All U.S. federal and state jurisdictions' tax years remain subject to examination by tax authorities due to the carryforward of unused net operating losses and research and development credits. In addition, tax years starting from 2008 are subject to examination.
During fiscal 2023 and 2022, we recognized interest and penalties of $0.1 million associated with unrecognized tax benefits in income tax expense.
Note 15. Stockholders' Equity
Preferred Stock
As of January 31, 2023, we had authorized 10 million shares of preferred stock, each with a par value of $0.0001 per share. As of January 31, 2023, no shares of preferred stock were issued and outstanding.
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
As of January 31, 2023, Zuora had authorized 500 million shares of Class A common stock and 500 million shares of Class B common stock, each with a par value of $0.0001 per share. As of January 31, 2023, 127.4 million shares of Class A common stock and 8.1 million shares of Class B common stock were issued and outstanding.
Charitable Contributions
During fiscal 2023 and fiscal 2022, we donated 101,317 and 61,012 shares of our Class A common stock, respectively, to a charitable donor-advised fund and recognized $1.0 million in both fiscal years as a non-cash general and administrative expense in our consolidated statement of comprehensive loss.

Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive loss were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Loss on Available-for-Sale Securities	Total
Balance, January 31, 2022	$118	$(226)	$(108)
Foreign currency translation adjustment	(461)	—	(461)
Unrealized loss on available-for-sale securities	—	(350)	(350)
Balance, January 31, 2023	$(343)	$(576)	$(919)
There were no material reclassifications out of accumulated other comprehensive loss during fiscal 2023. Additionally, there was no material tax impact on the amounts presented.
Note 16. Employee Stock Plans
Equity Incentive Plans
In March 2018, our Board of Directors adopted and our stockholders approved the 2018 Equity Incentive Plan (2018 Plan). The 2018 Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, restricted stock units (RSUs), performance awards, and stock bonuses. As of January 31, 2023, approximately 25.3 million shares of Class A common stock were reserved and available for issuance under the 2018 Plan. In addition, as of January 31, 2023, 4.2 million stock options and RSUs exercisable or settleable for Class B common stock were outstanding in the aggregate under our 2006 Stock Plan (2006 Plan) and 2015 Equity Incentive Plan (2015 Plan), which plans were terminated in May 2015 and April 2018, respectively. The 2006 Plan and 2015 Plan continue to govern outstanding equity awards granted thereunder.
Stock Options
The following table summarizes stock option activity and related information (in thousands, except weighted-average exercise price, weighted-average grant date fair value and average remaining contractual term):

	Shares Subject To Outstanding Stock Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of January 31, 2022	8,560	$9.22	5.9	$67,259
Granted	20	12.52
Exercised	(477)	5.12
Forfeited	(342)	13.62
Balance as of January 31, 2023	7,761	9.28	5.0	14,505
Exercisable as of January 31, 2023	3,198	3.38	2.5	14,505
Vested and expected to vest as of January 31, 2023	7,660	$9.22	4.9	$14,505

	Fiscal Year Ended January 31,
	2023	2022	2021
Weighted-average grant date fair value per share of options granted during each respective period	$5.54	$6.54	$4.69
Aggregate intrinsic value of options exercised during each respective period	$2,600	$32,179	$22,677

We used the Black-Scholes option-pricing model to estimate the fair value of our stock options granted during each respective period using the following assumptions:

	Fiscal Year Ended January 31,
	2023	2022	2021
Fair value of common stock	$12.52	$15.64 - $15.87	$9.99 - $14.75
Expected volatility	42.6%	42.3% - 42.7%	41.4% - 42.4%
Expected term (in years)	5.8	6.0 - 6.1	6.0 - 6.1
Risk-free interest rate	3.0%	1.0% - 1.1%	0.4% - 0.6%
Expected dividend yield	—	—	—
RSUs
The following table summarizes RSU activity and related information (in thousands except weighted-average grant date fair value):

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2022	12,171	$15.46
Granted	9,292	11.46
Vested	(5,795)	15.02
Forfeited	(3,164)	14.35
Balance as of January 31, 2023	12,504	$12.98
Performance Stock Units (PSUs)
In March 2022, we granted PSUs to certain executives under our 2018 Plan. Each grant is divided into three tranches, each tranche having pre-established performance targets that if met, as determined quarterly by our Compensation Committee, would result in the shares attributable to such tranche being earned, subject to a service-based vesting condition. The shares attributable to unearned tranches will be forfeited on January 31, 2025, if the applicable performance criteria for such tranches are not met. Stock-based compensation expense is recognized if it is probable the performance targets (for each respective tranche) will be met during the performance period. As of January 31, 2023, we deemed all outstanding PSUs to be improbable of vesting and we recorded an adjustment to reverse all $7.0 million of previously recognized expense incurred during fiscal 2023.
The following table summarizes PSU activity and related information (in thousands, except weighted-average grant date fair value):

	Number of PSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2022	—	$—
Granted	2,905	15.21
Vested	—	—
Forfeited	—	—
Balance as of January 31, 2023	2,905	$15.21
2018 Employee Stock Purchase Plan
In March 2018, our Board of Directors adopted and our stockholders approved the 2018 Employee Stock Purchase Plan (ESPP). This plan is broadly available to our employees in most of the countries in which we operate. A total of 4.2 million shares of Class A common stock were reserved and available for issuance under the ESPP as of January 31, 2023. The ESPP provides for 24-month offering periods beginning June 15 and December 15 of each year, and each offering period contains four, six-month purchase periods. On each purchase date, ESPP participants will purchase shares of our Class A common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Class A common stock on the offering date or (2) the fair market value of the Class A common stock on the purchase date.
We estimated the fair value of ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

Fiscal Year Ended January 31,
	2023	2022	2021
Fair value of common stock	$6.15 - $8.91	$16.07 - $19.82	$12.15 - $13.50
Expected volatility	42.4% - 52.3%	34.4% - 53.2%	43.6% - 69.1%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	2.3% - 4.7%	0.1% - 0.7%	0.1% - 0.2%
Expected dividend yield	—	—	—
Stock-based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories in the accompanying consolidated statements of comprehensive loss (in thousands):

	January 31,
	2023	2022	2021
Cost of subscription revenue	$8,141	$5,875	$4,849
Cost of professional services revenue	12,297	10,274	9,952
Research and development	25,819	21,072	19,562
Sales and marketing	33,075	22,484	15,839
General and administrative	17,069	12,365	9,081
Total stock-based compensation expense	$96,401	$72,070	$59,283
During the three months ended July 31, 2020, in light of the COVID-19 pandemic and for retention purposes, we issued RSU grants for 0.7 million shares of Class A common stock to eligible non-executive employees. These RSU awards have fully vested and we recognized $7.6 million of stock-based compensation expense related to these awards during fiscal year 2021.
As of January 31, 2023, unrecognized compensation costs related to unvested equity awards and the weighted-average remaining period over which those costs are expected to be realized were as follows (dollars in thousands):

	Stock Options	RSUs	PSUs	ESPP
Unrecognized compensation costs	$5,604	$131,879	$44,185	$9,406
Weighted-average remaining recognition period	1.6 years	2.1 years	2.2 years	1.2 years

Note 17. Warrants to Purchase Shares of Common Stock
In connection with the issuance of the 2029 Notes (discussed Note 9. Debt), we issued to Silver Lake the Warrants to acquire up to 7.5 million shares of Class A common stock, exercisable for a period of approximately seven years from the Initial Closing Date, and of which (i) Warrants to purchase up to 2.5 million shares of Class A common stock are exercisable at $20.00 per share, (ii) Warrants to purchase up to 2.5 million shares of Class A common stock are exercisable at $22.00 per share and (iii) Warrants to purchase up to 2.5 million shares of Class A common stock are exercisable at $24.00 per share. In addition, Silver Lake can elect to exercise the Warrants on a net-exercise basis. If a Make-Whole Fundamental Change (as defined in the Form of Warrant) occurs, then the number of shares issuable upon exercise of the Warrants may be increased, and the exercise price for the Warrants adjusted. Beginning on the Initial Closing Date and ending on the earlier of (i) the date that is 18 months following the Initial Closing Date and (ii) the consummation of any Change in Control, except for certain limited exceptions, the Warrants are only exercisable with our written approval. As of January 31, 2023 , all 7.5 million Warrants were outstanding.
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
The Warrants were measured using the Black-Scholes option pricing model at the issuance date (Initial Closing Date) and the Warrant liability was remeasured using the same model as of January 31, 2023 using the following inputs:

	January 31, 2023	March 24, 2022
Fair value of common stock[1]	$7.24	$13.77
Exercise price²	$22.00 - $24.00	$22.00 - $24.00
Expected volatility	41.2%	41.9%
Expected term (in years)	6.2	7.0
Risk-free interest rate	3.6%	2.4%
Expected dividend yield	—	—
______________
(1) The fair value of common stock was adjusted to reflect certain restrictions on the Warrants for 18 months following the issuance date.
(2) The range of exercise prices reflects the Warrants that were liability-classified.
As of January 31, 2023, the liability-classified Warrants were revalued to $2.8 million. This resulted in a realized gain of $9.2 million in fiscal year 2023, which is included in Change in fair value of warrant liability in the accompanying consolidated statements of comprehensive loss.
Note 18. Net Loss Per Share
We calculate our basic and diluted net loss per share in conformity with the two-class method required for companies with participating securities. Under the two-class method, basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, less shares subject to repurchase. The diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, RSUs, PSUs, shares issuable pursuant to our ESPP, and shares subject to repurchase from early exercised options and unvested restricted stock are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share as their effect is antidilutive.
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
The following table presents the calculation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Fiscal Year Ended January 31,
	2023	2022	2021
Numerator:
Net loss	$(197,970)	$(99,425)	$(73,174)
Denominator:
Weighted-average common shares outstanding, basic and diluted	131,441	124,206	117,598
Net loss per share, basic and diluted	$(1.51)	$(0.80)	$(0.62)
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

	As of January 31,
	2023	2022	2021
Unvested RSUs issued and outstanding	12,504	12,171	8,278
Initial Notes conversion	12,500	—	—
Issued and outstanding stock options	7,761	8,560	11,812
Warrants	7,500	—	—
Unvested PSUs issued and outstanding	2,905	—	—
Shares committed under ESPP	316	144	139
Total	43,486	20,875	20,229

Note 19. Zephr Acquisition
On September 2, 2022 (Acquisition Closing Date), we acquired all of the outstanding equity securities of Zephr, a leading Subscription Experience Platform used by global digital publishing and media companies, pursuant to a Share Purchase Agreement (Zephr SPA).
Purchase Consideration
The purchase consideration for the Zephr acquisition was $47.9 million, which includes (1) cash payments of $43.1 million and (2) contingent consideration with an estimated fair value of $4.8 million on the Acquisition Closing Date, payable if certain conditions are met.
The contingent consideration arrangement requires us to pay the former stockholders of Zephr a multiple of the amount by which Zephr’s Annual Recurring Revenue (ARR) as of January 31, 2023 exceeds a target set in the Zephr SPA. The payment is between zero and $6.0 million, dependent upon Zephr's ARR achievement. The fair value of the contingent consideration arrangement as of the Acquisition Closing Date was $4.8 million and was estimated by applying a probability-weighted discounted cash flow method. This analysis reflects the contractual terms of the Zephr SPA (e.g., potential payment amounts, length of measurement periods, manner of calculating any amounts due, etc.) and utilizes assumptions with regard to future cash flows, probabilities of achieving such future cash flows, and a discount rate.

As of January 31, 2023, the contingent consideration arrangement was revalued to $4.4 million based on the expected final payout amount, resulting in a credit of $0.4 million which is included in General and administrative in the accompanying consolidated statements of comprehensive loss. Contingent consideration was classified as a liability and included in Accrued expenses and other current liabilities in the accompanying consolidated balance sheets.
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
The estimated fair values of the consideration transferred and net assets acquired are subject to refinement for up to one year after the Acquisition Closing Date as additional information regarding closing date fair value becomes available. During this one-year period, the causes of any changes in cash flow estimates are considered to determine whether the change results from circumstances that existed at the acquisition date, or if the change results from an event that occurred after the Acquisition Closing Date. As of January 31, 2023, the purchase price allocation for Zephr is preliminary as we finalize our internal reviews.
Transaction Costs
We incurred transaction costs in connection with the acquisition of $3.2 million during the fiscal year ended January 31, 2023, which were expensed as incurred and reflected as part of General and administrative within the accompanying consolidated statements of comprehensive loss.
Employee Deferral
We agreed to pay $2.9 million to certain former Zephr employees, half of which is payable on September 2, 2023 and the remainder of which is payable on September 2, 2024, contingent upon continued employment with us through those dates. These costs are being recognized as compensation expense as service is provided through the respective payment dates.
Note 20. Subsequent Events
Litigation Settlements
In February 2023, Zuora reached an agreement to settle the previously disclosed stockholder derivative litigation matters without any admission or concession of wrongdoing or liability by Zuora or the named defendants. In connection with the settlement, Zuora has agreed to adopt and implement certain corporate governance modifications and pay for certain plaintiffs' attorney fees, which amount Zuora expects to be fully covered by insurance proceeds. The settlement is subject to court approval.
In addition, on March 31, 2023, Zuora agreed to settle the previously disclosed consolidated securities class action litigation pending in the U.S. District Court for the Northern District of California and consolidated under the caption Roberts v. Zuora, Inc. The settlement provides for a payment of $75.0 million by Zuora, which we recorded as an accrual in the consolidated balance sheet as of January 31, 2023. We expect approximately $6.6 million of the settlement to be funded by our remaining insurance coverage. The settlement is subject to court approval. Zuora entered into the settlement to eliminate the uncertainty, burden, and expense of further protracted litigation. Zuora denies the claims alleged in the litigation, and the settlement does not assign or reflect any admission of wrongdoing or liability by Zuora or the named defendants.
For more information, see Note 13. Commitments and Contingencies.
Silicon Valley Bank Closure
On March 10, 2023, Silicon Valley Bank (SVB) was closed, and the Federal Deposit Insurance Corporation (FDIC) was named as receiver. While SVB was our primary bank at the time of its closure, the vast majority of our total cash, cash equivalents and short-term investments resided in custodial accounts held by U.S. Bank for which SVB Asset Management was the advisor. The FDIC subsequently transferred SVB’s deposits and loans to a newly created bridge bank, named Silicon Valley Bridge Bank, N.A. On March 27, 2023, First Citizens Bank & Trust Company (First Citizens Bank) purchased and assumed all deposits and loans of Silicon Valley Bridge Bank. As a result, all of our deposits that were at SVB and our undrawn $30.0 million revolving credit facility are now with First Citizens Bank. We currently have access to all cash, cash equivalents and short-term investments that had been in SVB accounts, and do not expect losses or material disruptions to our ongoing operations due to SVB's closure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of January 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2023 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2023. The effectiveness of our internal control over financial reporting as of January 31, 2023 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in its report which is included in Part II, Item 8 of the Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended January 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to information contained in the Proxy Statement relating to our 2023 Annual Meeting of Stockholders.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to information contained in the Proxy Statement relating to our 2023 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to information contained in the Proxy Statement relating to our 2023 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to information contained in the Proxy Statement relating to our 2023 Annual Meeting of Stockholders.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to information contained in the Proxy Statement relating to our 2023 Annual Meeting of Stockholders.

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
3.Exhibits

Exhibit Number		Incorporated By Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant.	10-Q	001-38451	3.1	6/13/2018
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38451	3.1	5/5/2020
4.1	Form of Class A Common Stock Certificate of the Registrant.	S-1	333-223722	4.1	3/16/2018
4.2	Description of Registrant's Securities.					X
4.3	Indenture, by and between Zuora, Inc. and U.S. National Bank Association, as trustee (including the form of 3.95% / 5.50% Convertible Senior PIK Notes Due 2029).	8-K	001-38451	10.2	3/25/2022
4.4	Form of 3.95% / 5.50% Convertible Senior PIK Notes Due 2029 (included in Exhibit 4.3).	8-K	001-38451	10.2	3/25/2022
4.5	Form of Warrant.	8-K	001-38451	10.3	3/25/2022
10.1*	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers.	S-1	333-223722	10.1	3/16/2018
10.2*	2006 Equity Incentive Plan and forms of award agreements.	S-1	333-223722	10.2	3/16/2018
10.3*	2015 Equity Incentive Plan and forms of award agreements.	S-1	333-223722	10.3	3/16/2018
10.4*	2018 Equity Incentive Plan and forms of award agreements.	S-1	333-223722	10.4	3/16/2018
10.5*	2018 Employee Stock Purchase Plan and form of subscription agreement.	S-1	333-223722	10.5	3/16/2018
10.6*	Offer Letter, dated March 6, 2018, between Tien Tzuo and the Registrant.	S-1	333-223722	10.6	3/16/2018
10.7*	Offer Letter, dated January 7, 2016, between Kenneth Goldman and the Registrant.	S-1	333-223722	10.9	3/16/2018
10.8*	Offer Letter, dated May 8, 2017, between Magdalena Yesil and the Registrant.	S-1	333-223722	10.10	3/16/2018
10.9*	Offer Letter, dated September 17, 2019, between Robert J. Traube and the Registrant.	10-K	001-38451	10.12	3/31/2020
10.10*	Offer Letter dated May 25, 2020, between Todd McElhatton and the Registrant.	10-Q	001-38451	10.1	9/4/2020
10.11*	Offer Letter, dated December 17, 2020, between Sridhar Srinivasan and the Registrant.	10-K	001-38451	10.14	3/31/2021

10.12*	Offer Letter, dated January 9, 2022, between Andrew Cohen and the Registrant.					X
10.13*	Form of Change in Control and Severance Agreement.	10-K	001-38451	10.14	3/28/2022
10.14*	Cash Incentive Plan.	10-Q	001-38451	10.2	6/11/2019
10.15	Investment Agreement by and between Zuora, Inc. and Silver Lake Alpine II, L.P., dated as of March 2, 2022.	8-K	001-38451	10.1	3/25/2022
10.16	Lease Agreement between 101 Redwood Shores LLC, As Landlord and Zuora, Inc., as Tenant dated March 19, 2019.	8-K	001-38451	10.1	3/21/2019
10.17	Loan and Security Agreement, dated June 14, 2017, by and among Silicon Valley Bank, the Registrant, Zuora Services, LLC, and Leeyo Software, Inc.	S-1	333-223722	10.13	3/16/2018
10.18	First Amendment to Loan and Security Agreement, dated October 11, 2018, by and among Silicon Valley Bank, the Registrant, Zuora Services, LLC, and Leeyo Software, Inc.	10-Q	001-38451	10.1	12/13/2018
10.19	Second Amendment to Loan and Security Agreement, dated January 19, 2021, by and among Silicon Valley Bank, the Registrant, Zuora Services, LLC, and Leeyo Software, Inc.	10-K	001-38451	10.21	3/31/2021
10.20	Third Amendment to Loan and Security Agreement, dated October 11, 2022, by and among Silicon Valley Bank and the Registrant.	10-Q	001-38451	10.1	12/8/2022
21.1	Subsidiaries of the Registrant.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act.					X
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).	X
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

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZUORA, INC.

Date: April 3, 2023	By:	/s/ Todd McElhatton
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Tien Tzuo Tien Tzuo	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	April 3, 2023

/s/ Todd McElhatton Todd McElhatton	Chief Financial Officer (Principal Accounting and Financial Officer)	April 3, 2023

Omar Abbosh	Director

/s/ Sarah Bond Sarah Bond	Director	April 3, 2023

/s/ Laura A. Clayton Laura A. Clayton	Director	April 3, 2023

/s/ Kenneth A. Goldman Kenneth A. Goldman	Director	April 3, 2023

/s/ Timothy Haley Timothy Haley	Director	April 3, 2023

/s/ Joseph Osnoss Joseph Osnoss	Director	April 3, 2023

/s/ Jason Pressman Jason Pressman	Director	April 3, 2023

/s/ Amy Guggenheim Shenkan Amy Guggenheim Shenkan	Director	April 3, 2023

/s/ Magdalena Yesil Magdalena Yesil	Director	April 3, 2023