Form 10-Q
period 2023-04-30
ZUORA INC
filed 2023-06-01
CIK 1423774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2023
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

As of April 30, 2023, the number of shares of the Registrant’s Class A common stock outstanding was 129.1 million and the number of shares of the Registrant’s Class B common stock outstanding was 8.1 million.

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
•economic uncertainty and associated trends in macroeconomic conditions, including the effects of recession, inflation, rising interest rates, bank failures and debt ceiling negotiations;
•currency exchange rate fluctuations;
•trends and expectations in our operating and financial metrics, including customers with certain annual contract values (ACV), dollar-based retention rate, annual recurring revenue, and growth of and within our customer base;
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
•the impact of actions that we are taking to improve operational efficiencies and operating costs;
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

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements
ZUORA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	April 30, 2023	January 31, 2023
Assets
Current assets:
Cash and cash equivalents	$238,388	$203,239
Short-term investments	158,483	183,006
Accounts receivable, net of allowance for credit losses of $4,304 and $4,001 as of April 30, 2023 and January 31, 2023, respectively	82,582	91,740
Deferred commissions, current portion	12,816	16,282
Prepaid expenses and other current assets	22,877	24,285
Total current assets	515,146	518,552
Property and equipment, net	26,413	27,159
Operating lease right-of-use assets	28,157	22,768
Purchased intangibles, net	12,463	13,201
Deferred commissions, net of current portion	30,282	28,250
Goodwill	56,270	53,991
Other assets	4,432	4,677
Total assets	$673,163	$668,598
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,991	$1,073
Accrued expenses and other current liabilities	97,238	103,678
Accrued employee liabilities	26,660	30,483
Deferred revenue, current portion	164,328	167,145
Operating lease liabilities, current portion	9,853	9,240
Total current liabilities	304,070	311,619
Debt, net of current portion	212,307	210,403
Deferred revenue, net of current portion	732	442
Operating lease liabilities, net of current portion	41,330	37,924
Deferred tax liabilities	3,721	3,717
Other long-term liabilities	7,320	7,333
Total liabilities	569,480	571,438
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A common stock	13	13
Class B common stock	1	1
Additional paid-in capital	885,243	859,482
Accumulated other comprehensive loss	(862)	(919)
Accumulated deficit	(780,712)	(761,417)
Total stockholders’ equity	103,683	97,160
Total liabilities and stockholders’ equity	$673,163	$668,598
See notes to unaudited condensed consolidated financial statements.

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2023	2022
Revenue:
Subscription	$89,711	$78,500
Professional services	13,384	14,699
Total revenue	103,095	93,199
Cost of revenue:
Subscription	20,588	18,725
Professional services	16,758	17,510
Total cost of revenue	37,346	36,235
Gross profit	65,749	56,964
Operating expenses:
Research and development	25,668	22,872
Sales and marketing	41,444	40,457
General and administrative	18,816	17,290
Total operating expenses	85,928	80,619
Loss from operations	(20,179)	(23,655)
Change in fair value of warrant liability	30	4,373
Interest expense	(4,387)	(1,784)
Interest and other income (expense), net	5,710	(1,794)
Loss before income taxes	(18,826)	(22,860)
Income tax provision	469	308
Net loss	(19,295)	(23,168)
Comprehensive loss:
Foreign currency translation adjustment	(283)	(359)
Unrealized gain (loss) on available-for-sale securities	340	(398)
Comprehensive loss	$(19,238)	$(23,925)
Net loss per share, basic and diluted	$(0.14)	$(0.18)
Weighted-average shares outstanding used in calculating net loss per share, basic and diluted	136,190	128,457
See notes to unaudited condensed consolidated financial statements.

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended April 30, 2023
						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, January 31, 2023	127,384	$13	8,121	$1	$859,482	$(919)	$(761,417)	$97,160
Conversion of Class B common stock to Class A common stock	96	—	(96)	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	96	—	537	—	—	537
RSU releases	1,643	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	25,224	—	—	25,224
Other comprehensive income	—	—	—	—	—	57	—	57
Net loss	—	—	—	—	—	—	(19,295)	(19,295)
Balance, April 30, 2023	129,123	$13	8,121	$1	$885,243	$(862)	$(780,712)	$103,683

	Three Months Ended April 30, 2022
						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, January 31, 2022	119,008	$12	9,048	$1	$734,149	$(108)	$(563,447)	$170,607
Conversion of Class B common stock to Class A common stock	1,120	—	(1,120)	—	—	—	—	—
Issuance of common stock upon exercise of stock options	49	—	86	—	907	—	—	907
RSU releases	956	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	22,825	—	—	22,825
Issuance of warrants	—	—	—	—	18,442	—	—	18,442
Other comprehensive loss	—	—	—	—	—	(757)	—	(757)
Net loss	—	—	—	—	—	—	(23,168)	(23,168)
Balance, April 30, 2022	121,133	$12	8,014	$1	$776,323	$(865)	$(586,615)	$188,856
See notes to unaudited condensed consolidated financial statements.

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(19,295)	$(23,168)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	4,290	4,202
Stock-based compensation	25,224	22,825
Provision for credit losses	1,117	499
Amortization of deferred commissions	4,970	4,563
Reduction in carrying amount of right-of-use assets	1,584	2,161
Change in fair value of warrant liability	(30)	(4,373)
Other	140	216
Changes in operating assets and liabilities:
Accounts receivable	7,531	7,457
Prepaid expenses and other assets	(112)	(206)
Deferred commissions	(3,607)	(4,984)
Accounts payable	4,703	101
Accrued expenses and other liabilities	(2,000)	2,205
Accrued employee liabilities	(3,823)	(5,564)
Deferred revenue	(2,527)	4,722
Operating lease liabilities	(3,572)	(3,673)
Net cash provided by operating activities	14,593	6,983
Cash flows from investing activities:
Purchases of property and equipment	(1,657)	(3,263)
Purchases of short-term investments	(61,745)	(30,887)
Maturities of short-term investments	88,228	30,263
Cash paid for acquisition	(4,524)	—
Net cash provided by (used in) investing activities	20,302	(3,887)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	—	234,586
Proceeds from issuance of common stock upon exercise of stock options	537	907
Principal payments on debt	—	(1,111)
Net cash provided by financing activities	537	234,382
Effect of exchange rates on cash and cash equivalents	(283)	(359)
Net increase in cash and cash equivalents	35,149	237,119
Cash and cash equivalents, beginning of period	203,239	113,507
Cash and cash equivalents, end of period	$238,388	$350,626
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases accrued or in accounts payable	$215	$133
Issuance costs for convertible senior notes accrued or in accounts payable	$—	$685
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
On September 2, 2022, Zuora acquired Zephr, a leading subscription experience platform used by global digital publishing and media companies. Additional information regarding the Zephr acquisition is contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023, filed with the Securities and Exchange Commission (SEC) on April 3, 2023 (Annual Report on Form 10-K).
References to “Zuora”, “us”, “our”, or “we” in these notes refer to Zuora, Inc. and its subsidiaries on a consolidated basis.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements, which include the accounts of Zuora and its wholly owned subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States (GAAP) and applicable rules and regulations of the SEC regarding interim financial reporting. All intercompany balances and transactions have been eliminated in consolidation.
The unaudited condensed consolidated balance sheet as of January 31, 2023 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheets, statements of comprehensive loss, statements of cash flows and statements of stockholders' equity for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending January 31, 2024 or any future period.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023.
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
Our most significant estimates and assumptions are related to revenue recognition with respect to the determination of the relative standalone selling prices for our services; the expected period of benefit over which deferred commissions are amortized; valuation of stock-based awards and our convertible senior notes and warrants; estimates of allowance for credit losses; estimates of the fair value of goodwill and long-lived assets when evaluating for impairments and for assets acquired from acquisitions; useful lives of intangibles and other long-lived assets; and the valuation of deferred income tax assets and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ materially from these estimates under different assumptions or conditions.
Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Our significant accounting policies are discussed in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements in our Annual Report on Form 10-K. There have been no significant changes to these policies during the three months ended April 30, 2023.
Note 3. Investments
The amortized costs, unrealized gains and losses and estimated fair values of our short-term investments were as follows (in thousands):

	April 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$47,341	$13	$(121)	$47,233
Corporate bonds	30,760	10	(28)	30,742
Commercial paper	80,508	—	—	80,508
Total short-term investments	$158,609	$23	$(149)	$158,483

	January 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$34,865	$—	$(377)	$34,488
Corporate bonds	41,974	—	(189)	41,785
Commercial paper	102,720	—	—	102,720
Foreign government securities	4,023	—	(10)	4,013
Total short-term investments	$183,582	$—	$(576)	$183,006
There were no material realized gains or losses from sales of marketable securities that were reclassified out of accumulated other comprehensive loss into investment income during the three months ended April 30, 2023 and 2022. We had no significant unrealized losses on our available-for-sale securities as of April 30, 2023 and January 31, 2023, and we do not expect material credit losses on our current investments in future periods. All securities had stated effective maturities of less than one year as of April 30, 2023.

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
The following tables summarize our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	April 30, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$199,113	$—	$—	$199,113
Short-term investments:
U.S. government securities	$—	$47,233	$—	$47,233
Corporate bonds	—	30,742	—	30,742
Commercial paper	—	80,508	—	80,508
Total short-term investments	$—	$158,483	$—	$158,483
Liabilities:
Warrant liability	$—	$—	$2,799	$2,799

	January 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$184,580	$—	$—	$184,580
Short-term investments:
U.S. government securities	$—	$34,488	$—	$34,488
Corporate bonds	—	41,785	—	41,785
Commercial paper	—	102,720	—	102,720
Foreign government securities	—	4,013	—	4,013
Total short-term investments	$—	$183,006	$—	$183,006
Liabilities:
Warrant liability	$—	$—	$2,829	$2,829

Changes in our Level 3 fair value measurements were as follows (in thousands):

Warrant Liability
Balance, January 31, 2023	$2,829
Gain on change in fair value	(30)
Balance, April 30, 2023	$2,799
Additional information about the Warrant liability, including the fair value inputs, is included in Note 17. Warrants to Purchase Shares of Common Stock.
The carrying amounts of certain financial instruments, including cash held in bank accounts, accounts receivable, accounts payable, and accrued expenses, approximate fair value due to their relatively short maturities.
As of April 30, 2023, the net carrying amount of the Initial Notes, defined in Note 9. Debt, was $212.3 million, and the estimated fair value was $150.8 million. The fair value of the Initial Notes is classified as a Level 3 measurement. Additional information regarding the Initial Notes is included in Note 9. Debt.
Note 5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	April 30, 2023	January 31, 2023
Prepaid software subscriptions	$6,489	$7,533
Taxes	4,633	3,860
Prepaid insurance	2,020	3,225
Insurance payments receivable	2,000	2,000
Deposits	1,512	1,168
Contract assets	1,315	1,325
Prepaid hosting costs	914	871
Other	3,994	4,303
Total	$22,877	$24,285

Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	April 30, 2023	January 31, 2023
Software	$33,822	$32,778
Leasehold improvements	15,268	15,254
Computer equipment	11,636	11,780
Furniture and fixtures	4,470	3,793
	65,196	63,605
Less: accumulated depreciation and amortization	(38,783)	(36,446)
Total	$26,413	$27,159
The following table summarizes the capitalized internal-use software costs included within the Software line item in the table above (in thousands):

	Three Months Ended April 30,
	2023	2022
Internal-use software costs capitalized during the period	$1,044	$1,902

	April 30, 2023	January 31, 2023
Total capitalized internal-use software, net of accumulated amortization	$13,667	$14,138
The following table summarizes total depreciation and amortization expense related to property and equipment, including amortization of internal-use software, included primarily in General and administrative and Cost of subscription revenue in the accompanying unaudited condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended April 30,
	2023	2022
Total depreciation and amortization expense	$2,538	$2,181

Note 7. Purchased Intangible Assets and Goodwill
The following tables summarize the purchased intangible asset balances (in thousands):

	April 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$19,571	$(9,692)	$9,879
Customer relationships	5,187	(3,366)	1,821
Trade name	1,709	(946)	763
Total	$26,467	$(14,004)	$12,463

	January 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$19,571	$(9,194)	$10,377
Customer relationships	5,187	(3,225)	1,962
Trade name	1,709	(847)	862
Total	$26,467	$(13,266)	$13,201
Purchased intangible assets are being amortized to Cost of subscription revenue in the accompanying unaudited condensed consolidated statements of comprehensive loss on a straight-line basis over their estimated useful lives ranging from three to ten years. The following table summarizes amortization expense recognized on purchased intangible assets during the periods indicated (in thousands):

	Three Months Ended April 30,
	2023	2022
Purchased intangible assets amortization expense	$738	$554
Estimated future amortization expense for purchased intangible assets as of April 30, 2023 was as follows (in thousands):

Fiscal year ending:
2024 (remainder of the year)	$2,215
2025	2,509
2026	1,874
2027	1,561
2028	1,561
Thereafter	2,743
Total estimated amortization expense	$12,463
The following table represents the changes to goodwill (in thousands):

Goodwill
Balance, January 31, 2023	$53,991
Effects of foreign currency translation	1,769
Other	510
Balance, April 30, 2023	$56,270

Note 8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	April 30, 2023	January 31, 2023
Litigation settlement	$75,000	$75,000
Accrued hosting and third-party licenses	4,422	4,374
Accrued taxes	4,280	4,088
Warrant liability	2,799	2,829
Accrued outside services and consulting	2,159	3,507
Accrued interest	850	850
Accrued contingent consideration[1]	—	4,420
Other accrued expenses	7,728	8,610
Total	$97,238	$103,678
______________

(1) During the three months ended April 30, 2023, we paid $4.5 million in contingent consideration to the former stockholders of Zephr. Refer to the Annual Report on Form 10-K for the fiscal year ended January 31, 2023 for more information.
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
As a condition of the Investment Agreement, we also issued warrants to Silver Lake to acquire up to 7.5 million shares of Class A common stock (Warrants). Refer to Note 17. Warrants to Purchase Shares of Common Stock for more information.
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
The carrying value of the Initial Notes was classified as long-term and consisted of the following (in thousands):

	April 30, 2023	January 31, 2023
Initial Notes principal	$250,000	$250,000
Unamortized debt discount	(37,693)	(39,597)
Carrying value	$212,307	$210,403
Interest expense related to the Initial Notes, included in Interest expense in the accompanying unaudited condensed consolidated statements of comprehensive loss, was as follows (in thousands):

	Three Months Ended April 30,
	2023	2022
Contractual interest expense	$2,469	$1,015
Amortization of debt discount	1,904	742
Total interest expense	$4,373	$1,757
Debt Agreement
We have a $30.0 million revolving credit facility, which is currently undrawn, under an agreement (Debt Agreement) with First Citizens Bank & Trust Company (assumed from Silicon Valley Bank). This credit facility matures in October 2025. The interest rate under the credit facility is equal to the prime rate published by the Wall Street Journal minus 1.00%. We had not drawn down any amounts under the facility as of April 30, 2023.
Note 10. Deferred Revenue and Performance Obligations
The following table summarizes revenue recognized during the period that was included in the deferred revenue balance at the beginning of each respective period (in thousands):

	Three Months Ended April 30,
	2023	2022
Revenue recognized from deferred revenue	$78,653	$73,567
As of April 30, 2023, total remaining non-cancellable performance obligations under our subscription contracts with customers was approximately $503.9 million and we expect to recognize revenue on approximately 59% of these remaining performance obligations over the next 12 months. Remaining performance obligations under our professional services contracts as of April 30, 2023 were not material.

Note 11. Geographical Information
Disaggregation of Revenue
Revenue by country, based on the customer’s address at the time of sale, was as follows (in thousands):

	Three Months Ended April 30,
	2023	2022
United States	$65,407	$59,419
Others	37,688	33,780
Total	$103,095	$93,199
Percentage of revenue by geographic area:
United States	63%	64%
Other	37%	36%
Other than the United States, no individual country exceeded 10% of total revenue for the three months ended April 30, 2023 and 2022.
Long-lived assets
Long-lived assets, which consist of property and equipment, net, deferred commissions, purchased intangible assets, net and operating lease right-of-use assets by geographic location, are based on the location of the legal entity that owns the asset. As of April 30, 2023 and January 31, 2023, no individual country exceeded 10% of total long-lived assets other than the United States.

Note 12. Leases
We have non-cancelable operating leases for our offices located in the U.S. and abroad. As of April 30, 2023, these leases expire on various dates between 2023 and 2030. Certain lease agreements include one or more options to renew, with renewal terms that can extend the lease up to seven years. We have the right to exercise or forego the lease renewal options. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The components of our long-term operating leases and related operating lease cost were as follows (in thousands):

	April 30, 2023	January 31, 2023
Operating lease right-of-use assets	$28,157	$22,768

Operating lease liabilities, current portion	$9,853	$9,240
Operating lease liabilities, net of current portion	41,330	37,924
Total operating lease liabilities	$51,183	$47,164

	Three Months Ended April 30,
	2023	2022
Operating lease cost[1]	$2,224	$2,634
_____________________________
(1) Includes costs related to our short-term operating leases and is net of sublease income as follows (in thousands):

	Three Months Ended April 30,
	2023	2022
Short-term operating lease costs	$101	$90
Sublease income	$(98)	$—

The future maturities of long-term operating lease liabilities for each fiscal year were as follows (in thousands):

Maturities of Operating Lease Liabilities
2024 (remainder of the year)	$9,620
2025	8,665
2026	8,597
2027	7,808
2028	7,903
Thereafter	17,487
Total lease payments	60,080
Less imputed interest	(8,897)
Present value of lease liabilities	$51,183
Other supplemental information related to our long-term operating leases includes the following (dollars in thousands):

	April 30, 2023	January 31, 2023
Weighted-average remaining operating lease term	6.3 years	6.7 years
Weighted-average operating lease discount rate	5.2%	4.8%

	Three Months Ended April 30,
	2023	2022
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases	$3,490	$3,414
New right-of-use assets obtained in exchange for lease liabilities:
Operating leases obtained	$6,973	$—
Note 13. Commitments and Contingencies
Letters of Credit
In connection with the execution of certain facility leases, we had bank issued irrevocable letters of credit for $4.5 million as of April 30, 2023 and January 31, 2023. No draws have been made under such letters of credit.
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

Securities Class Action Litigation

Federal Litigation. In June 2019, a putative securities class action lawsuit was filed in the U.S. District Court for the Northern District of California naming Zuora and certain of its officers as defendants. The complaint purports to bring suit on behalf of stockholders who purchased or otherwise acquired Zuora's securities between April 12, 2018 and May 30, 2019. The complaint alleges that defendants made false and misleading statements about Zuora's business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (Exchange Act), and seeks unspecified compensatory damages, fees and costs. In November 2019, the lead plaintiff filed a consolidated amended complaint asserting the same claims. This consolidated class action litigation is captioned Roberts v. Zuora, Inc., Case No. 3:19-CV-03422. In April 2020, the court denied defendants’ motion to dismiss. On March 15, 2021, the court granted plaintiff’s motion to certify a class consisting of persons and entities who purchased or acquired Zuora common stock between April 12, 2018 and May 30, 2019 and who were allegedly damaged thereby. Discovery in this case concluded in October 2022. On March 31, 2023, Zuora entered into an agreement to settle this consolidated class action litigation. The settlement provides for a payment of $75.0 million by Zuora, which we recorded as an accrual and is included in Accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets as of April 30, 2023 and January 31, 2023. We expect approximately $6.6 million of the settlement to be funded by our remaining insurance coverage. The settlement is subject to court approval. Zuora entered into the settlement to eliminate the uncertainty, burden, and expense of further protracted litigation. Zuora denies the claims alleged in the litigation, and the settlement does not assign or reflect any admission of wrongdoing or liability by Zuora or the named defendants.

State Litigation. In April and May 2020, two putative securities class action lawsuits were filed in the Superior Court of the State of California, County of San Mateo, naming as defendants Zuora and certain of its current and former officers, its directors and the underwriters of Zuora's initial public offering (IPO). The complaints purport to bring suit on behalf of stockholders who purchased or otherwise acquired Zuora's securities pursuant or traceable to the Registration Statement and Prospectus issued in connection with Zuora's IPO and allege claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The suits seek unspecified damages and other relief. In July 2020, the court entered an order consolidating the two lawsuits, and the lead plaintiffs filed a consolidated amended complaint asserting the same claims. This consolidated class action litigation is captioned Olsen v. Zuora, Inc., Case No. 20-civ-1918. In October 2020, the court denied defendants’ demurrer as to the Section 11 and Section 15 claims and granted the demurrer as to the Section 12(a)(2) claim with leave to file an amended complaint. In November 2020, the lead plaintiffs filed an amended consolidated complaint. Defendants' demurrer to the Section 12(a)(2) claim was sustained with leave to amend. In October 2021, the court certified a class for the Section 11 and Section 15 claims, consisting of persons and entities who purchased or acquired Zuora common stock pursuant or traceable to the Registration Statement and Prospectus issued in connection with Zuora’s IPO. The lead plaintiffs voluntarily dismissed the Section 12(a)(2) claim without prejudice. Discovery in this case is ongoing. We dispute the claims and intend to vigorously defend against them. While Zuora cannot predict the ultimate outcome of this litigation, Zuora recorded an accrual of $1.0 million based on its assessment of the potential loss that may result from this matter, which amount is included in Accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets as of April 30, 2023 and January 31, 2023.

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

Other Contractual Obligations
As of April 30, 2023, we have a contractual obligation to make $24.6 million in purchases of cloud computing services provided by one of our vendors by September 2024.
Note 14. Income Taxes
The following table reflects our income tax provision, pretax loss and effective tax rate for the periods presented (in thousands, except percentages):

	Three Months Ended April 30,
	2023	2022
Loss before income taxes	$(18,826)	$(22,860)
Income tax provision	469	308
Effective tax rate	(2.5)%	(1.3)%
The effective tax rates differ from the statutory rates primarily as a result of providing no benefit on pretax losses incurred in the United States, as we have determined that the benefit of the losses is not more likely than not to be realized.
Note 15. Stockholders’ Equity
Preferred Stock
As of April 30, 2023, Zuora had authorized 10 million shares of preferred stock, each with a par value of $0.0001 per share. As of April 30, 2023, no shares of preferred stock were issued and outstanding.
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
As of April 30, 2023, Zuora had authorized 500 million shares of Class A common stock and 500 million shares of Class B common stock, each with a par value of $0.0001 per share. As of April 30, 2023, 129.1 million shares of Class A common stock and 8.1 million shares of Class B common stock were issued and outstanding.

Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive loss were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Loss on Available-for-Sale Securities	Total
Balance, January 31, 2023	$(343)	$(576)	$(919)
Foreign currency translation adjustment	(283)	—	(283)
Unrealized gain on available-for-sale securities	—	340	340
Balance, April 30, 2023	$(626)	$(236)	$(862)
There were no material reclassifications out of accumulated other comprehensive loss during the three months ended April 30, 2023. Additionally, there was no material tax impact on the amounts presented.
Note 16. Employee Stock Plans
Equity Incentive Plans
Our 2018 Equity Incentive Plan (2018 Plan) authorizes the award of stock options, restricted stock awards, stock appreciation rights, restricted stock units (RSUs), performance awards, and stock bonuses. As of April 30, 2023, approximately 31.6 million shares of Class A common stock were reserved and available for issuance under the 2018 Plan. In addition, as of April 30, 2023, 4.1 million stock options and RSUs exercisable or settleable for Class B common stock were outstanding in the aggregate under our 2006 Stock Plan (2006 Plan) and 2015 Equity Incentive Plan (2015 Plan), which plans were terminated in May 2015 and April 2018, respectively. The 2006 Plan and 2015 Plan continue to govern outstanding equity awards granted thereunder.
Stock Options
The following table summarizes stock option activity and related information (in thousands, except weighted-average exercise price and average remaining contractual term):

	Shares Subject To Outstanding Stock Options	Weighted-Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, January 31, 2023	7,761	$9.28	5.0	$14,505
Exercised	(96)	5.43
Cancelled	(775)	13.28
Forfeited	(70)	12.66
Balance, April 30, 2023	6,820	8.85	4.4	13,816
Exercisable as of April 30, 2023	3,127	3.37	2.2	13,816
Vested and expected to vest as of April 30, 2023	6,765	$8.81	4.4	$13,816
There were no stock options granted during the three months ended April 30, 2023 and 2022. The aggregate intrinsic value of options exercised was $0.4 million and $1.1 million during the three months ended April 30, 2023 and 2022, respectively.

RSUs
The following table summarizes RSU activity and related information (in thousands, except weighted-average grant date fair value):

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance, January 31, 2023	12,504	$12.98
Granted	2,524	8.37
Vested	(1,643)	13.38
Forfeited	(652)	14.21
Balance, April 30, 2023	12,733	$11.95
Performance Stock Units (PSUs)
In March 2022, we granted PSUs to certain executives under our 2018 Plan. Each grant is divided into three tranches, each tranche having pre-established performance targets that if met, as determined quarterly by our Compensation Committee, would result in the shares attributable to such tranche being earned, subject to a service-based vesting condition. The shares attributable to unearned tranches will be forfeited on January 31, 2025 if the applicable performance criteria for such tranches are not met. Stock-based compensation expense is recognized if it is probable the performance targets (for each respective tranche) will be met during the performance period.
During the three months ended April 30, 2023, we revised the performance targets of the PSUs granted to certain executives in March 2022, which resulted in the recognition of $1.4 million of expense during the quarter. No change was made to the number of shares subject to the PSUs or allocated to the three tranches.
The following table summarizes PSU activity and related information (in thousands, except weighted-average grant date fair value):

	Number of PSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance, January 31, 2023	2,905	$15.21
Forfeited	(350)	15.21
Balance, April 30, 2023	2,555	$15.21
2018 Employee Stock Purchase Plan
Our 2018 Employee Stock Purchase Plan (ESPP) is broadly available to our employees in the United States and certain other countries in which we operate. A total of 5.8 million shares of Class A common stock were reserved and available for issuance under the ESPP as of April 30, 2023. The ESPP provides for 24-month offering periods beginning June 15 and December 15 of each year, and each offering period contains four six-month purchase periods. On each purchase date, ESPP participants will purchase shares of our Class A common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Class A common stock on the offering date or (2) the fair market value of the Class A common stock on the purchase date.

Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories in the accompanying unaudited condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended April 30,
	2023	2022
Cost of subscription revenue	$2,359	$1,799
Cost of professional services revenue	3,021	3,017
Research and development	6,744	5,966
Sales and marketing	7,977	7,456
General and administrative	5,123	4,587
Total stock-based compensation expense	$25,224	$22,825
As of April 30, 2023, unrecognized compensation costs related to unvested equity awards and the weighted-average remaining period over which those costs are expected to be recognized were as follows (dollars in thousands):

	Stock Options	RSUs	PSUs	ESPP
Unrecognized compensation costs	$3,394	$124,067	$21,098	$7,978
Weighted-average remaining recognition period	1.6 years	2.0 years	1.4 years	1.0 year

Note 17. Warrants to Purchase Shares of Common Stock
In connection with the issuance of the 2029 Notes (discussed Note 9. Debt), we issued to Silver Lake the Warrants to acquire up to 7.5 million shares of Class A common stock, exercisable for a period of approximately seven years from the Initial Closing Date, and of which (i) Warrants to purchase up to 2.5 million shares of Class A common stock are exercisable at $20.00 per share, (ii) Warrants to purchase up to 2.5 million shares of Class A common stock are exercisable at $22.00 per share and (iii) Warrants to purchase up to 2.5 million shares of Class A common stock are exercisable at $24.00 per share. In addition, Silver Lake can elect to exercise the Warrants on a net-exercise basis. If a Make-Whole Fundamental Change (as defined in the Form of Warrant) occurs, then the number of shares issuable upon exercise of the Warrants may be increased, and the exercise price for the Warrants adjusted. Beginning on the Initial Closing Date and ending on the earlier of (i) the date that is 18 months following the Initial Closing Date and (ii) the consummation of any Change in Control, except for certain limited exceptions, the Warrants are only exercisable with our written approval. As of April 30, 2023, all 7.5 million Warrants were outstanding.
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
The liability-classified warrants fair value was remeasured using the Black-Scholes option pricing model using the following inputs:

	April 30, 2023	January 31, 2023
Fair value of common stock[1]	$7.35	$7.24
Exercise price	$22.00 - $24.00	$22.00 - $24.00
Expected volatility	41.6%	41.2%
Expected term (in years)	5.9	6.2
Risk-free interest rate	3.5%	3.6%
Expected dividend yield	—	—
______________
(1) The fair value of common stock was adjusted to reflect certain restrictions on the Warrants for 18 months following the issuance date.
We recognized a realized gain of $30.0 thousand and $4.4 million during the three months ended April 30, 2023 and 2022, respectively, on the revaluation of the liability-classified Warrants, which is included in Change in fair value of warrant liability in the accompanying unaudited condensed consolidated statements of comprehensive loss. Refer to Note 4. Fair Value Measurements for the fair value of the liability-classified Warrants.
Note 18. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended April 30,
	2023	2022
Numerator:
Net loss	$(19,295)	$(23,168)
Denominator:
Weighted-average common shares outstanding, basic and diluted	136,190	128,457
Net loss per share, basic and diluted	$(0.14)	$(0.18)
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

	April 30,
	2023	2022
Unvested RSUs issued and outstanding	12,733	12,180
Initial Notes conversion	12,500	12,500
Warrants	7,500	7,500
Issued and outstanding stock options	6,820	8,361
Unvested PSUs issued and outstanding	2,555	2,905
Shares committed under ESPP	774	370
Total	42,882	43,816

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 31, 2023 filed with the Securities and Exchange Commission (SEC) on April 3, 2023 (Annual Report on Form 10-K). As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Form 10-Q and in our Annual Report on Form 10-K. Our fiscal year ends on January 31.
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
Our vision is “The World Subscribed” -- the idea that one day every company will be a part of the Subscription Economy. Our focus has been on providing the technology our customers need to thrive as a customer-centric, recurring revenue businesses.
Our solution includes Zuora Platform, Zuora Billing, Zuora Revenue, Zuora Collect, Zephr, and other software products that support and expand upon these core offerings. Our software helps companies analyze data - including information such as which customers are delivering the most recurring revenue, or which segments are showing the highest churn, thus enabling customers to make informed decisions for their subscription business and quickly implement changes such as launching new services, updating pricing (usage, time, or outcome based), delivering new offerings, or making other changes to their customers’ subscription experience. We also have a large subscription ecosystem of global partners, that can assist our customers with additional strategies and services throughout the subscription journey.
Companies in a variety of industries - technology, manufacturing, media and entertainment, telecommunications, and many others - are using our solution to scale and adapt to a world that is increasingly choosing subscription-based offerings.

Fiscal First Quarter Business Highlights and Recent Developments:
•Customers with Annual Contract Value (ACV) equal to or greater than $100,000 were 782, up from 746 as of April 30, 2022. Given that 96% of our customers had ACV over $100,000 as of April 30, 2023, we will no longer report on this metric and will instead report on customers with ACV equal to or greater than $250,000, which we believe to be a more meaningful measure of our execution and continued focus on enterprise customers. Customers with ACV equal to or greater than $250,000 were 436, up from 386 as of April 30, 2022.
•Our dollar-based retention rate decreased to 108% compared to 110% as of April 30, 2022.
•Our Annual Recurring Revenue (ARR) was $373.9 million as of April 30, 2023 compared to $326.3 million as of April 30, 2022, representing ARR growth of 15%.
Fiscal First Quarter Financial Performance Summary:
Our financial performance for the three months ended April 30, 2023 compared to the three months ended April 30, 2022 reflects the following:
•Subscription revenue was $89.7 million, an increase of $11.2 million, or 14%; and total revenue was $103.1 million, an increase of $9.9 million, or 11%. On a constant currency basis, subscription revenue increased 18%; and total revenue increased 14%.
•Gross profit was $65.7 million, or 64% of total of revenue, compared to $57.0 million, or 61% of total revenue.
•Loss from operations was $20.2 million, or 20% of total revenue, compared to a loss of $23.7 million, or 25% of total revenue.
Key Operational and Financial Metrics
We monitor the following key operational and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:

	April 30,
	2023	2022
Customers with ACV equal to or greater than $250,000	436	386
Dollar-based retention rate	108%	110%
Annual recurring revenue growth	15%	20%
Customers with Annual Contract Value Equal to or Greater than $250,000
We believe our ability to enter into larger contracts is indicative of broader adoption of our solution by larger organizations. It also reflects our ability to expand our revenue footprint within our current customer base. We define ACV as the subscription revenue we would contractually expect to recognize from that customer over the next twelve months, assuming no increases or reductions in their subscriptions. We define the number of customers at the end of any particular period as the number of parties or organizations that have entered into a distinct subscription contract with us and for which the term has not ended. Each party with whom we have entered into a distinct subscription contract is considered a unique customer, and in some cases, there may be more than one customer within a single organization. We had 436 customers with ACV equal to or greater than $250,000 as of April 30, 2023. We expect this metric to continue to increase over the remainder of the fiscal year.

Dollar-Based Retention Rate
We believe our dollar-based retention rate is a key measure of our ability to retain and expand revenue from our customer base over time. We calculate our dollar-based retention rate as of a period end by starting with the sum of the ACV from all customers as of twelve months prior to such period end, or prior period ACV. We then calculate the sum of the ACV from these same customers as of the current period end, or current period ACV. The current period ACV includes any upsells and also reflects contraction or attrition over the trailing twelve months, but excludes revenue from new customers added in the current period. We then divide the current period ACV by the prior period ACV to arrive at our dollar-based retention rate. Our dollar-based retention rate was 108% as of April 30, 2023. While the dollar-based retention rate can fluctuate in any particular quarter, we expect it to remain relatively consistent for the remainder of the fiscal year.
Annual Recurring Revenue
ARR represents the annualized recurring value at the time of initial booking or contract modification for all active subscription contracts at the end of a reporting period. ARR excludes the value of non-recurring revenue such as professional services revenue as well as contracts with new customers with a term of less than one year. ARR should be viewed independently of revenue and deferred revenue, and is not intended to be a substitute for, or combined with, any of these items. Our ARR was $373.9 million as of April 30, 2023, compared to $326.3 million as of April 30, 2022, representing an increase of 15% year-over-year. We expect our ARR year-over-year growth rate to remain relatively consistent or decrease slightly for the remainder of the fiscal year.
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
Cost of Revenue, Gross Profit and Gross Margin
Cost of subscription revenue. Cost of subscription revenue consists primarily of costs related to hosting our platform and providing customer support. These costs include data center costs and third-party hosting fees, employee compensation costs associated with maintaining our cloud-based infrastructure, amortization expenses associated with capitalized internal-use software and purchased technology, allocated overhead, software and maintenance costs, and outside services associated with the delivery of our subscription services. We intend to continue to invest in our platform infrastructure, including third-party hosting capacity, and support organizations. However, the level and timing of such investment in these areas could fluctuate and affect our cost of subscription revenue in the future.
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
Operating Expenses
Research and development. Research and development expense consists primarily of employee compensation costs, allocated overhead, and travel costs. We capitalize research and development costs associated with the development of internal-use software and we generally amortize these costs over a period of three years into the cost of subscription revenue. All other research and development costs are expensed as incurred. We believe that continued investment in our platform is important for our growth, and as such, we expect our research and development expense to remain relatively consistent or decrease as a percentage of total revenue for the remainder of the current fiscal year.
Sales and marketing. Sales and marketing expense consists primarily of employee compensation costs, including the amortization of deferred commissions related to our sales personnel, allocated overhead, costs of general marketing and promotional activities, and travel costs. Commission costs that are incremental to obtaining a contract are amortized in sales and marketing expense over the period of benefit, which is expected to be five years. While we expect to continue to make investments as we expand our customer acquisition and retention efforts, we expect our sales and marketing expense to remain relatively consistent or decrease as a percentage of total revenue for the remainder of the current fiscal year.
General and administrative. General and administrative expense consists primarily of employee compensation costs, allocated overhead, and travel costs for finance, accounting, legal, human resources, and recruiting personnel. In addition, general and administrative expense includes non-personnel costs, such as accounting fees, legal fees, charitable contributions, asset impairments, and all other supporting corporate expenses not allocated to other departments. We expect to incur ongoing costs as a result of operating as a public company, including costs related to compliance and reporting obligations of public companies, and continued investment to support our growing operations. As a result, we expect our general and administrative expense to remain relatively consistent or decrease as a percentage of total revenue for the remainder of the current fiscal year.

Other income and expenses
Other income and expenses primarily consists of gain or loss on the revaluation of the warrant liability; amortization of discount and debt issuance costs, and contractual interest on our convertible senior notes; interest income from our cash and cash equivalents and short-term investments; and foreign exchange fluctuations.
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
Results of Operations
The following tables set forth our unaudited condensed consolidated results of operations for the periods presented in dollars and as a percentage of our total revenue (in thousands):

	Three Months Ended April 30,
	2023	2022
Revenue:
Subscription	$89,711	$78,500
Professional services	13,384	14,699
Total revenue	103,095	93,199
Cost of revenue:
Subscription	20,588	18,725
Professional services	16,758	17,510
Total cost of revenue	37,346	36,235
Gross profit	65,749	56,964
Operating expenses:
Research and development	25,668	22,872
Sales and marketing	41,444	40,457
General and administrative	18,816	17,290
Total operating expenses	85,928	80,619
Loss from operations	(20,179)	(23,655)
Change in fair value of warrant liability	30	4,372
Interest expense	(4,387)	(1,784)
Interest and other income (expense), net	5,710	(1,793)
Loss before income taxes	(18,826)	(22,860)
Income tax provision	469	308
Net loss	$(19,295)	$(23,168)

	Three Months Ended April 30,
	2023	2022
Revenue:
Subscription	87%	84%
Professional services	13	16
Total revenue	100	100
Cost of revenue:
Subscription	20	20
Professional services	16	19
Total cost of revenue	36	39
Gross profit	64	61
Operating expenses:
Research and development	25	25
Sales and marketing	40	43
General and administrative	18	19
Total operating expenses	83	87
Loss from operations	(20)	(25)
Change in fair value of warrant liability	—	5
Interest expense	(4)	(2)
Interest and other income (expense), net	6	(2)
Loss before income taxes	(18)	(25)
Income tax provision	—	—
Net loss	(19)%	(25)%
Note: Percentages in the table above may not sum due to rounding.
Non-GAAP Financial Measures
To supplement our unaudited condensed consolidated financial statements presented in accordance with U.S. GAAP, we monitor and consider non-GAAP financial measures including: subscription revenue and total revenue that exclude the impact of foreign currency exchange rate fluctuations (constant currency basis), non-GAAP cost of subscription revenue, non-GAAP subscription gross margin, non-GAAP cost of professional services revenue, non-GAAP professional services gross margin, non-GAAP gross profit, non-GAAP gross margin, non-GAAP income (loss) from operations, non-GAAP operating margin, non-GAAP net income (loss), non-GAAP net income (loss) per share, basic and diluted, and adjusted free cash flow. We use non-GAAP financial measures in conjunction with GAAP measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our Board of Directors concerning our financial performance. We believe these non-GAAP measures provide investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of our operating results. We also believe these non-GAAP measures are useful in evaluating our operating performance compared to that of other companies in our industry, as they generally eliminate the effects of certain items that may vary for different companies for reasons unrelated to overall operating performance.
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
The following tables provide a reconciliation of our GAAP to non-GAAP measures (in thousands, except percentages and per share data):

Subscription Gross Margin

	Three Months Ended April 30,
	2023	2022
Reconciliation of cost of subscription revenue:
GAAP cost of subscription revenue	$20,588	$18,725
Less:
Stock-based compensation	(2,359)	(1,799)
Amortization of acquired intangibles	(738)	(554)
Workforce reduction	(38)	—
Non-GAAP cost of subscription revenue	$17,453	$16,372
GAAP subscription gross margin	77%	76%
Non-GAAP subscription gross margin	81%	79%
Professional Services Gross Margin

	Three Months Ended April 30,
	2023	2022
Reconciliation of cost of professional services revenue:
GAAP cost of professional services revenue	$16,758	$17,510
Less:
Stock-based compensation	(3,021)	(3,017)
Non-GAAP cost of professional services revenue	$13,737	$14,493
GAAP professional services gross margin	(25)%	(19)%
Non-GAAP professional services gross margin	(3)%	1%
Total Gross Margin

	Three Months Ended April 30,
	2023	2022
Reconciliation of gross profit:
GAAP gross profit	$65,749	$56,964
Add:
Stock-based compensation	5,380	4,816
Amortization of acquired intangibles	738	554
Workforce reduction	38	—
Non-GAAP gross profit	$71,905	$62,334
GAAP gross margin	64%	61%
Non-GAAP gross margin	70%	67%

Operating (Loss) Income and Operating Margin

	Three Months Ended April 30,
	2023	2022
Reconciliation of (loss) income from operations:
GAAP loss from operations	$(20,179)	$(23,655)
Add:
Stock-based compensation	25,224	22,825
Amortization of acquired intangibles	738	554
Shareholder litigation	35	120
Acquisition-related transactions	34	—
Workforce reduction	219	—
Non-GAAP income (loss) from operations	$6,071	$(156)
GAAP operating margin	(20)%	(25)%
Non-GAAP operating margin	6%	—%
Net (Loss) Income and Net (Loss) Income Per Share

	Three Months Ended April 30,
	2023	2022
Reconciliation of net (loss) income:
GAAP net loss	$(19,295)	$(23,168)
Add:
Stock-based compensation	25,224	22,825
Amortization of acquired intangibles	738	554
Shareholder litigation	35	120
Change in fair value of warrant liability	(30)	(4,373)
Acquisition-related transactions	34	—
Workforce reduction	219	—
Non-GAAP net income (loss)	$6,925	$(4,042)
GAAP net loss per share, basic and diluted[1]	$(0.14)	$(0.18)
Non-GAAP net income (loss) per share, basic and diluted[1]	$0.05	$(0.03)
_________________________________

(1) GAAP and Non-GAAP net (loss) income per share are calculated based upon 136.2 million and 128.5 million basic and diluted weighted-average shares of common stock for the three months ended April 30, 2023 and 2022, respectively.
Adjusted Free Cash Flow
Adjusted free cash flow is a non-GAAP measure that excludes acquisition-related costs (including integration-related charges) and expenses related to non-ordinary course litigation (including settlement charges) from GAAP operating cash flows, and includes capital expenditures. We include the impact of net purchases of property and equipment in our adjusted free cash flow calculation because we consider these capital expenditures to be a necessary component of our ongoing operations. We consider adjusted free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by our business, excluding such expenditures that are not related to our ongoing operations, but it is not intended to represent the residual cash flow available for discretionary expenditures.

	Three Months Ended April 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities (GAAP)	$14,593	$6,983
Add:
Shareholder litigation	27	22
Acquisition-related costs	16	—
Less:
Purchases of property and equipment	(1,657)	(3,263)
Adjusted free cash flow (non-GAAP)	$12,979	$3,742
Net cash provided by (used in) investing activities (GAAP)	$20,302	$(3,887)
Net cash provided by financing activities (GAAP)	$537	$234,382
Constant Currency Revenue
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

	Three Months Ended April 30,
	2023	2022	% Change
	(dollars in thousands)
Subscription revenue (GAAP)	$89,711	$78,500	14%
Effects of foreign currency rate fluctuations	2,741
Subscription revenue on a constant currency basis (Non-GAAP)	$92,452		18%

Total revenue (GAAP)	$103,095	$93,199	11%
Effects of foreign currency rate fluctuations	2,878
Total revenue on a constant currency basis (Non-GAAP)	$105,973		14%

Comparison of the Three Months Ended April 30, 2023 and 2022
Revenue

	Three Months Ended April 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscription	$89,711	$78,500	$11,211	14%
Professional services	13,384	14,699	(1,315)	(9)%
Total revenue	$103,095	$93,199	$9,896	11%
Percentage of revenue:
Subscription	87%	84%
Professional services	13	16
Total revenue	100%	100%
Subscription revenue increased by $11.2 million, or 14%, for the three months ended April 30, 2023 compared to the three months ended April 30, 2022. The increase was driven by growth in our customer base, with new customers contributing approximately $3.5 million of the increase in subscription revenue, and increased transaction volume and sales of additional products to our existing customers contributing the remainder. We calculate subscription revenue from new customers during the quarter by adding the revenue recognized from new customers acquired in the 12 months prior to the reporting date.
Professional services revenue decreased to $13.4 million for the three months ended April 30, 2023 from $14.7 million for the three months ended April 30, 2022, as a result of shifting more professional services work to our system integration partners as we focus our sales mix towards recurring subscription revenue.
On a constant currency basis, subscription revenue was $92.5 million and increased 18%, and total revenue was $106.0 million and increased 14%, for the three months ended April 30, 2023 compared to the three months ended April 30, 2022.
Cost of Revenue and Gross Margin

	Three Months Ended April 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$20,588	$18,725	$1,863	10%
Professional services	16,758	17,510	(752)	(4)%
Total cost of revenue	$37,346	$36,235	$1,111	3%
Gross margin:
Subscription	77%	76%
Professional services	(25)	(19)
Total gross margin	64%	61%
Cost of subscription revenue increased by $1.9 million, or 10%, for the three months ended April 30, 2023 compared to the three months ended April 30, 2022. The increase in cost of subscription revenue was primarily due to increases of $1.1 million in employee compensation costs driven by increased stock-based compensation expense and $0.5 million in amortization of internal-use software costs.
Cost of professional services revenue decreased by $0.8 million, or (4)%, for the three months ended April 30, 2023 compared to the three months ended April 30, 2022. The decrease in cost of professional services revenue was primarily due to decreases of $1.4 million in outside professional services costs, partially offset by increases of $0.6 million in employee compensation costs.
Our gross margin for subscription services increased to 77% for the three months ended April 30, 2023 compared to 76% for the three months ended April 30, 2022. This was primarily driven by an increase in subscription revenue. We expect our subscription gross margin to increase slightly for the remainder of the fiscal year.

Our gross margin for professional services decreased to (25)% for the three months ended April 30, 2023 compared to (19)% for the three months ended April 30, 2022, primarily due to a decrease in professional services revenue.
Operating Expenses
Research and Development

	Three Months Ended April 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Research and development	$25,668	$22,872	$2,796	12%
Percentage of total revenue	25%	25%
Research and development expense increased by $2.8 million, or 12%, for the three months ended April 30, 2023 compared to the three months ended April 30, 2022, primarily due to an increase of $2.7 million in employee compensation costs driven by increased headcount and stock-based compensation expense. Research and development expense remained flat at 25% of total revenue for the three months ended April 30, 2023 and 2022.
Sales and Marketing

	Three Months Ended April 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$41,444	$40,457	$987	2%
Percentage of total revenue	40%	43%
Sales and marketing expense increased by $1.0 million, or 2%, for the three months ended April 30, 2023 compared to the three months ended April 30, 2022, primarily due to increases of $0.6 million in marketing and events costs and $0.4 million in amortization of deferred commissions. Sales and marketing expense decreased to 40% of total revenue during the three months ended April 30, 2023 from 43% during the three months ended April 30, 2022, as a result of increased revenue.
General and Administrative

	Three Months Ended April 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
General and administrative	$18,816	$17,290	$1,526	9%
Percentage of total revenue	18%	19%
General and administrative expense increased by $1.5 million, or 9%, for the three months ended April 30, 2023 compared to the three months ended April 30, 2022, primarily due to increases of $0.9 million in employee compensation costs driven by increased stock-based compensation expense and $0.5 million in charitable donations. General and administrative expense decreased to 18% of total revenue during the three months ended April 30, 2023 from 19% of total revenue during the three months ended April 30, 2022.

Other income and expenses

	Three Months Ended April 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Change in fair value of warrant liability	$30	$4,373	$(4,343)	(99)%
Interest expense	$(4,387)	$(1,784)	$(2,603)	146%
Interest and other income (expense), net	$5,710	$(1,794)	$7,504	418%
During the three months ended April 30, 2023 we recognized a smaller gain relative to last year on revaluation of the liability-classified Warrants issued in connection with the 2029 Notes, due to less fluctuation in the price of our common stock during the current quarter. Interest expense increased $2.6 million due to a full quarter of interest expense on the Initial Notes, which were issued on March 24, 2022. Interest and other income (expense), net increased $7.5 million due to increased interest income on higher investment balances as well as higher interest rates, and gains resulting from the revaluation of cash, accounts receivable, and accounts payable recorded in a foreign currency.
Income Tax Provision

	Three Months Ended April 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Income tax provision	$469	$308	$161	52%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the three months ended April 30, 2023 and 2022, we recorded a tax provision of $0.5 million and $0.3 million, respectively, on a loss before income taxes of $18.8 million and $22.9 million, respectively. The effective tax rate for the three months ended April 30, 2023 and 2022 was (2.5)% and (1.3)%, respectively. The change in the effective tax rate was due primarily to an increase in foreign tax expense. The effective tax rate differs from the statutory rate primarily as a result of providing no benefit on pretax losses incurred in the United States. For the three months ended April 30, 2023 and 2022, we maintained a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.
Liquidity and Capital Resources
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations.
As of April 30, 2023, we had cash and cash equivalents and short-term investments of $396.9 million that were primarily invested in deposit accounts, money market funds, corporate debt securities, commercial paper, and U.S. government securities. We do not enter into investments for trading or speculative purposes.
We finance our operations primarily through sales to our customers, which are generally billed in advance on an annual or quarterly basis. Customers with annual or multi-year contracts are generally only billed one annual period in advance. We also finance our operations through proceeds from the issuance of the 2029 Notes to Silver Lake, which includes $250.0 million raised in March 2022 and an additional $150.0 million we expect to raise in September 2023. In connection with the 2029 Notes, we issued Warrants for 7.5 million shares of our Class A common stock that are exercisable between $20.00 - $24.00 per share which, if exercised, would contribute additional liquidity to our business. Additionally, we have $30.0 million of available credit to finance our operations through our undrawn credit facility. See Note 9. Debt and Note 17. Warrants to Purchase Shares of Common Stock of the Notes to Condensed Consolidated Financial Statements for more information about our 2029 Notes, Warrants, and credit facility. We also generate cash proceeds from the exercise of stock options and the issuance of stock under our employee stock purchase plan.
In the short term, we believe our existing cash and cash equivalents, marketable securities, and cash flow from operations (in periods in which we generate cash flow from operations) will be sufficient for at least the next 12 months to meet our requirements and plans for cash, including meeting our working capital requirements and capital expenditure requirements, and servicing our debt. In the long term, our ability to support our requirements and plans for cash, including meeting our working capital and capital expenditure requirements, will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support research and development efforts, the cost to develop and support our offering, the introduction of new products and services, the continuing adoption of our products by customers, any acquisitions or investments that we make in complementary businesses, products, and technologies, and our ability to obtain equity or debt financing. Moreover, any continued instability in the U.S. or international banking systems may impact liquidity both in the short term and long term.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended April 30,
	2023	2022
Net cash provided by operating activities	$14,593	$6,983
Net cash provided by (used in) investing activities	20,302	(3,887)
Net cash provided by financing activities	537	234,382
Effect of exchange rates on cash and cash equivalents	(283)	(359)
Net increase in cash and cash equivalents	$35,149	$237,119
Operating Activities
Net cash provided by operating activities of $14.6 million for the three months ended April 30, 2023 was comprised primarily of customer collections for our subscription and professional services, cash payments for our personnel, sales and marketing efforts and infrastructure related costs, payments to vendors for products and services related to our ongoing business operations, interest income received on our short-term investments, and interest paid on the Initial Notes.
Net cash provided by operating activities for the three months ended April 30, 2023 increased $7.6 million compared to the same period last year, primarily due to increased customer collections and the timing of vendor payments.
Investing Activities
Net cash provided by investing activities for the three months ended April 30, 2023 was $20.3 million. We used $1.7 million to purchase property and equipment and to develop internal-use software as we continue to invest in and grow our business; had maturities of $26.5 million of short-term investments, net of purchases; and paid $4.5 million of contingent consideration in connection with the acquisition of Zephr.
Net cash provided by investing activities for the three months ended April 30, 2023 increased $24.2 million compared to the three months ended April 30, 2022, primarily due to $26.5 million net maturities of short-term investments in the three months ended April 30, 2023, compared to $0.6 million net purchases last year. Payments for property and equipment were $1.6 million lower compared to the same period last year, primarily due to decreased capitalization of internal-use software in the three months ended April 30, 2023. The increases to cash provided by investing activities were partially offset by $4.5 million cash paid of contingent consideration in connection with the acquisition of Zephr in the three months ended April 30, 2023.

Financing Activities
Net cash provided by financing activities for the three months ended April 30, 2023 of $0.5 million was due to proceeds from stock option exercises.
Net cash provided by financing activities for the three months ended April 30, 2023 decreased $233.8 million compared to the three months ended April 30, 2022, primarily due to $234.6 million in proceeds from issuance of the Initial Notes in the three months ended April 30, 2022.
Obligations and Other Commitments
Our material cash requirements from known contractual and other obligations consist of obligations under our operating leases for office space, the 2029 Notes, the settlement of a consolidated class action litigation, and a contractual commitment to one of our vendors for cloud computing services. For more information, please refer to Note 12. Leases, Note 9. Debt and Note 13. Commitments and Contingencies, respectively, of the Notes to Condensed Consolidated Financial Statements. As of April 30, 2023, our contractual obligations totaled $374.4 million with $26.0 million committed within the next twelve months.
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us, or from data breaches or intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. As of April 30, 2023, no demands had been made upon us to provide indemnification under such agreements and there were no claims that we are aware of that could have a material effect on our unaudited condensed consolidated balance sheets, unaudited condensed consolidated statements of comprehensive loss, or unaudited condensed consolidated statements of cash flows.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the applicable periods. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. Refer to Critical Accounting Estimates within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for further information on critical accounting estimates.
Our significant accounting policies are discussed in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements in our Annual Report on Form 10-K. Any significant changes to these policies during the three months ended April 30, 2023 are described in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements to our unaudited condensed consolidated financial statements provided herein.
Recent Accounting Pronouncements - Not Yet Adopted
As of April 30, 2023, there were no recently issued accounting pronouncements not yet adopted that are expected to have a material impact on our unaudited condensed consolidated financial statements.
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

Foreign Currency Exchange Risk
Our sales contracts are denominated predominantly in U.S. Dollars, Euros (EUR), British Pounds (GBP), and Japanese Yen (JPY). A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the GBP and Chinese Yuan (CNY). Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our unaudited condensed consolidated statement of comprehensive loss. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our unaudited condensed consolidated financial statements for the three months ended April 30, 2023 and 2022. Given the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Interest Rate Risk
We had cash and cash equivalents and short-term investments of $396.9 million as of April 30, 2023. Our cash and cash equivalents and short-term investments are held for working capital purposes. We do not make investments for trading or speculative purposes. A significant decrease in these market rates may adversely affect our expected operating results. The 2029 Notes have a fixed interest rate and therefore are not impacted by market rates.
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
As of April 30, 2023, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents and short-term investments or interest owed on our outstanding debt. Fluctuations in the value of our cash equivalents and short-term investments caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities prior to maturity. In addition, a hypothetical 10% relative change in interest rates would not have had a material impact on our operating results for the three months ended April 30, 2023.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of April 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.
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

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
For information regarding legal proceedings, see Note 13. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Item 1. Financial Statements of this Form 10-Q, which is incorporated by reference into this Item 1. Legal Proceedings.
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
Our ability to achieve significant growth in revenue in the future will depend, in large part, upon our ability to attract new customers. This may be particularly challenging where an organization has already invested substantial personnel and financial resources to integrate billings and other business and financial management tools, including custom-built solutions, into its business, as such an organization may be reluctant or unwilling to invest in new products and services. As a result, selling our solution often requires sophisticated and costly sales efforts that are targeted at senior management. During the three months ended April 30, 2023, sales and marketing expenses represented approximately 40% of our total revenue. If we fail to attract new customers and fail to maintain and expand new customer relationships, our revenue may grow more slowly than we expect and our business may be adversely affected.
Our future revenue growth also depends upon retaining and expanding sales and renewals of subscriptions to our solution with existing customers. If our existing customers do not expand their use of our solution over time or do not renew their subscriptions or if we receive requests from an increased number of customers for changes to payment or other terms as a result of the impact of macroeconomic conditions, including global economic uncertainty and increasing inflation and interest rates, on their businesses, our revenue may grow more slowly than expected, may not grow at all, or may decline. Our success is also dependent, in part, on our ability to effectively differentiate and cross-sell our products. If we experience issues with successfully implementing or cross-selling our products, revenue may grow more slowly or may not grow at all.
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
Our operating results may vary based on the impact of changes in the U.S. and global economy, including the effects of recession, fluctuations in inflation and interest rates, bank failures, debt ceiling negotiations, and general economic downturns, which can arise suddenly. As a result of current weakened macroeconomic conditions and uncertainty, and related corporate cost cutting and tighter budgets, we are experiencing longer sales cycles and collection periods. Prolonged macroeconomic weakness and uncertainty could continue to adversely affect the ability or willingness of our current and prospective customers to purchase or expand their purchase of our products, further delay customer purchasing decisions, reduce the value of customer contracts, affect attrition rates, or further lengthen collection periods, any of which could materially and adversely affect our business, operating results, financial conditions and prospects. We cannot predict the timing, strength, or duration of any economic downturn. Moreover, there has been recent turmoil in the global banking system, and continued disruptions in the banking system, both in the U.S. or abroad, may impact our or our customers’ liquidity and, as a result, negatively impact our business and operating results.
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
•general macroeconomic conditions, both in domestic and foreign markets, including the impacts associated with rising interest rates and inflation, slower growth or recession, the ongoing conflict following Russia's invasion of Ukraine, bank failures, and debt ceiling negotiations; and
•the price, performance, and availability of competing products and services.
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
Our future success depends on our continuing ability to attract, train, engage, assimilate, and retain highly skilled personnel, including software engineers, product management, sales, and professional services personnel. We have historically faced intense competition for qualified individuals from numerous software and other technology companies. Although our voluntary turnover decreased in fiscal 2023 as compared to fiscal 2022, we may experience heightened attrition, including of those with significant institutional knowledge and expertise, negatively impacting productivity and our corporate culture. We may not be able to retain our current key employees, or attract, train, assimilate, or retain other highly skilled personnel in the future, especially in light of uncertain macroeconomic conditions globally. For example, employees may seek new or different opportunities that offer greater compensation or benefits than we offer or are able to offer, making it difficult to retain them. In addition, we may incur significant costs to attract and retain highly skilled personnel, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. As we move into new countries, we will need to attract and recruit skilled personnel in those areas. If we are unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational, and managerial requirements on a timely basis or at all, our business may be adversely affected. Further, given that our employees continue to be distributed globally and most of our employees continue to work remotely, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture that is focused on inclusivity and high performance, underlying the importance of employee connectivity and accountability. Additionally, we may periodically implement business strategies that impact our employees, including changes to our organizational structure or workforce adjustments such as our November 2022 workforce reduction. A workforce reduction or restructuring could have an adverse effect on our business, including creating negative employee morale and hindering our ability to meet operational targets due to loss of employees. To the extent our compensation programs and workplace culture are not viewed as competitive, or changes in our workforce or other initiatives are not viewed favorably, our ability to attract, retain, and motivate employees can be weakened, which could harm our results of operations.
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
Our ability to compete successfully in our market depends on a number of factors, both within and outside of our control. Some of these factors include: ease of use; subscription-based product features and functionality; ability to support the specific needs of companies with subscription business models; ability to integrate with other technology infrastructures and third-party applications; enterprise-grade performance and features such as system scalability, security, performance, and resiliency; vision for the market and product innovation; relationships with strategic partners, including system integrators, management consulting firms, and resellers; total cost of ownership; strength of sales and marketing efforts; brand awareness and reputation; and customer experience, including support and professional services. In addition, if we are unable to effectively articulate the value proposition of our solution to customers and prospects, we may face difficulties competing in the market, particularly in the current uncertain macroeconomic environment. Any failure by us to compete successfully in any one of these or other areas may reduce the demand for our solution, as well as adversely affect our business, operating results, and financial condition.
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
We have incurred net losses in each fiscal year since inception, including net losses of $198.0 million, $99.4 million, and $73.2 million in fiscal 2023, 2022, and 2021, respectively. We expect to incur net losses for the foreseeable future. As of April 30, 2023, we had an accumulated deficit of $780.7 million. We expect to make significant future expenditures related to the development and expansion of our business, including increasing our overall customer base, expanding relationships with existing customers, entering new vertical markets, expanding our global footprint, expanding and leveraging our relationships with strategic partners including system integrators to accelerate our growth, optimizing pricing and packaging, and expanding our operations and infrastructure, both domestically and internationally, and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these increased expenses. In addition, we may delay or reevaluate some or all of the foregoing initiatives in the event that macroeconomic conditions or other factors beyond our control adversely impact our business or operating results. Any delays or reductions in spending in our business development or expansion efforts may negatively affect our ability to expand our operations and maintain or increase our sales. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.

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
We also have a $30.0 million revolving credit facility, which is currently undrawn, under an agreement with First Citizens Bank & Trust (which was assumed from Silicon Valley Bank). The credit facility contains restrictive covenants, including limitations on our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, pay dividends or repurchase our stock, incur additional indebtedness and liens and enter into new businesses. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lender or terminate the credit facility. Failure to comply with the covenants or other restrictions could result in a default. In addition, the credit facility is secured by substantially all of our non-intellectual property assets and requires us to satisfy certain financial covenants.
Our ability to meet our payment obligations under our debt instruments depends on our ability to generate significant cash flows in the future. This, to some extent, is subject to market, economic, financial, competitive, legislative, and regulatory factors as well as other factors that are beyond our control. There can be no assurance that our business will generate cash flow from operations, or that additional capital will be available to us, in amounts sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. For example, we may utilize proceeds from the 2029 Notes for acquisitions or other investments that do not increase our enterprise value or we may otherwise be unable to generate sufficient cash flows to repay our debt obligations. See Note 9. Debt and Note 17. Warrants to Purchase Shares of Common Stock of the Notes to Condensed Consolidated Financial Statements for more information about the 2029 Notes, Warrants and the revolving credit facility.
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
•political unrest, changes and uncertainty associated with terrorism, hostilities, war (including the ongoing conflict in Ukraine), natural disasters, pandemics, and the instability in the global banking system; and
•potential costs to attract, onboard, retain, and motivate qualified personnel.

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
The market for our solutions, including our billing, collections, revenue recognition and subscriber experience offerings, is characterized by rapid technological change, frequent new product and service introductions and enhancements, changing customer demands, and evolving industry standards. The introduction of products and services embodying new technologies can quickly make existing products and services obsolete and unmarketable. Additionally, because we provide billing and finance solutions to help our customers with compliance and financial reporting, changes in law, regulations, and accounting standards could impact the usefulness of our products and services and could necessitate changes or modifications to our products and services to accommodate such changes. Subscription management products and services, including our billing, collections and revenue recognition offerings, are inherently complex, and our ability to implement our multi-product strategy, including developing, releasing, marketing and selling new products and services or enhancements, new features and modifications to our existing products and services depends on several factors, including timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies and our solution, and overall market acceptance. We cannot be sure that we will succeed in developing, marketing, and delivering on a timely and cost-effective basis enhancements or improvements to our platform or any new products and services that respond to continued changes in subscription management practices or new customer requirements, nor can we be sure that any enhancements or improvements to our platform or any new products and services will achieve market acceptance. Since developing our solution is complex, the timetable for the release of new products and enhancements to existing products is difficult to predict, and we may not offer new products and updates as rapidly as our customers require or expect. Any new products or services that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate sufficient revenue. The introduction of new products and enhancements could also increase costs associated with customer support and customer success as demand for these services increase. This increase in cost could negatively impact profit margins, including our gross margin. Moreover, even if we introduce new products and services, we may experience a decline in revenue of our existing products and services that is not offset by revenue from the new products or services. For example, customers may delay making purchases of new products and services to permit them to make a more thorough evaluation of these products and services or until industry and marketplace reviews become widely available. Some customers may hesitate to migrate to a new product or service due to concerns regarding the complexity of migration or performance of the new product or service. In addition, we may lose existing customers who choose a competitor’s products and services or choose to utilize internally developed applications instead of our products and services. This could result in a temporary or permanent revenue shortfall and adversely affect our business.
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
Our business strategy includes acquiring other complementary products, technologies, or businesses, such as our acquisition of Zephr in September 2022. An acquisition, investment, or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of the acquired companies, particularly if the key personnel of the acquired companies choose not to work for us, if an acquired company’s software is not easily adapted to work with ours, or if we have difficulty retaining the customers of any acquired business due to changes in management or otherwise.
Acquisitions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for other business development activities. Moreover, the anticipated benefits of any acquisition, investment, or business relationship may not be realized or we may be exposed to unknown liabilities. We may in the future acquire or invest in additional businesses, products, technologies, or other assets. We also may enter into relationships with other businesses to expand our products and services or our ability to provide our products and services in foreign jurisdictions, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing, or investments in other companies. Negotiating these transactions can be time consuming, difficult, and expensive, and our ability to close these transactions may be subject to approvals that are beyond our control. In addition, we have limited experience in acquiring other businesses. We may be unable to find and identify desirable acquisition targets, may incorrectly estimate the value of a target, may fail to conduct effective due diligence on a target to identify problems or incompatibilities or obstacles to integration, or may not be successful in entering into an agreement with any particular target. Consequently, these transactions, even if undertaken and announced, may not close. For any transactions we undertake, we may:
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
We conduct our business activities in various foreign countries and have operations in North America, Europe, Asia, and Australia. During the three months ended April 30, 2023, we derived approximately 37% of our total revenue from customers located outside the United States. Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple cultures, customs, legal systems, regulatory systems, and commercial infrastructures. International expansion requires us to invest significant funds and other resources. Our operations in international markets may not develop at a rate that supports our level of investment. Expanding internationally may subject us to new risks that we have not faced before or increase risks that we currently face, including risks associated with:
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
We generally charge our customers a flat fee for their use of our platform and a variable fee based on the amount of transaction volume they process through our system and the number of their subscribers. If our customers do not increase their transaction volume or the number of their subscribers, or an economic downturn reduces their transaction volume or the number of their subscribers, our revenue may be adversely impacted by customers reducing their contracted transaction volume. We have limited experience with respect to determining the optimal prices for our platform, and, as a result, we have in the past needed to and expect in the future to need to change our pricing model from time to time. As the market for our platform matures, or as new competitors introduce new products or services that compete with ours, we may be unable to attract or retain customers at the same price or based on the same pricing models as we have used historically. We may experience pressure to change our pricing model to defer fees until our customers have fully deployed our solution. Moreover, larger organizations, which comprise a large and growing component of our sales efforts, may demand substantial price concessions. As a result, in the future, we may be required to reduce our prices or change our pricing model, which could adversely affect our revenue, gross margin, profitability, financial position, and cash flow.
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
In addition, like many similarly situated technology companies, we have a sizable number of research and development and other personnel located outside the United States, including in India and China, which has exposed and could continue to expose us to governmental and regulatory, as well as market and media, scrutiny, regarding the actual or perceived integrity of our platform or data security and privacy features. Any actual or perceived security compromise could reduce customer confidence in the effectiveness of our security measures, negatively affect our ability to attract new customers, and cause existing customers to reduce the use or stop using our solution, any of which could harm our business and reputation.
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
From time to time, we face litigation or claims arising in or outside the ordinary course of business, which may include class actions, derivative actions, private actions, collective actions, investigations, and various other legal proceedings by stockholders, customers, employees, suppliers, competitors, government agencies, or others. The results of any such litigation, investigations, and other legal proceedings are inherently unpredictable and expensive. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, damage our reputation, require significant amounts of management time, and divert significant resources. If legal proceedings were to be determined adversely to us, or we were to enter into a settlement arrangement, we could be exposed to significant monetary damages or limits on our ability to operate our business, which could have a material adverse effect on our business, financial condition, and operating results. For example, in March 2023, Zuora entered into an agreement to settle the consolidated securities class action litigation pending in the U.S. District Court for the Northern District of California and consolidated under the caption Roberts v. Zuora, Inc. The settlement, which is subject to court approval, provides for a payment of $75.0 million by Zuora, which we recorded as an accrual and is included in our unaudited condensed consolidated balance sheets as of April 30, 2023. For more information, see Note 13. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.
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
In order to support our growth and respond to business challenges, such as developing new features or enhancements to our solution to stay competitive, acquiring new technologies, and improving our infrastructure, we have made significant financial investments in our business, and we intend to continue to make such investments. As a result, to provide the funds required for these investments and other business endeavors, we may need to engage in equity or debt financings. For example, in March 2022, we issued to Silver Lake the Initial Notes and have agreed to issue to Silver Lake an additional $150.0 million in senior unsecured notes in September 2023. See Note 9. Debt of the Notes to Condensed Consolidated Financial Statements for more information about the 2029 Notes. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution, and these securities could have rights, preferences, and privileges that are superior to that of holders of our common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve additional restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. Future volatility in the trading price of our common stock may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression or other sustained adverse market event resulting from deteriorating macroeconomic factors could materially and adversely affect our business and the value of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations.

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
Generally Accepted Accounting Principles (GAAP) is subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. Any difficulties in implementing these pronouncements, including those described in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements of the Notes to Condensed Consolidated Financial Statements, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors' confidence in us.
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
•the impact of catastrophic events such as natural disasters or pandemics on the global macroeconomy, our operating results and enterprise technology spending;
•sales of shares of our Class A common stock by us or our stockholders;
•inflation;
•fluctuations in interest rates; and
•instability of the U.S. or international banking system.
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, particularly during the current period of macroeconomic uncertainty, including rising inflation, increasing interest rates and fluctuations in international currency rates, bank failures, debt ceiling negotiations, as well as the impacts of the current conflict in Ukraine. Stock prices of many companies, and technology companies in particular, have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. These economic, political, regulatory and market conditions have and may continue to negatively impact the market price of our common stock. Volatility in our stock price also affects the value of our equity compensation, which affects our ability to recruit and retain employees. If we fail to meet expectations related to future growth, profitability, or other market expectations, our stock price may decline further, which could have a material adverse effect on investor confidence and employee retention. In addition, some companies that have experienced volatility in the market price of their securities have been subject to shareholder litigation. We have been and are currently subject to shareholder litigation, which is described in Note 13. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements. This or any future shareholder litigation could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.

The market price of our Class A common stock could decline as a result of a substantial number of shares of our Class A common stock being issued or sold, which may make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.
As of April 30, 2023, a total of 129.1 million shares of Class A common stock and 8.1 million shares of Class B common stock were outstanding. Issuances of a substantial number of shares of our Class A common stock, including as a result of the exercise or conversion into Class A common stock of outstanding convertible notes, warrants, equity awards, shares of Class B common stock or other securities, could result in significant dilution to our existing stockholders and cause the market price of our Class A common stock to decline. From time to time, we may issue shares of common stock or securities convertible into shares of common stock in connection with a financing, an acquisition, investments, or otherwise. For example, as described in Note 9. Debt of the Notes to Consolidated Financial Statements, on March 24, 2022 (Initial Closing Date), we issued to Silver Lake convertible notes in the aggregate principal amount of $250.0 million as well as warrants to purchase up to 7.5 million shares of Class A common stock, and we have agreed to issue additional convertible notes in the aggregate principal amount of $150.0 million to Silver Lake 18 months after the Initial Closing Date (or sooner under certain conditions). In addition, under certain circumstances, the number of shares issuable upon conversion of the convertible notes or exercise of the Warrants may be subject to increase, as described in Note 9. Debt and Note 17. Warrants to Purchase Shares of Common Stock of the Notes to Condensed Consolidated Financial Statements. The conversion of these convertible notes or exercise of these Warrants could result in a substantial number of shares of our Class A common stock being issued. Silver Lake is generally restricted from converting the convertible notes or exercising the Warrants, or transferring them, during the 18 month period following the Initial Closing Date, except in certain circumstances.
In addition, we grant equity awards to employees, directors, and consultants under our 2018 Equity Incentive Plan on an ongoing basis and our employees have the right to purchase shares of our Class A common stock semi-annually under our 2018 Employee Stock Purchase Plan. As of April 30, 2023, there were a total of 22.1 million shares of Class A common stock subject to outstanding options and restricted stock units (RSUs), including performance stock units (PSUs). Subject to vesting and other applicable requirements, the shares issued upon the exercise of such options or settlement of such RSUs will be available for resale in the open market.
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
Our common stock consists of two classes, including our Class B common stock, which has ten votes per share, and our Class A common stock, which has one vote per share. As of April 30, 2023, our Class B common stock holds approximately 38% of the total voting power of our common stock, with our CEO and his affiliates holding substantially all of our Class B common stock. As a result, the holders of our Class B common stock, including our CEO, could substantially influence all matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the outstanding shares of Class B common stock, (ii) April 16, 2028, and (iii) the date the shares of Class B common stock cease to represent at least 5% of all outstanding shares of our common stock (such date referred to as the "Class B expiration"). Until the Class B expiration, the concentrated influence held by our Class B common stock limits or precludes your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Stock index providers, such as FTSE Russell, exclude or limit the eligibility of public companies with multiple classes of shares of common stock for certain indices. In addition, several shareholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual class structure of our common stock may prevent the inclusion of our Class A common stock in such indices and may cause shareholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from indices could result in a less active trading market for our Class A common stock. Any actions or publications by shareholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.

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
Section 22 of the Securities Act of 1933, as amended (Securities Act), creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our bylaws provide that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (Federal Forum Provision). Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.
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
Political developments impacting government spending and international trade, including future government shutdowns in the United States, debt ceiling negotiations, armed conflict such as the conflict in Ukraine, trade disputes and tariffs, inflation, and rising interest rates, may negatively impact markets and cause weaker macroeconomic conditions. The continuing effect of any or all of these political or other uncertainties could adversely impact demand for our products, harm our operations and weaken our financial results.
In addition, in recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. Economic uncertainty and associated macroeconomic conditions, such as a recession or rising inflation rates or economic slowdown in the United States or internationally, including due to the ongoing conflict in Ukraine, make it extremely difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our solution, which could delay and lengthen sales cycles. Furthermore, during uncertain economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for credit losses and our results could be negatively impacted.
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
Natural disasters, pandemics and epidemics, or other catastrophic events such as fire, power shortages, and other events beyond our control may cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse and material effect on our business, operating results, and financial condition. For example, as a result of the COVID-19 pandemic and its impacts on the global economy and financial markets, we experienced certain disruptions to our business operations, including delays and lengthening of our customary sales cycles, certain customers not purchasing or renewing our products or services, and requests for pricing and payment concessions by certain customers. As a result of the pandemic, we have also reduced our office footprint given that many of our employees continue to work remotely, and we incurred certain impairment charges related to office leases in the fourth quarter of fiscal 2023 as described in Note 12. Leases of the Notes to Condensed Consolidated Financial Statements, and may incur additional impairment charges in future periods if we are unable to sublease available office space at our corporate headquarters in California on acceptable terms. In the event of a significant resurgence of COVID-19 pandemic or other future public health crisis, we could experience similar or more significant impacts to our operations, which may adversely impact our business, financial condition and operating results. More generally, a public health crisis or other catastrophic event could adversely affect economies and financial markets and lead to an economic downturn, which could harm our business, financial condition, and operating results.
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

ZUORA, INC.

Date: June 1, 2023	By:	/s/ Todd McElhatton
Todd McElhatton
Chief Financial Officer (Principal Accounting and Financial Officer)