Form 10-Q
period 2023-07-31
ZUORA INC
filed 2023-09-06
CIK 1423774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2023
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

As of July 31, 2023, the number of shares of the Registrant’s Class A common stock outstanding was 132.4 million and the number of shares of the Registrant’s Class B common stock outstanding was 8.1 million.

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
•currency exchange rate fluctuations;
•trends and expectations in our operating and financial metrics, including customers with annual contract value equal to or greater than $250,000, dollar-based retention rate, annual recurring revenue, and growth of and within our customer base;
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
•our liquidity being sufficient to meet our working capital and capital expenditure needs for at least the next 12 months;
•the impact of actions that we are taking to improve operational efficiencies and operating costs;
•legal proceedings, including expectations regarding final court approval of the settlement of our shareholder litigation and the receipt of insurance proceeds related to such litigation;
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

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements
ZUORA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	July 31, 2023	January 31, 2023
Assets
Current assets:
Cash and cash equivalents	$323,281	$203,239
Short-term investments	82,953	183,006
Accounts receivable, net of allowance for credit losses of $2,117 and $4,001 as of July 31, 2023 and January 31, 2023, respectively	81,225	91,740
Deferred commissions, current portion	15,330	16,282
Prepaid expenses and other current assets	26,124	24,285
Total current assets	528,913	518,552
Property and equipment, net	25,915	27,159
Operating lease right-of-use assets	26,628	22,768
Purchased intangibles, net	11,724	13,201
Deferred commissions, net of current portion	27,013	28,250
Goodwill	57,148	53,991
Other assets	4,511	4,677
Total assets	$681,852	$668,598
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,016	$1,073
Accrued expenses and other current liabilities	98,770	103,678
Accrued employee liabilities	30,355	30,483
Deferred revenue, current portion	164,564	167,145
Operating lease liabilities, current portion	7,895	9,240
Total current liabilities	302,600	311,619
Long-term debt	214,401	210,403
Deferred revenue, net of current portion	1,175	442
Operating lease liabilities, net of current portion	39,865	37,924
Deferred tax liabilities	3,720	3,717
Other long-term liabilities	7,364	7,333
Total liabilities	569,125	571,438
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A common stock	13	13
Class B common stock	1	1
Additional paid-in capital	917,081	859,482
Accumulated other comprehensive loss	(1,094)	(919)
Accumulated deficit	(803,274)	(761,417)
Total stockholders’ equity	112,727	97,160
Total liabilities and stockholders’ equity	$681,852	$668,598
See notes to unaudited condensed consolidated financial statements.

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Revenue:
Subscription	$95,473	$83,811	$185,184	$162,311
Professional services	12,575	14,964	25,959	29,663
Total revenue	108,048	98,775	211,143	191,974
Cost of revenue:
Subscription	21,338	19,572	41,926	38,297
Professional services	16,443	19,077	33,201	36,587
Total cost of revenue	37,781	38,649	75,127	74,884
Gross profit	70,267	60,126	136,016	117,090
Operating expenses:
Research and development	26,256	26,354	51,924	49,226
Sales and marketing	42,799	45,146	84,243	85,603
General and administrative	19,451	18,816	38,267	36,106
Total operating expenses	88,506	90,316	174,434	170,935
Loss from operations	(18,239)	(30,190)	(38,418)	(53,845)
Change in fair value of warrant liability	(4,786)	4,524	(4,756)	8,896
Interest expense	(4,607)	(4,419)	(8,994)	(6,203)
Interest and other income (expense), net	5,657	704	11,367	(1,089)
Loss before income taxes	(21,975)	(29,381)	(40,801)	(52,241)
Income tax provision	587	529	1,056	837
Net loss	(22,562)	(29,910)	(41,857)	(53,078)
Comprehensive loss:
Foreign currency translation adjustment	(404)	(316)	(687)	(675)
Unrealized gain (loss) on available-for-sale securities	172	(278)	512	(676)
Comprehensive loss	$(22,794)	$(30,504)	$(42,032)	$(54,429)
Net loss per share, basic and diluted	$(0.16)	$(0.23)	$(0.30)	$(0.41)
Weighted-average shares outstanding used in calculating net loss per share, basic and diluted	138,605	130,280	137,417	129,384
See notes to unaudited condensed consolidated financial statements.

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Six Months Ended July 31, 2023
						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, January 31, 2023	127,384	$13	8,121	$1	$859,482	$(919)	$(761,417)	$97,160
Conversion of Class B common stock to Class A common stock	203	—	(203)	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	201	—	962	—	—	962
RSU releases	3,950	—	—	—	—	—	—	—
Issuance of common stock under the ESPP	911	—	—	—	4,765	—	—	4,765
Stock-based compensation	—	—	—	—	51,872	—	—	51,872
Other comprehensive loss	—	—	—	—	—	(175)	—	(175)
Net loss	—	—	—	—	—	—	(41,857)	(41,857)
Balance, July 31, 2023	132,448	$13	8,119	$1	$917,081	$(1,094)	$(803,274)	$112,727

	Three Months Ended July 31, 2023
						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, April 30, 2023	129,123	$13	8,121	$1	$885,243	$(862)	$(780,712)	$103,683
Conversion of Class B common stock to Class A common stock	107	—	(107)	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	105	—	425	—	—	425
RSU releases	2,307	—	—	—	—	—	—	—
Issuance of common stock under the ESPP	911	—	—	—	4,765	—	—	4,765
Stock-based compensation	—	—	—	—	26,648	—	—	26,648
Other comprehensive loss	—	—	—	—	—	(232)	—	(232)
Net loss	—	—	—	—	—	—	(22,562)	(22,562)
Balance, July 31, 2023	132,448	$13	8,119	$1	$917,081	$(1,094)	$(803,274)	$112,727

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

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(41,857)	$(53,078)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	8,892	8,882
Stock-based compensation	51,872	51,038
Provision for credit losses	279	1,134
Donation of common stock to charitable foundation	—	1,000
Amortization of deferred commissions	9,746	9,346
Reduction in carrying amount of right-of-use assets	3,116	4,070
Change in fair value of warrant liability	4,756	(8,896)
Other	186	267
Changes in operating assets and liabilities:
Accounts receivable	9,726	13,436
Prepaid expenses and other assets	(4,317)	(2,823)
Deferred commissions	(7,647)	(10,629)
Accounts payable	(63)	692
Accrued expenses and other liabilities	(5,102)	1,848
Accrued employee liabilities	(128)	(3,228)
Deferred revenue	(1,848)	(4,404)
Operating lease liabilities	(7,630)	(6,473)
Net cash provided by operating activities	19,981	2,182
Cash flows from investing activities:
Purchases of property and equipment	(3,838)	(6,084)
Purchases of short-term investments	(61,745)	(195,685)
Maturities of short-term investments	165,128	55,263
Cash paid for acquisition	(4,524)	—
Net cash provided by (used in) investing activities	95,021	(146,506)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	—	233,901
Proceeds from issuance of common stock upon exercise of stock options	962	1,522
Proceeds from issuance of common stock under employee stock purchase plan	4,765	4,485
Principal payments on debt	—	(1,480)
Net cash provided by financing activities	5,727	238,428
Effect of exchange rates on cash and cash equivalents	(687)	(675)
Net increase in cash and cash equivalents	120,042	93,429
Cash and cash equivalents, beginning of period	203,239	113,507
Cash and cash equivalents, end of period	$323,281	$206,936
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases accrued or in accounts payable	$6	$322
See notes to unaudited condensed consolidated financial statements.

ZUORA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Overview and Basis of Presentation
Description of Business
Zuora, Inc. was incorporated in the state of Delaware in 2006 and began operations in 2007. Zuora’s fiscal year ends on January 31. Zuora is headquartered in Redwood City, California.
Zuora provides a cloud-based subscription management platform, built to help companies monetize new services and operate dynamic, recurring revenue business models. Our solution enables companies across multiple industries and geographies to launch, manage and scale a subscription business, automating the quote-to-cash and revenue recognition process, including quoting, billing, collections and revenue recognition, and improving the subscriber experience. With Zuora’s solution, businesses can change pricing and packaging for products and services to grow and scale, efficiently comply with revenue recognition standards, analyze customer data to optimize their subscription offerings, and build meaningful relationships with their subscribers.
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
Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Our significant accounting policies are discussed in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements in our Annual Report on Form 10-K. There have been no significant changes to these policies during the six months ended July 31, 2023.
Note 3. Investments
The amortized costs, unrealized gains and losses and estimated fair values of our short-term investments were as follows (in thousands):

	July 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$18,617	$—	$(46)	$18,571
Corporate bonds	7,995	—	(18)	7,977
Commercial paper	56,405	—	—	56,405
Total short-term investments	$83,017	$—	$(64)	$82,953

	January 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$34,865	$—	$(377)	$34,488
Corporate bonds	41,974	—	(189)	41,785
Commercial paper	102,720	—	—	102,720
Foreign government securities	4,023	—	(10)	4,013
Total short-term investments	$183,582	$—	$(576)	$183,006
There were no material realized gains or losses from sales of marketable securities that were reclassified out of accumulated other comprehensive loss into investment income during the three and six months ended July 31, 2023 and 2022. We had no significant unrealized losses on our available-for-sale securities as of July 31, 2023 and January 31, 2023, and we do not expect material credit losses on our current investments in future periods. All securities had stated effective maturities of less than one year as of July 31, 2023.

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
The following tables summarize our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	July 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$247,500	$—	$—	$247,500
Treasury bills	24,864	—	—	24,864
Total cash equivalents	$272,364	$—	$—	$272,364
Short-term investments:
U.S. government securities	$—	$18,571	$—	$18,571
Corporate bonds	—	7,977	—	7,977
Commercial paper	—	56,405	—	56,405
Total short-term investments	$—	$82,953	$—	$82,953
Liabilities:
Warrant liability	$—	$—	$7,585	$7,585

	January 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$184,580	$—	$—	$184,580
Short-term investments:
U.S. government securities	$—	$34,488	$—	$34,488
Corporate bonds	—	41,785	—	41,785
Commercial paper	—	102,720	—	102,720
Foreign government securities	—	4,013	—	4,013
Total short-term investments	$—	$183,006	$—	$183,006
Liabilities:
Warrant liability	$—	$—	$2,829	$2,829

Changes in our Level 3 fair value measurements were as follows (in thousands):

Warrant Liability
Balance, January 31, 2023	$2,829
Change in fair value	4,756
Balance, July 31, 2023	$7,585
Additional information about the Warrant liability, including the fair value inputs, is included in Note 17. Warrants to Purchase Shares of Common Stock.
The carrying amounts of certain financial instruments, including cash held in bank accounts, accounts receivable, accounts payable, and accrued expenses, approximate fair value due to their relatively short maturities.
As of July 31, 2023, the net carrying amount of the Initial Notes, defined in Note 9. Debt, was $214.4 million, and the estimated fair value was $188.5 million. The fair value of the Initial Notes is classified as a Level 3 measurement. Additional information regarding the Initial Notes is included in Note 9. Debt.
Note 5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	July 31, 2023	January 31, 2023
Prepaid software subscriptions	$7,651	$7,533
Taxes	4,234	3,860
Prepaid insurance	2,907	3,225
Insurance payments receivable	2,000	2,000
Contract assets	1,964	1,325
Deposits	1,510	1,168
Prepaid hosting costs	902	871
Other	4,956	4,303
Total	$26,124	$24,285

Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	July 31, 2023	January 31, 2023
Software	$35,520	$32,778
Leasehold improvements	15,267	15,254
Computer equipment	11,787	11,780
Furniture and fixtures	4,510	3,793
	67,084	63,605
Less: accumulated depreciation and amortization	(41,169)	(36,446)
Total	$25,915	$27,159
The following table summarizes the capitalized internal-use software costs included within the Software line item in the table above (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Internal-use software costs capitalized during the period	$1,654	$2,247	$2,698	$4,149

			July 31, 2023	January 31, 2023
Total capitalized internal-use software, net of accumulated amortization			$13,922	$14,138
The following table summarizes total depreciation and amortization expense related to property and equipment, including amortization of internal-use software, included primarily in General and administrative and Cost of subscription revenue in the accompanying unaudited condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Total depreciation and amortization expense	$2,444	$2,186	$4,982	$4,367

Note 7. Purchased Intangible Assets and Goodwill
The following tables summarize the purchased intangible asset balances (in thousands):

	July 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$19,571	$(10,192)	$9,379
Customer relationships	5,187	(3,506)	1,681
Trade name	1,709	(1,045)	664
Total	$26,467	$(14,743)	$11,724

	January 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$19,571	$(9,194)	$10,377
Customer relationships	5,187	(3,225)	1,962
Trade name	1,709	(847)	862
Total	$26,467	$(13,266)	$13,201
Purchased intangible assets are being amortized to Cost of subscription revenue in the accompanying unaudited condensed consolidated statements of comprehensive loss on a straight-line basis over their estimated useful lives ranging from three to ten years. The following table summarizes amortization expense recognized on purchased intangible assets during the periods indicated (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Purchased intangible assets amortization expense	$738	$372	$1,476	$926
Estimated future amortization expense for purchased intangible assets as of July 31, 2023 was as follows (in thousands):

Fiscal year ending:
2024 (remainder of the year)	$1,476
2025	2,509
2026	1,874
2027	1,561
2028	1,561
Thereafter	2,743
Total estimated amortization expense	$11,724
The following table represents the changes to goodwill (in thousands):

Goodwill
Balance, January 31, 2023	$53,991
Effects of foreign currency translation	2,647
Other	510
Balance, July 31, 2023	$57,148

Note 8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	July 31, 2023	January 31, 2023
Litigation settlement[1]	$75,500	$75,000
Warrant liability	7,585	2,829
Accrued taxes	4,802	4,088
Accrued hosting and third-party licenses	4,374	4,374
Accrued outside services and consulting	1,311	3,507
Accrued interest	850	850
Accrued contingent consideration	—	4,420
Other accrued expenses[1]	4,348	8,610
Total	$98,770	$103,678
_____________________________
(1) The litigation settlement accrual of $75.5 million as of July 31, 2023 represents the combined settlement of the federal and state securities class action litigation matters, which are pending final court approval, as compared to $76.0 million accrued as of January 31, 2023, of which $75.0 million was reported in "Litigation settlement" for the federal class action matter, and $1.0 million was reported in "Other accrued expenses" for the state class action matter. Refer to Note 13. Commitments and Contingencies for further information.
Note 9. Debt
2029 Notes
On March 24, 2022 (Initial Closing Date), we issued convertible senior notes (Initial Notes) in the aggregate principal amount of $250.0 million pursuant to an investment agreement (Investment Agreement) and indenture agreement (Indenture) to certain entities affiliated with Silver Lake Alpine II, L.P. (Silver Lake). Pursuant to the Investment Agreement, we agreed to issue additional convertible senior notes in the aggregate principal amount of $150.0 million (Additional Notes and together with the Initial Notes, the “2029 Notes”) in September 2023, with an earlier issuance upon our completion of a Material Acquisition that meets the conditions described in Section 2.02(a) of the Investment Agreement. In addition, in the event that a Change in Control (as defined in the Indenture) occurs prior to the Additional Notes being issued, the noteholder would have the right to receive, at the noteholder's election, the Additional Notes, a cash payment, or common stock, as described in Section 2.02(b) of the Investment Agreement. The Initial Notes and the Additional Notes, once issued, represent senior unsecured obligations of Zuora.
As a condition of the Investment Agreement, we also issued warrants to Silver Lake to acquire up to 7.5 million shares of Class A common stock (Warrants). Refer to Note 17. Warrants to Purchase Shares of Common Stock for more information.
The purchase price of the 2029 Notes is 98% of the par value. The 2029 Notes bear interest at a rate of 3.95% per annum, payable quarterly in cash, provided that we have the option to pay interest in kind at 5.50% per annum. The 2029 Notes will mature on March 31, 2029, subject to earlier conversion or repurchase. The Initial Notes are convertible at Silver Lake’s option into shares of our Class A common stock at an initial conversion rate of 50.0 shares per $1,000 principal amount ($20.00 per share, representing 12.5 million shares of Class A common stock), subject to customary anti-dilution adjustments. Any 2029 Notes that are converted in connection with a Make-Whole Fundamental Change (as defined in the Indenture) are subject to an increase in the conversion rate under certain circumstances.
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
The carrying value of the Initial Notes was classified as long-term and consisted of the following (in thousands):

	July 31, 2023	January 31, 2023
Initial Notes principal	$250,000	$250,000
Unamortized debt discount	(35,599)	(39,597)
Carrying value	$214,401	$210,403
Interest expense related to the Initial Notes, included in Interest expense in the accompanying unaudited condensed consolidated statements of comprehensive loss, was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Contractual interest expense	$2,469	$2,469	$4,938	$3,484
Amortization of debt discount	2,094	1,926	3,998	2,667
Total interest expense	$4,563	$4,395	$8,936	$6,151
Debt Agreement
We have a $30.0 million revolving credit facility, which is currently undrawn, under an agreement (Debt Agreement) with First Citizens Bank & Trust Company (assumed from Silicon Valley Bank). This credit facility matures in October 2025. The interest rate under the credit facility is equal to the prime rate published by the Wall Street Journal minus 1.00%. We had not drawn down any amounts under the facility as of July 31, 2023.
Note 10. Deferred Revenue and Performance Obligations
The following table summarizes revenue recognized during the period that was included in the deferred revenue balance at the beginning of each respective period (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Revenue recognized from deferred revenue	$79,382	$77,680	$126,548	$115,461
As of July 31, 2023, total remaining non-cancellable performance obligations under our subscription contracts with customers was approximately $507.9 million and we expect to recognize revenue on approximately 58% of these remaining performance obligations over the next 12 months. Remaining performance obligations under our professional services contracts as of July 31, 2023 were not material.

Note 11. Geographical Information
Disaggregation of Revenue
Revenue by country, based on the customer’s address at the time of sale, was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
United States	$69,348	$64,808	$134,755	$124,227
Others	38,700	33,967	76,388	67,747
Total	$108,048	$98,775	$211,143	$191,974
Percentage of revenue by geographic area:
United States	64%	66%	64%	65%
Other	36%	34%	36%	35%
Other than the United States, no individual country exceeded 10% of total revenue for the three and six months ended July 31, 2023 and 2022.
Long-lived assets
Long-lived assets, which consist of property and equipment, net, deferred commissions, purchased intangible assets, net and operating lease right-of-use assets by geographic location, are based on the location of the legal entity that owns the asset. As of July 31, 2023 and January 31, 2023, no individual country exceeded 10% of total long-lived assets other than the United States.

Note 12. Leases
We have non-cancelable operating leases for our offices located in the U.S. and abroad. As of July 31, 2023, these leases expire on various dates between 2023 and 2030. Certain lease agreements include one or more options to renew, with renewal terms that can extend the lease up to seven years. We have the right to exercise or forego the lease renewal options. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The components of our long-term operating leases and related operating lease cost were as follows (in thousands):

	July 31, 2023	January 31, 2023
Operating lease right-of-use assets	$26,628	$22,768

Operating lease liabilities, current portion	$7,895	$9,240
Operating lease liabilities, net of current portion	39,865	37,924
Total operating lease liabilities	$47,760	$47,164

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Operating lease cost[1]	$2,183	$2,618	$4,409	$5,252
_____________________________

(1) Includes costs related to our short-term operating leases and is net of sublease income as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Short-term operating lease costs	$139	$109	$241	$199
Sublease income	$(98)	$—	$(195)	$—
The future maturities of long-term operating lease liabilities for each fiscal year were as follows (in thousands):

Maturities of Operating Lease Liabilities
2024 (remainder of the year)	$5,533
2025	8,617
2026	8,557
2027	7,815
2028	7,910
Thereafter	17,487
Total lease payments	55,919
Less imputed interest	(8,159)
Present value of lease liabilities	$47,760
Other supplemental information related to our long-term operating leases includes the following (dollars in thousands):

	July 31, 2023	January 31, 2023
Weighted-average remaining operating lease term	6.2 years	6.7 years
Weighted-average operating lease discount rate	4.9%	4.8%

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases	$4,038	$3,408	$7,528	$6,822
New right-of-use assets obtained in exchange for lease liabilities:
Operating leases obtained	$—	$—	$6,973	$—
Note 13. Commitments and Contingencies
Letters of Credit
In connection with the execution of certain facility leases, we had bank issued irrevocable letters of credit for $4.5 million as of July 31, 2023 and January 31, 2023. No draws have been made under such letters of credit.
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
Securities Class Action Litigation
In June 2019, a putative securities class action lawsuit was filed in the U.S. District Court for the Northern District of California naming Zuora and certain of its officers as defendants. The complaint purported to bring suit on behalf of stockholders who purchased or otherwise acquired Zuora's securities between April 12, 2018 and May 30, 2019. The complaint alleged that defendants made false and misleading statements about Zuora's business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (Exchange Act), and sought unspecified compensatory damages, fees and costs. In November 2019, the lead plaintiff filed a consolidated amended complaint asserting the same claims. This consolidated class action litigation was captioned Roberts v. Zuora, Inc., Case No. 3:19-CV-03422 (hereinafter referred to as "Federal Class Action"). In April 2020, the court denied defendants’ motion to dismiss. In March 2023, Zuora entered into an agreement to settle the Federal Class Action as described below.
In April and May 2020, two putative securities class action lawsuits were filed in the Superior Court of the State of California, County of San Mateo, naming as defendants Zuora and certain of its current and former officers, its directors and the underwriters of Zuora's initial public offering (IPO). The complaints purported to bring suit on behalf of stockholders who purchased or otherwise acquired Zuora's securities pursuant or traceable to the Registration Statement and Prospectus issued in connection with Zuora's IPO and allege claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The suits sought unspecified damages and other relief. In July 2020, the court entered an order consolidating the two lawsuits, and the lead plaintiffs filed a consolidated amended complaint asserting the same claims. The consolidated class action litigation was captioned Olsen v. Zuora, Inc., Case No. 20-civ-1918 (hereinafter referred to as "State Class Action"). In October 2020, the court denied defendants’ demurrer as to the Section 11 and Section 15 claims and granted the demurrer as to the Section 12(a)(2) claim with leave to file an amended complaint. In November 2020, the lead plaintiffs filed an amended consolidated complaint. Defendants' demurrer to the Section 12(a)(2) claim was sustained with leave to amend. In October 2021, the court certified a class for the Section 11 and Section 15 claims, consisting of persons and entities who purchased or acquired Zuora common stock pursuant or traceable to the Registration Statement and Prospectus issued in connection with Zuora’s IPO. The lead plaintiffs voluntarily dismissed the Section 12(a)(2) claim without prejudice. In June 2023, Zuora entered into an agreement to settle the State Class Action as described below.
In March 2023, Zuora entered into an agreement to settle the Federal Class Action for a payment of $75.0 million by Zuora. In June 2023, Zuora reached an agreement to settle the State Class Action, with such matter to be resolved as part of a combined resolution with the Federal Class Action. Zuora agreed to contribute an additional $0.5 million to the Federal Class Action for purposes of the combined settlement. As a result, Zuora recorded a litigation accrual of $75.5 million, which is included in Accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets as of July 31, 2023. This represents a $0.5 million reduction to our prior accruals for these litigation matters as of January 31, 2023. Zuora expects approximately $6.6 million of the settlement to be funded by its remaining insurance coverage. Zuora entered into the settlement to eliminate the uncertainty, burden, and expense of further protracted litigation. Zuora denies the claims alleged in these litigation matters, and the settlement does not assign or reflect any admission of wrongdoing or liability by Zuora or the named defendants. The settlement is subject to court approval. In August 2023, the U.S. District Court for the Northern District of California provided preliminary court approval of the settlement. Final court approval is pending.
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
In February 2023, Zuora reached an agreement to settle the derivative litigation matters without any admission or concession of wrongdoing or liability by Zuora or the named defendants. In connection with the settlement, Zuora agreed to adopt and implement certain corporate governance modifications and pay $2.0 million for certain plaintiffs' attorney fees, which amount was paid by Zuora's insurance carriers in August 2023. The settlement is subject to court approval. In July 2023, the U.S District Court for the Northern District of California provided preliminary court approval of the derivative settlement. Final court approval is pending.

Other Contractual Obligations
As of July 31, 2023, we have a contractual obligation to make $17.1 million in purchases of cloud computing services provided by one of our vendors by September 2024.
Note 14. Income Taxes
The following table reflects our income tax provision, pretax loss and effective tax rate for the periods presented (in thousands, except percentages):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Loss before income taxes	$(21,975)	$(29,381)	$(40,801)	$(52,241)
Income tax provision	587	529	1,056	837
Effective tax rate	(2.7)%	(1.8)%	(2.6)%	(1.6)%
The effective tax rates differ from the statutory rates primarily as a result of providing no benefit on pretax losses incurred in the United States, as we have determined that the benefit of the losses is not more likely than not to be realized.
Note 15. Stockholders’ Equity
Preferred Stock
As of July 31, 2023, Zuora had authorized 10 million shares of preferred stock, each with a par value of $0.0001 per share. As of July 31, 2023, no shares of preferred stock were issued and outstanding.
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
As of July 31, 2023, Zuora had authorized 500 million shares of Class A common stock and 500 million shares of Class B common stock, each with a par value of $0.0001 per share. As of July 31, 2023, 132.4 million shares of Class A common stock and 8.1 million shares of Class B common stock were issued and outstanding.
Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive loss were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Loss on Available-for-Sale Securities	Total
Balance, January 31, 2023	$(343)	$(576)	$(919)
Foreign currency translation adjustment	(687)	—	(687)
Unrealized gain on available-for-sale securities	—	512	512
Balance, July 31, 2023	$(1,030)	$(64)	$(1,094)
There were no material reclassifications out of accumulated other comprehensive loss during the three and six months ended July 31, 2023. Additionally, there was no material tax impact on the amounts presented.
Note 16. Employee Stock Plans
Equity Incentive Plans
Our 2018 Equity Incentive Plan (2018 Plan) authorizes the award of stock options, restricted stock awards, stock appreciation rights, restricted stock units (RSUs), performance awards, and stock bonuses. As of July 31, 2023, approximately 29.3 million shares of Class A common stock were reserved and available for issuance under the 2018 Plan. In addition, as of July 31, 2023, 4.0 million stock options and RSUs exercisable or settleable for Class B common stock were outstanding in the aggregate under our 2006 Stock Plan (2006 Plan) and 2015 Equity Incentive Plan (2015 Plan), which plans were terminated in May 2015 and April 2018, respectively. The 2006 Plan and 2015 Plan continue to govern outstanding equity awards granted thereunder.
Stock Options
The following tables summarize stock option activity and related information (in thousands, except weighted-average exercise price, weighted-average grant date fair value and average remaining contractual term):

	Shares Subject To Outstanding Stock Options	Weighted-Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, January 31, 2023	7,761	$9.28	5.0	$14,505
Exercised	(202)	4.67
Cancelled	(775)	13.28
Forfeited	(147)	12.99
Balance, July 31, 2023	6,637	8.87	4.2	29,412
Exercisable as of July 31, 2023	4,657	5.45	3.1	29,240
Vested and expected to vest as of July 31, 2023	6,598	$8.84	4.2	$29,402

	Three Months Ended July 31,		Six Months Ended July 31,
	2023[1]	2022	2023[1]	2022
Weighted-average grant date fair value per share of options granted during each respective period	$—	$5.54	$—	$5.54
Aggregate intrinsic value of options exercised during each respective period	$651	$941	$1,030	$2,030
_________________________________
(1) No stock options were granted during the three and six months ended July 31, 2023.
RSUs
The following table summarizes RSU activity and related information (in thousands, except weighted-average grant date fair value):

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance, January 31, 2023	12,504	$12.98
Granted	7,392	8.10
Vested	(3,950)	12.66
Forfeited	(995)	13.17
Balance, July 31, 2023	14,951	$10.64
Performance Stock Units (PSUs)
In March 2022 and July 2023, we granted PSUs to certain executives under our 2018 Plan. Each grant is divided into two or three tranches, each tranche having pre-established performance targets that if met, as determined quarterly by our Compensation Committee, would result in the shares attributable to such tranche being earned, subject to a service-based vesting condition. The shares attributable to unearned tranches will be forfeited on January 31, 2025 if the applicable performance criteria for such tranches are not met. Stock-based compensation expense is recognized if it is probable the performance targets (for each respective tranche) will be met during the performance period. As we previously disclosed in our Form 10-Q for the three months ended April 30, 2023 filed with the SEC on June 1, 2023, we modified the performance targets associated with the PSUs that were granted in March 2022. This resulted in $9.6 million of incremental compensation expense that is being recognized over the remaining vesting periods of the awards.
The following table summarizes PSU activity and related information (in thousands, except weighted-average grant date fair value):

	Number of PSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance, January 31, 2023	2,905	$15.21
Granted	300	10.68
Forfeited	(350)	15.21
Balance, July 31, 2023	2,855	$14.73
2018 Employee Stock Purchase Plan
Our 2018 Employee Stock Purchase Plan (ESPP) is broadly available to our employees in the United States and certain other countries in which we operate. A total of 4.9 million shares of Class A common stock were reserved and available for issuance under the ESPP as of July 31, 2023. The ESPP provides for 24-month offering periods beginning June 15 and December 15 of each year, and each offering period contains four six-month purchase periods. On each purchase date, ESPP participants will purchase shares of our Class A common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Class A common stock on the offering date or (2) the fair market value of the Class A common stock on the purchase date.

We estimated the fair value of ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

	Three and Six Months Ended July 31, 2023	Three and Six Months Ended July 31, 2022
Fair value of common stock	$11.55	$8.91
Expected volatility	37.1% - 45.7%	44.4% - 52.3%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	3.0% - 4.8%	2.3% -3.2%
Expected dividend yield	—%	—%
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories in the accompanying unaudited condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Cost of subscription revenue	$2,180	$2,281	$4,539	$4,080
Cost of professional services revenue	3,229	3,690	6,250	6,707
Research and development	6,752	7,465	13,496	13,431
Sales and marketing	8,689	9,959	16,666	17,415
General and administrative	5,798	4,818	10,921	9,405
Total stock-based compensation expense	$26,648	$28,213	$51,872	$51,038
As of July 31, 2023, unrecognized compensation costs related to unvested equity awards and the weighted-average remaining period over which those costs are expected to be recognized were as follows (dollars in thousands):

	Stock Options	RSUs	PSUs	ESPP
Unrecognized compensation costs	$2,796	$135,092	$22,061	$6,921
Weighted-average remaining recognition period	1.3 years	2.1 years	1.4 years	0.9 years

Note 17. Warrants to Purchase Shares of Common Stock
In connection with the issuance of the 2029 Notes (discussed Note 9. Debt), we issued to Silver Lake the Warrants to acquire up to 7.5 million shares of Class A common stock, exercisable for a period of approximately seven years from the Initial Closing Date, and of which (i) Warrants to purchase up to 2.5 million shares of Class A common stock are exercisable at $20.00 per share, (ii) Warrants to purchase up to 2.5 million shares of Class A common stock are exercisable at $22.00 per share and (iii) Warrants to purchase up to 2.5 million shares of Class A common stock are exercisable at $24.00 per share. In addition, Silver Lake can elect to exercise the Warrants on a net-exercise basis. If a Make-Whole Fundamental Change (as defined in the Form of Warrant) occurs, then the number of shares issuable upon exercise of the Warrants may be increased, and the exercise price for the Warrants adjusted. Beginning on the Initial Closing Date and ending on the earlier of (i) the date that is 18 months following the Initial Closing Date (such date will occur in September 2023) and (ii) the consummation of any Change in Control, except for certain limited exceptions, the Warrants are only exercisable with our written approval. As of July 31, 2023, all 7.5 million Warrants were outstanding.
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
The liability-classified warrants fair value was remeasured using the Black-Scholes option pricing model using the following inputs:

	July 31, 2023	January 31, 2023
Fair value of common stock[1]	$11.42	$7.24
Exercise price	$22.00 - $24.00	$22.00 - $24.00
Expected volatility	42.0%	41.2%
Expected term (in years)	5.7	6.2
Risk-free interest rate	4.2%	3.6%
Expected dividend yield	—	—
______________
(1) The fair value of common stock was adjusted to reflect certain restrictions on the Warrants for 18 months following the issuance date.
We recognized realized losses and gains on the revaluation of the liability-classified Warrants, summarized in the table below, which are included in Change in fair value of warrant liability in the accompanying unaudited condensed consolidated statements of comprehensive loss. Refer to Note 4. Fair Value Measurements for the fair value of the liability-classified Warrants.

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
(Loss) gain on revaluation of liability-classified Warrants	$(4,786)	$4,524	$(4,756)	$8,896
Note 18. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Numerator:
Net loss	$(22,562)	$(29,910)	$(41,857)	$(53,078)
Denominator:
Weighted-average common shares outstanding, basic and diluted	138,605	130,280	137,417	129,384
Net loss per share, basic and diluted	$(0.16)	$(0.23)	$(0.30)	$(0.41)
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

	July 31,
	2023	2022
Unvested RSUs issued and outstanding	14,951	14,591
Initial Notes conversion	12,500	12,500
Warrants	7,500	7,500
Issued and outstanding stock options	6,637	8,098
Unvested PSUs issued and outstanding	2,855	2,905
Shares committed under ESPP	290	208
Total	44,733	45,802

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
Overview
Zuora provides a leading monetization suite that serves as an intelligent hub for modern businesses to monetize and orchestrate the complete quote-to-cash and revenue recognition process. Our solution enables companies across multiple industries and geographies to launch, manage and scale a subscription business, automating the quote-to-cash and revenue recognition process, including quoting, billing, collections and revenue recognition, and improving the subscriber experience. With Zuora’s solution, businesses can change pricing and packaging for products and services to grow and scale, efficiently comply with revenue recognition standards, analyze customer data to optimize their recurring revenue, including subscription and consumption-based models, and build meaningful relationships with their subscribers.
Many of today’s enterprise software systems manage their quote-to-cash and revenue recognition process using software built for one-time transactions. These systems were not designed for the dynamic, ongoing nature of subscription, usage, or consumption-based pricing models, and can be extremely difficult to configure. In traditional product-based businesses, quote-to-cash and revenue recognition was a linear process – a customer orders a product, is billed for that product, payment is collected, and the revenue is recognized. These legacy product-based systems were not specifically designed to handle the complexities of managing ongoing customer relationships and recurring revenue models commonly found in subscription businesses, including billing proration, revenue recognition and reporting, and calculating the lifetime value of the customer. Using legacy or homegrown software to build a subscription business often results in inefficient processes with prolonged and complex manual downstream work, hard-coded customizations, and a proliferation of stock-keeping units (SKUs).
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
Our solution includes Zuora Platform, Zuora Billing, Zuora Revenue, Zuora Payments, Zephr, and other software products that support and expand upon these core offerings. Our software helps companies analyze data – including information such as which customers are delivering the most recurring revenue, or which segments are showing the highest churn, thus enabling customers to make informed decisions for their recurring revenue business and quickly implement changes such as launching new services, updating pricing (consumption, time, or outcome based), delivering new offerings, or making other changes to their customers’ experience. We also have a large ecosystem of global partners that can assist our customers with additional strategies and services throughout the monetization journey.
Companies in a variety of industries - technology, manufacturing, media and entertainment, telecommunications, and many others - are using our solution to monetize, scale and adapt to a world that is increasingly choosing ongoing digital services.
Fiscal Second Quarter Business Highlights and Recent Developments:
•Customers with annual contract value (ACV) equal to or greater than $250,000 were 444, up from 407 as of July 31, 2022. Seven of the deals closed in the quarter ended July 31, 2023 had ACV equal to or greater than $500,000, one of which had ACV greater than $1.0 million.
•Our dollar-based retention rate decreased to 107% compared to 111% as of July 31, 2022.
•Our Annual Recurring Revenue (ARR) was $384.2 million as of July 31, 2023 compared to $337.6 million as of July 31, 2022, representing ARR growth of 14%.
Fiscal Second Quarter Financial Performance Summary:
Our financial performance for the three months ended July 31, 2023 compared to the three months ended July 31, 2022 reflects the following:
•Subscription revenue was $95.5 million, an increase of $11.7 million, or 14%; and total revenue was $108.0 million, an increase of $9.3 million, or 9%. On a constant currency basis, subscription revenue increased 16%; and total revenue increased 11%.
•Gross profit was $70.3 million, or 65% of total of revenue, compared to $60.1 million, or 61% of total revenue.
•Loss from operations was $18.2 million, or 17% of total revenue, compared to a loss of $30.2 million, or 31% of total revenue.
Key Operational and Financial Metrics
We monitor the following key operational and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:

	July 31,
	2023	2022
Customers with ACV equal to or greater than $250,000	444	407
Dollar-based retention rate	107%	111%
Annual recurring revenue growth	14%	20%

Customers with Annual Contract Value Equal to or Greater than $250,000
We believe our ability to enter into larger contracts is indicative of broader adoption of our solution by larger organizations. It also reflects our ability to expand our revenue footprint within our current customer base. We define ACV as the subscription revenue we would contractually expect to recognize from that customer over the next twelve months, assuming no increases or reductions in their subscriptions. We define the number of customers at the end of any particular period as the number of parties or organizations that have entered into a distinct subscription contract with us and for which the term has not ended. Each party with whom we have entered into a distinct subscription contract is considered a unique customer, and in some cases, there may be more than one customer within a single organization. We had 444 customers with ACV equal to or greater than $250,000 as of July 31, 2023. We expect this metric to continue to increase over the remainder of the fiscal year.
Dollar-Based Retention Rate
We believe our dollar-based retention rate is a key measure of our ability to retain and expand revenue from our customer base over time. We calculate our dollar-based retention rate as of a period end by starting with the sum of the ACV from all customers as of twelve months prior to such period end, or prior period ACV. We then calculate the sum of the ACV from these same customers as of the current period end, or current period ACV. The current period ACV includes any upsells and also reflects contraction or attrition over the trailing twelve months, but excludes revenue from new customers added in the current period. We then divide the current period ACV by the prior period ACV to arrive at our dollar-based retention rate. Our dollar-based retention rate was 107% as of July 31, 2023. While the dollar-based retention rate can fluctuate in any particular quarter, we expect it to remain relatively consistent for the remainder of the fiscal year.
Annual Recurring Revenue
ARR represents the annualized recurring value at the time of initial booking or contract modification for all active subscription contracts at the end of a reporting period. ARR excludes the value of non-recurring revenue such as professional services revenue as well as contracts with new customers with a term of less than one year. ARR should be viewed independently of revenue and deferred revenue, and is not intended to be a substitute for, or combined with, any of these items. Our ARR was $384.2 million as of July 31, 2023, compared to $337.6 million as of July 31, 2022, representing an increase of 14% year-over-year. We expect our ARR year-over-year growth rate to remain relatively consistent or decrease slightly for the remainder of the fiscal year.
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
Results of Operations
The following tables set forth our unaudited condensed consolidated results of operations for the periods presented in dollars and as a percentage of our total revenue (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Revenue:
Subscription	$95,473	$83,811	$185,184	$162,311
Professional services	12,575	14,964	25,959	29,663
Total revenue	108,048	98,775	211,143	191,974
Cost of revenue:
Subscription	21,338	19,572	41,926	38,297
Professional services	16,443	19,077	33,201	36,587
Total cost of revenue	37,781	38,649	75,127	74,884
Gross profit	70,267	60,126	136,016	117,090
Operating expenses:
Research and development	26,256	26,354	51,924	49,226
Sales and marketing	42,799	45,146	84,243	85,603
General and administrative	19,451	18,816	38,267	36,106
Total operating expenses	88,506	90,316	174,434	170,935
Loss from operations	(18,239)	(30,190)	(38,418)	(53,845)
Change in fair value of warrant liability	(4,786)	4,524	(4,756)	8,896
Interest expense	(4,607)	(4,419)	(8,994)	(6,203)
Interest and other income (expense), net	5,657	704	11,367	(1,089)
Loss before income taxes	(21,975)	(29,381)	(40,801)	(52,241)
Income tax provision	587	529	1,056	837
Net loss	$(22,562)	$(29,910)	$(41,857)	$(53,078)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Revenue:
Subscription	88%	85%	88%	85%
Professional services	12	15	12	15
Total revenue	100	100	100	100
Cost of revenue:
Subscription	20	20	20	20
Professional services	15	19	16	19
Total cost of revenue	35	39	36	39
Gross profit	65	61	64	61
Operating expenses:
Research and development	24	27	25	26
Sales and marketing	40	46	40	45
General and administrative	18	19	18	19
Total operating expenses	82	91	83	89
Loss from operations	(17)	(31)	(18)	(28)
Change in fair value of warrant liability	(4)	5	(2)	5
Interest expense	(4)	(4)	(4)	(3)
Interest and other income (expense), net	5	1	5	(1)
Loss before income taxes	(20)	(30)	(19)	(27)
Income tax provision	1	1	1	—
Net loss	(21)%	(30)%	(20)%	(28)%
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
The following tables provide a reconciliation of our GAAP to non-GAAP measures (in thousands, except percentages and per share data):

Subscription Gross Margin

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Reconciliation of cost of subscription revenue:
GAAP cost of subscription revenue	$21,338	$19,572	$41,926	$38,297
Less:
Stock-based compensation	(2,180)	(2,281)	(4,539)	(4,080)
Amortization of acquired intangibles	(738)	(372)	(1,476)	(926)
Workforce reduction	—	—	(38)	—
Non-GAAP cost of subscription revenue	$18,420	$16,919	$35,873	$33,291
GAAP subscription gross margin	78%	77%	77%	76%
Non-GAAP subscription gross margin	81%	80%	81%	79%
Professional Services Gross Margin

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Reconciliation of cost of professional services revenue:
GAAP cost of professional services revenue	$16,443	$19,077	$33,201	$36,587
Less:
Stock-based compensation	(3,229)	(3,690)	(6,250)	(6,707)
Workforce reduction	(46)	—	(46)	—
Non-GAAP cost of professional services revenue	$13,168	$15,387	$26,905	$29,880
GAAP professional services gross margin	(31)%	(27)%	(28)%	(23)%
Non-GAAP professional services gross margin	(5)%	(3)%	(4)%	(1)%
Total Gross Margin

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Reconciliation of gross profit:
GAAP gross profit	$70,267	$60,126	$136,016	$117,090
Add:
Stock-based compensation	5,409	5,971	10,789	10,787
Amortization of acquired intangibles	738	372	1,476	926
Workforce reduction	46	—	84	—
Non-GAAP gross profit	$76,460	$66,469	$148,365	$128,803
GAAP gross margin	65%	61%	64%	61%
Non-GAAP gross margin	71%	67%	70%	67%

Operating (Loss) Income and Operating Margin

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Reconciliation of (loss) income from operations:
GAAP loss from operations	$(18,239)	$(30,190)	$(38,418)	$(53,845)
Add:
Stock-based compensation	26,648	28,213	51,872	51,038
Amortization of acquired intangibles	738	372	1,476	926
Charitable contribution	—	1,000	—	1,000
Shareholder litigation	208	110	243	230
Acquisition-related transactions	158	344	192	344
Workforce reduction	46	—	265	—
Non-GAAP income (loss) from operations	$9,559	$(151)	$15,630	$(307)
GAAP operating margin	(17)%	(31)%	(18)%	(28)%
Non-GAAP operating margin	9%	—%	7%	—%
Net (Loss) Income and Net (Loss) Income Per Share

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Reconciliation of net (loss) income:
GAAP net loss	$(22,562)	$(29,910)	$(41,857)	$(53,078)
Add:
Stock-based compensation	26,648	28,213	51,872	51,038
Amortization of acquired intangibles	738	372	1,476	926
Charitable contribution	—	1,000	—	1,000
Shareholder litigation	208	110	243	230
Change in fair value of warrant liability	4,786	(4,523)	4,756	(8,896)
Acquisition-related transactions	158	344	192	344
Workforce reduction	46	—	265	—
Non-GAAP net income (loss)	$10,022	$(4,394)	$16,947	$(8,436)
GAAP net loss per share, basic and diluted[1]	$(0.16)	$(0.23)	$(0.30)	$(0.41)
Non-GAAP net income (loss) per share, basic and diluted[1]	$0.07	$(0.03)	$0.12	$(0.07)
_________________________________

(1) For the three months ended July 31, 2023 and 2022, GAAP and Non-GAAP net (loss) income per share are calculated based upon 138.6 million and 130.3 million basic and diluted weighted-average shares of common stock, respectively. For the six months ended July 31, 2023 and 2022, GAAP and Non-GAAP net (loss) income per share are calculated based upon 137.4 million and 129.4 million basic and diluted weighted-average shares of common stock, respectively.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Net cash provided by (used in) operating activities (GAAP)	$5,388	$(4,801)	$19,981	$2,182
Add:
Shareholder litigation	726	161	753	183
Acquisition-related costs	91	—	107	—
Less:
Purchases of property and equipment	(2,181)	(2,821)	(3,838)	(6,084)
Adjusted free cash flow (non-GAAP)	$4,024	$(7,461)	$17,003	$(3,719)
Net cash provided by (used in) investing activities (GAAP)	$74,719	$(142,619)	$95,021	$(146,506)
Net cash provided by financing activities (GAAP)	$5,190	$4,046	$5,727	$238,428
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

	Three Months Ended July 31,			Six Months Ended July 31,
	2023	2022	% Change	2023	2022	% Change
	(dollars in thousands)			(dollars in thousands)
Subscription revenue (GAAP)	$95,473	$83,811	14%	$185,184	$162,311	14%
Effects of foreign currency rate fluctuations	2,032			4,773
Subscription revenue on a constant currency basis (Non-GAAP)	$97,505		16%	$189,957		17%

Total revenue (GAAP)	$108,048	$98,775	9%	$211,143	$191,974	10%
Effects of foreign currency rate fluctuations	2,003			4,881
Total revenue on a constant currency basis (Non-GAAP)	$110,051		11%	$216,024		13%

Comparison of the Three Months Ended July 31, 2023 and 2022
Revenue

	Three Months Ended July 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscription	$95,473	$83,811	$11,662	14%
Professional services	12,575	14,964	(2,389)	(16)%
Total revenue	$108,048	$98,775	$9,273	9%
Percentage of revenue:
Subscription	88%	85%
Professional services	12	15
Total revenue	100%	100%
Subscription revenue increased by $11.7 million, or 14%, for the three months ended July 31, 2023 compared to the three months ended July 31, 2022. The increase was driven by growth in our customer base, with new customers contributing approximately $3.4 million of the increase in subscription revenue, and increased transaction volume and sales of additional products to our existing customers contributing the remainder. We calculate subscription revenue from new customers during the quarter by adding the revenue recognized from new customers acquired in the 12 months prior to the reporting date.
Professional services revenue decreased by $2.4 million, or (16)%, for the three months ended July 31, 2023 primarily as a result of our continuing strategy to shift more professional services work to our system integration partners, who have recently taken on a broader project scope.
On a constant currency basis, subscription revenue was $97.5 million and increased 16%, and total revenue was $110.1 million and increased 11%, for the three months ended July 31, 2023 compared to the three months ended July 31, 2022.
Cost of Revenue and Gross Margin

	Three Months Ended July 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$21,338	$19,572	$1,766	9%
Professional services	16,443	19,077	(2,634)	(14)%
Total cost of revenue	$37,781	$38,649	$(868)	(2)%
Gross margin:
Subscription	78%	77%
Professional services	(31)	(27)
Total gross margin	65%	61%
Cost of subscription revenue increased by $1.8 million, or 9%, for the three months ended July 31, 2023 compared to the three months ended July 31, 2022. The increase in cost of subscription revenue was primarily due to increases of $1.1 million in data center costs and $0.6 million in allocated overhead, as well as $1.4 million in aggregate costs related to amortization of capitalized internal-use software and purchased technology, employee compensation, and third-party software; partially offset by a decrease of $1.4 million in outside professional services costs.

Cost of professional services revenue decreased by $2.6 million, or (14)%, for the three months ended July 31, 2023 compared to the three months ended July 31, 2022. The decrease in cost of professional services revenue was primarily due to decreases of $1.3 million in employee compensation costs and $1.2 million in outside professional services costs.
Our gross margin for subscription services increased to 78% for the three months ended July 31, 2023 compared to 77% for the three months ended July 31, 2022, primarily due to increased subscription revenue. We expect our subscription gross margin to remain relatively flat for the remainder of the fiscal year.

Our gross margin for professional services decreased to (31)% for the three months ended July 31, 2023 compared to (27)% for the three months ended July 31, 2022, primarily due to decreased professional services revenue.
Operating Expenses
Research and Development

	Three Months Ended July 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Research and development	$26,256	$26,354	$(98)	—%
Percentage of total revenue	24%	27%
Research and development expense was flat for the three months ended July 31, 2023 compared to the three months ended July 31, 2022, primarily due to a decrease of $1.8 million in outside professional services costs, offset by increases of $0.8 million in employee compensation costs driven by increased headcount, $0.5 million in allocated overhead, and a $0.5 million decrease in capitalization of internal-use software costs compared to prior year. Research and development expense decreased to 24% of total revenue for the three months ended July 31, 2023 from 27% for the three months ended July 31, 2022 primarily due to subscription revenue growth.
Sales and Marketing

	Three Months Ended July 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$42,799	$45,146	$(2,347)	(5)%
Percentage of total revenue	40%	46%
Sales and marketing expense decreased by $2.3 million, or (5)%, for the three months ended July 31, 2023 compared to the three months ended July 31, 2022, primarily due to employee related compensation costs. Sales and marketing expense decreased to 40% of total revenue during the three months ended July 31, 2023 from 46% during the three months ended July 31, 2022, as a result of both subscription revenue growth and decreased employee related compensation costs.

General and Administrative

	Three Months Ended July 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
General and administrative	$19,451	$18,816	$635	3%
Percentage of total revenue	18%	19%
General and administrative expense increased by $0.6 million, or 3%, for the three months ended July 31, 2023 compared to the three months ended July 31, 2022, primarily due to an increase of $1.4 million in employee compensation costs driven by increased stock-based compensation expense, partially offset by a decrease of $1.0 million in charitable donations. General and administrative expense decreased to 18% of total revenue during the three months ended July 31, 2023 from 19% of total revenue during the three months ended July 31, 2022, primarily due to subscription revenue growth.
Other income and expenses

	Three Months Ended July 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Change in fair value of warrant liability	$(4,786)	$4,524	$(9,310)	(206)%
Interest expense	$(4,607)	$(4,419)	$(188)	4%
Interest and other income (expense), net	$5,657	$704	$4,953	704%
During the three months ended July 31, 2023 we recognized a $4.8 million loss on revaluation of the liability-classified Warrants issued in connection with the 2029 Notes, compared to a $4.5 million gain recognized in the three months ended July 31, 2022. The fair value of our warrant liability fluctuates primarily due to changes in the fair market value of our common stock. Interest expense on our debt was relatively consistent compared to last year. Interest and other income (expense), net increased $5.0 million primarily due to increased interest income from higher interest rates on our investments and cash equivalents, and gains resulting from the revaluation of cash, accounts receivable, and accounts payable recorded in a foreign currency.
Income Tax Provision

	Three Months Ended July 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Income tax provision	$587	$529	$58	11%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the three months ended July 31, 2023 and 2022, we recorded a tax provision of $0.6 million and $0.5 million, respectively, on a loss before income taxes of $22.0 million and $29.4 million, respectively. The effective tax rate for the three months ended July 31, 2023 and 2022 was (2.7)% and (1.8)%, respectively. The change in the effective tax rate was due primarily to an increase in foreign tax expense. The effective tax rate differs from the statutory rate primarily as a result of providing no benefit on pretax losses incurred in the United States. For the three months ended July 31, 2023 and 2022, we maintained a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.

Comparison of the Six Months Ended July 31, 2023 and 2022
Revenue

	Six Months Ended July 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscription	$185,184	$162,311	$22,873	14%
Professional services	25,959	29,663	(3,704)	(12)%
Total revenue	$211,143	$191,974	$19,169	10%
Percentage of revenue:
Subscription	88%	85%
Professional services	12	15
Total revenue	100%	100%

Subscription revenue increased by $22.9 million, or 14%, for the six months ended July 31, 2023 compared to the six months ended July 31, 2022. The increase was driven by growth in our customer base, with new customers contributing approximately $6.9 million of the increase in subscription revenue for the six months ended July 31, 2023 compared to the six months ended July 31, 2022, and increased transaction volume and sales of additional products to our existing customers contributing the remainder. We calculate subscription revenue from new customers on a year-to-date basis by adding the revenue recognized from new customers acquired in the 12 months prior to each discrete quarter within the year-to-date period.

Professional services revenue decreased by $3.7 million, or (12)%, for the six months ended July 31, 2023 compared to the six months ended July 31, 2022, largely driven by our continuing strategy to shift more services work to our system integration partners.
On a constant currency basis, subscription revenue was $190.0 million and increased 17%, and total revenue was $216.0 million and increased 13%, for the six months ended July 31, 2023 compared to the six months ended July 31, 2022.
Cost of Revenue and Gross Margin

	Six Months Ended July 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$41,926	$38,297	$3,629	9%
Professional services	33,201	36,587	(3,386)	(9)%
Total cost of revenue	$75,127	$74,884	$243	—%
Gross margin:
Subscription	77%	76%
Professional services	(28)	(23)
Total gross margin	64%	61%
Cost of subscription revenue increased by $3.6 million, or 9%, for the six months ended July 31, 2023 compared to the six months ended July 31, 2022. The increase in cost of subscription revenue was primarily driven by increases of $1.5 million related to amortization of capitalized internal-use software costs and purchased technology, $1.5 million in employee compensation costs, $1.4 million in data center related costs, $0.7 million in allocated overhead, and $0.5 million in third-party software costs, partially offset by a decrease of $2.1 million in outside professional services costs.

Cost of professional services revenue decreased by $3.4 million, or (9)%, for the six months ended July 31, 2023 compared to the six months ended July 31, 2022. The decrease in cost of professional services revenue was primarily driven by decreases of $2.6 million in outside professional services costs and $0.7 million in employee compensation costs.
Our gross margin for subscription services increased to 77% for the six months ended July 31, 2023, compared to 76% for the six months ended July 31, 2022.
Our gross margin for professional services decreased to (28)% for the six months ended July 31, 2023 compared to (23)% for the six months ended July 31, 2022, primarily due to decreased professional services revenue.
Operating Expenses
Research and Development

	Six Months Ended July 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Research and development	$51,924	$49,226	$2,698	5%
Percentage of total revenue	25%	26%
Research and development expense increased by $2.7 million, or 5%, for the six months ended July 31, 2023 compared to the six months ended July 31, 2022. The increase in research and development expense was primarily driven by an increase of $3.5 million in employee compensation costs driven by increased headcount, a $1.0 million decrease in capitalization of internal-use software costs compared to prior year, and increases of $0.7 million in allocated overhead and $0.5 million in travel costs, partially offset by a decrease of $3.0 million in outside professional services costs. Research and development expense decreased to 25% from 26% of total revenue during the six months ended July 31, 2023 compared to six months ended July 31, 2022 primarily due to subscription revenue growth.
Sales and Marketing

	Six Months Ended July 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$84,243	$85,603	$(1,360)	(2)%
Percentage of total revenue	40%	45%
Sales and marketing expense decreased by $1.4 million, or 2%, for the six months ended July 31, 2023 compared to the six months ended July 31, 2022, primarily due to a decrease of $2.1 million in employee compensation costs driven by decreased headcount and stock-based compensation expense, and $1.1 million reduced allocated overhead, partially offset by increases of $1.0 million in event costs and $0.5 million in travel costs. Sales and marketing expense decreased to 40% of total revenue during the six months ended July 31, 2023 from 45% during the six months ended July 31, 2022, due to subscription revenue growth and lower costs.

General and Administrative

	Six Months Ended July 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
General and administrative	$38,267	$36,106	$2,161	6%
Percentage of total revenue	18%	19%
General and administrative expense increased by $2.2 million, or 6%, for the six months ended July 31, 2023 compared to the six months ended July 31, 2022, primarily due to employee compensation costs driven by increased stock-based compensation expense. General and administrative expense decreased to 18% of total revenue during the six months ended July 31, 2023 compared to 19% during the six months ended July 31, 2022, primarily due to subscription revenue growth.
Other income and expenses

	Six Months Ended July 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Change in fair value of warrant liability	$(4,756)	$8,896	$(13,652)	(153)%
Interest expense	$(8,994)	$(6,203)	$(2,791)	45%
Interest and other income (expense), net	$11,367	$(1,089)	$12,456	1144%
During the six months ended July 31, 2023, we recognized a $4.8 million loss on revaluation of the liability-classified Warrants issued in connection with the 2029 Notes, compared to an $8.9 million gain during the six months ended July 31, 2022. The fair value of our warrant liability fluctuates primarily due to changes in the fair market value of our common stock. Interest expense increased $2.8 million due to the issuance of the Initial Notes on March 24, 2022. Interest and other income (expense), net increased $12.5 million primarily due to increased interest income from higher interest rates on our investments and cash equivalents, and gains resulting from the revaluation of cash, accounts receivable, and payables recorded in a foreign currency.
Income Tax Provision

	Six Months Ended July 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Income tax provision	$1,056	$837	$219	26%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the six months ended July 31, 2023 and 2022, we recorded a tax provision of $1.1 million and $0.8 million, respectively, on losses before income taxes of $40.8 million and $52.2 million, respectively. The effective tax rates for the six months ended July 31, 2023 and 2022 were (2.6)% and (1.6)%, respectively. The change was due primarily to an increase in foreign tax expenses. The effective tax rate differs from the statutory rate primarily as a result of no benefit on pretax losses incurred in the United States. For the six months ended July 31, 2023 and 2022, we maintained a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.
Liquidity and Capital Resources
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations.
As of July 31, 2023, we had cash and cash equivalents and short-term investments of $406.2 million that were primarily invested in deposit accounts, money market funds, corporate debt securities, commercial paper, and U.S. government securities. We do not enter into investments for trading or speculative purposes.

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
We believe our existing cash and cash equivalents, marketable securities, and cash flow from operations (in periods in which we generate cash flow from operations) will be sufficient for at least the next 12 months to meet our requirements and plans for cash, including meeting our working capital requirements and capital expenditure requirements, servicing our debt, and paying the settlement of the securities class action litigation matters described in Note 13. Commitments and Contingencies.
In the long term, our ability to support our requirements and plans for cash, including meeting our working capital and capital expenditure requirements, will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support research and development efforts, the repayment of the 2029 Notes, the cost to develop and support our offering, the introduction of new products and services, the continuing adoption of our products by customers, any acquisitions or investments that we make in complementary businesses, products, and technologies, and our ability to obtain equity or debt financing.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended July 31,
	2023	2022
Net cash provided by operating activities	$19,981	$2,182
Net cash provided by (used in) investing activities	95,021	(146,506)
Net cash provided by financing activities	5,727	238,428
Effect of exchange rates on cash and cash equivalents	(687)	(675)
Net increase in cash and cash equivalents	$120,042	$93,429
Operating Activities
Net cash provided by operating activities of $20.0 million for the six months ended July 31, 2023 was comprised primarily of customer collections for our subscription and professional services, cash payments for our personnel, sales and marketing efforts and infrastructure related costs, payments to vendors for products and services related to our ongoing business operations, interest income received on our short-term investments and cash equivalents, and interest paid on the Initial Notes.
Net cash provided by operating activities for the six months ended July 31, 2023 increased $17.8 million compared to the same period last year, primarily due to increased customer collections and the timing of payments.

Investing Activities
Net cash provided by investing activities for the six months ended July 31, 2023 was $95.0 million. We used $3.8 million to purchase property and equipment and to develop internal-use software as we continue to invest in and grow our business; had maturities of $103.4 million of short-term investments, net of purchases; and paid $4.5 million of contingent consideration in connection with the acquisition of Zephr.
Net cash provided by investing activities for the six months ended July 31, 2023 increased $241.5 million compared to the six months ended July 31, 2022, primarily due to $103.4 million net maturities of short-term investments in the six months ended July 31, 2023, compared to $140.4 million net purchases last year. Payments for property and equipment were $2.2 million lower compared to the same period last year, primarily due to decreased capitalization of internal-use software in the six months ended July 31, 2023. The increases to cash provided by investing activities were partially offset by $4.5 million cash paid of contingent consideration in connection with the acquisition of Zephr in the six months ended July 31, 2023.
Financing Activities
Net cash provided by financing activities for the six months ended July 31, 2023 of $5.7 million was due to $4.8 million of proceeds from issuance of common stock under the ESPP, and $1.0 million of proceeds from stock option exercises.
Net cash provided by financing activities for the six months ended July 31, 2023 decreased $232.7 million compared to the six months ended July 31, 2022, primarily due to $233.9 million in proceeds from issuance of the Initial Notes in the six months ended July 31, 2022.
Obligations and Other Commitments
Our material cash requirements from known contractual and other obligations consist of obligations under our operating leases for office space, the 2029 Notes, the settlement of a consolidated class action litigation, and a contractual commitment to one of our vendors for cloud computing services. For more information, please refer to Note 12. Leases, Note 9. Debt and Note 13. Commitments and Contingencies, respectively, of the Notes to Condensed Consolidated Financial Statements. As of July 31, 2023, our contractual obligations totaled $435.7 million with $95.9 million committed within the next twelve months.
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us, or from data breaches or intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. As of July 31, 2023, no demands had been made upon us to provide indemnification under such agreements and there were no claims that we are aware of that could have a material effect on our unaudited condensed consolidated balance sheets, unaudited condensed consolidated statements of comprehensive loss, or unaudited condensed consolidated statements of cash flows.
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
Our significant accounting policies are discussed in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements in our Annual Report on Form 10-K. Any significant changes to these policies during the six months ended July 31, 2023 are described in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements to our unaudited condensed consolidated financial statements provided herein.
Recent Accounting Pronouncements - Not Yet Adopted
As of July 31, 2023, there were no recently issued accounting pronouncements not yet adopted that are expected to have a material impact on our unaudited condensed consolidated financial statements.
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
Foreign Currency Exchange Risk
Our sales contracts are denominated predominantly in U.S. Dollars, Euros, British Pounds (GBP), and Japanese Yen. A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the GBP, Chinese Yuan and Indian Rupee. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our unaudited condensed consolidated statement of comprehensive loss. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our unaudited condensed consolidated financial statements for the six months ended July 31, 2023 and 2022. Given the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Interest Rate Risk
We had cash and cash equivalents and short-term investments of $406.2 million as of July 31, 2023. Our cash and cash equivalents and short-term investments are held for working capital purposes. We do not make investments for trading or speculative purposes. A significant decrease in these market rates may adversely affect our expected operating results. The 2029 Notes have a fixed interest rate and therefore are not impacted by market rates.
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
As of July 31, 2023, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents and short-term investments or interest owed on our outstanding debt. Fluctuations in the value of our cash equivalents and short-term investments caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities prior to maturity. In addition, a hypothetical 10% relative change in interest rates would not have had a material impact on our operating results for the six months ended July 31, 2023.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of July 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.
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
Our ability to achieve significant growth in revenue in the future will depend, in large part, upon our ability to attract new customers. This may be particularly challenging where an organization has already invested substantial personnel and financial resources to integrate billings and other business and financial management tools, including custom-built solutions, into its business, as such an organization may be reluctant or unwilling to invest in new products and services. As a result, selling our solution often requires sophisticated and costly sales efforts that are targeted at senior management. During the six months ended July 31, 2023, sales and marketing expenses represented approximately 40% of our total revenue. If we fail to attract new customers and fail to maintain and expand new customer relationships, our revenue may grow more slowly than we expect and our business may be adversely affected.
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
•general macroeconomic conditions, both in domestic and foreign markets, including the impacts associated with rising interest rates and inflation, slower growth or recession, geopolitical unrest and developments such as the ongoing conflict in Ukraine, bank failures, and debt ceiling negotiations; and
•the price, performance, and availability of competing products and services.
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
In addition, we incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. Dollar and other currencies could result in the dollar equivalent of such expenses being higher. Furthermore, volatile market conditions arising from macroeconomic conditions and geopolitical events, including the ongoing conflict in Ukraine, may result in significant fluctuations in exchange rates, and, in particular, a weakening of foreign currencies relative to the U.S. Dollar may negatively affect our revenue. This could have a negative impact on our operating results. Although we may in the future decide to undertake foreign exchange hedging transactions to cover a portion of our foreign currency exchange exposure, we currently do not hedge our exposure to foreign currency exchange risks.
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
We have incurred net losses in each fiscal year since inception, including net losses of $198.0 million, $99.4 million, and $73.2 million in fiscal 2023, 2022, and 2021, respectively. We expect to incur net losses for the foreseeable future. As of July 31, 2023, we had an accumulated deficit of $803.3 million. We expect to make significant future expenditures related to the development and expansion of our business, including increasing our overall customer base, expanding relationships with existing customers, entering new vertical markets, expanding our global footprint, expanding and leveraging our relationships with strategic partners including system integrators to accelerate our growth, optimizing pricing and packaging, and expanding our operations and infrastructure, both domestically and internationally, and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these increased expenses. In addition, we may delay or reevaluate some or all of the foregoing initiatives in the event that macroeconomic conditions or other factors beyond our control adversely impact our business or operating results. Any delays or reductions in spending in our business development or expansion efforts may negatively affect our ability to expand our operations and maintain or increase our sales. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.

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
We derive substantially all of our revenue and cash flows from sales of subscriptions and associated deployment of our Zuora Platform, Zuora Billing, Zuora Revenue, and Zuora Payments products, and with the acquisition of Zephr, a digital subscriber experience platform, in fiscal 2023, we added the Zephr subscription experience product to our portfolio. As such, the continued growth in market demand for these products is critical to our success. Demand for our solution is affected by a number of factors, many of which are beyond our control, including macroeconomic factors, such as the impacts of inflation and rising interest rates on our customers and prospects, the growth or contraction of the Subscription Economy, continued market acceptance of our solution by customers for existing and new use cases, the timing of development and release of new products and services, features, and functionality introduced by our competitors, changes in accounting standards, laws or regulations, policies, guidelines, interpretations, or principles that would impact the functionality and use of our solution, and technological change. We expect that an increasing transition to disaggregated solutions that focus on addressing specific customer use cases would continue to disrupt the enterprise software space, enabling new competitors to emerge. We cannot assure you that our solutions and future enhancements to our solution will be able to address future advances in technology or the requirements of enterprise customers. If we are unable to meet customer demands in creating a flexible solution designed to address all these needs or otherwise achieve more widespread market acceptance of our solution, our business, operating results, financial condition, and growth prospects would be adversely affected.

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
Our industry and the market for our solutions is characterized by rapid technological change and innovations (such as the use of artificial intelligence and machine learning technologies), frequent new product and service introductions and enhancements, changing customer demands, and evolving industry standards. If we are unable to develop new products that achieve market acceptance, provide enhancements and new features, or innovate quickly enough to keep pace with these rapid technological developments, our business could be harmed.Additionally, because we provide billing and finance solutions to help our customers with compliance and financial reporting, changes in law, regulations, and accounting standards could impact the usefulness of our products and services and could necessitate changes or modifications to our products and services to accommodate such changes. Subscription management products and services, including our billing, collections and revenue recognition offerings, are inherently complex, and our ability to implement our multi-product strategy, including developing, releasing, marketing and selling new products and services or enhancements, new features and modifications to our existing products and services depends on several factors, including timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies and our solution, and overall market acceptance. We cannot be sure that we will succeed in developing, marketing, and delivering on a timely and cost-effective basis enhancements or improvements to our platform or any new products and services that respond to continued changes in subscription management practices or new customer requirements, nor can we be sure that any enhancements or improvements to our platform or any new products and services will achieve market acceptance. Since developing our solution is complex, the timetable for the release of new products and enhancements to existing products is difficult to predict, and we may not offer new products and updates as rapidly as our customers require or expect. Any new products or services that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate sufficient revenue. The introduction of new products and enhancements could also increase costs associated with customer support and customer success as demand for these services increase. This increase in cost could negatively impact profit margins, including our gross margin. Moreover, even if we introduce new products and services, we may experience a decline in revenue of our existing products and services that is not offset by revenue from the new products or services. For example, customers may delay making purchases of new products and services to permit them to make a more thorough evaluation of these products and services or until industry and marketplace reviews become widely available. Some customers may hesitate to migrate to a new product or service due to concerns regarding the complexity of migration or performance of the new product or service. In addition, we may lose existing customers who choose a competitor’s products and services or choose to utilize internally developed applications instead of our products and services. This could result in a temporary or permanent revenue shortfall and adversely affect our business.
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
We conduct our business activities in various foreign countries and have operations in North America, Europe, Asia, and Australia. During the six months ended July 31, 2023, we derived approximately 36% of our total revenue from customers located outside the United States. Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple cultures, customs, legal systems, regulatory systems, and commercial infrastructures. International expansion requires us to invest significant funds and other resources. Our operations in international markets may not develop at a rate that supports our level of investment. Expanding internationally may subject us to new risks that we have not faced before or increase risks that we currently face, including risks associated with:
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
Additionally, laws and regulations relating to the processing of information can vary significantly based on the jurisdiction. Some regions and countries have or are enacting strict laws and regulations, including the European Union (EU), China (PIPL), Australia, and India, as well as states within the United States, such as California, that may create conflicts, obligations or inconsistent compliance requirements. Despite our efforts to comply with these varying requirements, a regulator or supervisory authority may determine that we have not done so and subject us to fines, potentially costly remediation requirements, and public censure, which could harm our business. For example, the European Union’s General Data Protection Regulation (GDPR) mandates requirements for processing personal data and imposes penalties of up to the greater of €20 million or 4% of worldwide revenue for non-compliance. In June 2021, the European Commission issued replacement standard contractual clauses (2021 SCCs) to govern the transfer of personal data to a country that has not been deemed adequate, such as the United States, that created additional requirements that potentially increase liability for data processors such as us. In addition, in the United States, we may be subject to both federal and state laws. Certain U.S. state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to the protection of personal information than federal, international, or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, California continues to be a critical state with respect to evolving consumer privacy laws after enacting the California Consumer Privacy Act (CCPA), later amended by the California Privacy Rights Act (the CPRA), which took effect in January 2023. Failure to comply with the CCPA and the CPRA may result in significant civil penalties, injunctive relief, or statutory or actual damages as determined by the CPPA and California Attorney General through its investigative authority.
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
From time to time, we face litigation or claims arising in or outside the ordinary course of business, which may include class actions, derivative actions, private actions, collective actions, investigations, and various other legal proceedings by stockholders, customers, employees, suppliers, competitors, government agencies, or others. The results of any such litigation, investigations, and other legal proceedings are inherently unpredictable and expensive. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, damage our reputation, require significant amounts of management time, and divert significant resources. If legal proceedings were to be determined adversely to us, or we were to enter into a settlement arrangement, we could be exposed to significant monetary damages or limits on our ability to operate our business, which could have a material adverse effect on our business, financial condition, and operating results. For example, Zuora has entered into an agreement to settle the federal and state securities class action litigation matters pending in the U.S. District Court for the Northern District of California and in the Superior Court of the State of California, County of San Mateo, respectively. The combined settlement, which is subject to final court approval, provides for a payment of $75.5 million by Zuora, is recorded as an accrual and included in our unaudited condensed consolidated balance sheets as of July 31, 2023. For more information, see Note 13. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.
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
•issuance of shares of our common stock, including shares issued by us in an acquisition or upon conversion or exercise of some or all of our outstanding 2029 Notes and Warrants;
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
•other events or factors, including those resulting from geopolitical developments such as war, incidents of terrorism, or responses to these events, including the ongoing conflict in Ukraine;
•the impact of catastrophic events such as natural disasters or pandemics on the global macroeconomy, our operating results and enterprise technology spending;
•sales of shares of our Class A common stock by us or our stockholders;
•inflation;
•fluctuations in interest rates; and
•instability of the U.S. or international banking system.
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, particularly during the current period of macroeconomic uncertainty, including rising inflation, increasing interest rates and fluctuations in international currency rates, bank failures, debt ceiling negotiations, as well as the impacts of geopolitical developments. Stock prices of many companies, and technology companies in particular, have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. These economic, political, regulatory and market conditions have and may continue to negatively impact the market price of our common stock. Volatility in our stock price also affects the value of our equity compensation, which affects our ability to recruit and retain employees. If we fail to meet expectations related to future growth, profitability, or other market expectations, our stock price may decline further, which could have a material adverse effect on investor confidence and employee retention. In addition, some companies that have experienced volatility in the market price of their securities have been subject to shareholder litigation. We have been and are currently subject to shareholder litigation, which is described in Note 13. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements. This or any future shareholder litigation could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.
The market price of our Class A common stock could decline as a result of a substantial number of shares of our Class A common stock being issued or sold, which may make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.
As of July 31, 2023, a total of 132.4 million shares of Class A common stock and 8.1 million shares of Class B common stock were outstanding. Issuances of a substantial number of shares of our Class A common stock, including as a result of the exercise or conversion into Class A common stock of outstanding convertible notes, warrants, equity awards, shares of Class B common stock or other securities, could result in significant dilution to our existing stockholders and cause the market price of our Class A common stock to decline. From time to time, we may issue shares of common stock or securities convertible into shares of common stock in connection with a financing, an acquisition, investments, or otherwise. For example, as described in Note 9. Debt of the Notes to Consolidated Financial Statements, on March 24, 2022 (Initial Closing Date), we issued to Silver Lake convertible notes in the aggregate principal amount of $250.0 million as well as warrants to purchase up to 7.5 million shares of Class A common stock, and we have agreed to issue additional convertible notes in the aggregate principal amount of $150.0 million to Silver Lake 18 months after the Initial Closing Date (or sooner under certain conditions). In addition, under certain circumstances, the number of shares issuable upon conversion of the convertible notes or exercise of the Warrants may be subject to increase, as described in Note 9. Debt and Note 17. Warrants to Purchase Shares of Common Stock of the Notes to Condensed Consolidated Financial Statements. The conversion of these convertible notes or exercise of these Warrants could result in a substantial number of shares of our Class A common stock being issued. Silver Lake is generally restricted from converting the convertible notes or exercising the Warrants, or transferring them, during the 18-month period following the Initial Closing Date (which 18-month period expires in September 2023), except in certain circumstances.
In addition, we grant equity awards to employees, directors, and consultants under our 2018 Equity Incentive Plan on an ongoing basis and our employees have the right to purchase shares of our Class A common stock semi-annually under our 2018 Employee Stock Purchase Plan. As of July 31, 2023, there were a total of 24.4 million shares of Class A common stock subject to outstanding options and restricted stock units (RSUs), including performance stock units (PSUs). Subject to vesting and other applicable requirements, the shares issued upon the exercise of such options or settlement of such RSUs will be available for resale in the open market. Moreover, the market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market over a short period of time, such as sales by our directors, executive officers, or significant stockholders, sales by Zuora for employee tax withholding purposes upon vesting of RSUs or PSUs, and sales by employees during limited open trading windows.
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
Our common stock consists of two classes, including our Class B common stock, which has ten votes per share, and our Class A common stock, which has one vote per share. As of July 31, 2023, our Class B common stock holds approximately 38% of the total voting power of our common stock, with our CEO and his affiliates holding substantially all of our Class B common stock. As a result, the holders of our Class B common stock, including our CEO, could substantially influence all matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the outstanding shares of Class B common stock, (ii) April 16, 2028, and (iii) the date the shares of Class B common stock cease to represent at least 5% of all outstanding shares of our common stock (such date referred to as the "Class B expiration"). Until the Class B expiration, the concentrated influence held by our Class B common stock limits or precludes your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements

Our directors and officers are generally only able to trade in Zuora stock under a “10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K that is intended to satisfy the affirmative defense of Rule 10b51-(c) under the Exchange Act, subject to compliance with applicable regulations as well as Zuora's trading policies and share ownership requirements. During the three months ended July 31, 2023, the following directors and executive officers adopted a Rule 10b5-1 trading arrangement. Each 10b5-1 trading arrangement was entered into in writing during an open trading window, has a term of at least one year, and is subject to a mandatory cooling off period requirement (i.e., commencement of trading under the arrangement must begin the later of 90 days following adoption of the arrangement or two days following our periodic report on Form 10-Q or Form 10-K for the fiscal quarter in which the trading arrangement was adopted). Shares in each 10b5-1 trading arrangement that are subject to RSUs and PSUs may only be traded following satisfaction of applicable vesting requirements and, for PSUs, the achievement of pre-established performance goals. In addition, because of pricing (such as future share price targets) and timing conditions in each 10b5-1 trading arrangement, it is not yet determinable how many shares actually will be sold under each plan prior to its expiration date.
On May 31, 2023, Robert J.E. Traube, our President and Chief Revenue Officer, adopted a Rule 10b5-1 trading arrangement for the sale of up to (i) 31,024 shares of Class A common stock and (ii) the net shares (not yet determinable) after shares are withheld to satisfy tax obligations upon the vesting of 453,444 RSUs and 150,000 PSUs. This 10b5-1 trading arrangement is scheduled to expire on August 30, 2024. As of July 31, 2023, Mr. Traube held the following Zuora equity not subject to trading under his Rule 10b5-1 trading arrangement: 29,485 shares of Class A common stock, 335,135 unvested RSUs and 200,000 unvested PSUs.
On June 21, 2023, Andrew Cohen, our Chief Legal Officer and Corporate Secretary, adopted a Rule 10b5-1 trading arrangement for the sale of up to (i) 53,893 shares of Class A common stock and (ii) the net shares (not yet determinable) after shares are withheld to satisfy tax obligations upon the vesting of 154,167 RSUs and 75,000 PSUs. This trading arrangement, which is his first trading plan with Zuora, is scheduled to expire on August 30, 2024. As of July 31, 2023, Mr. Cohen held the following Zuora equity not subject to trading under his Rule 10b5-1 trading arrangement: 26,090 shares of Class A common stock, 101,666 unvested RSUs and 100,000 unvested PSUs.
On June 21, 2023, Todd McElhatton, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement for the sale of up to (i) 80,000 shares of Class A common stock, (ii) 50,000 shares of Class A stock upon the vesting of RSUs, and (iii) the net shares (not yet determinable) after shares are withheld to satisfy tax obligations upon the vesting of 350,000 PSUs. This trading arrangement is scheduled to expire on September 20, 2024. As of July 31, 2023, Mr. McElhatton held the following Zuora equity not subject to trading under his Rule 10b5-1 trading arrangement: 97,875 shares of Class A common stock, 584,843 unvested RSUs and 200,000 unvested PSUs.

On June 22, 2023, Tien Tzuo, our Chief Executive Officer and Chairman of the Board of Directors, adopted a Rule 10b5-1 trading arrangement primarily to exercise up to 250,000 shares quarterly under his Class B stock option that expires in November 2024 in order to minimize trading impacts from exercising the entire option at one time and to avoid triggering Hart-Scott-Rodino filing obligations that may arise if he were to acquire additional shares of Zuora as his RSU and PSU awards vest. Mr. Tzuo’s trading arrangement provides for the sale of up to (i) 250,000 shares subject to his Class B stock option quarterly over the one year duration of the plan, which includes shares sold to pay the exercise price and tax withholding obligations, and (ii) net shares (not yet determinable) after shares are withheld to satisfy tax obligations upon the vesting of 341,665 RSUs and 350,000 PSUs. This trading arrangement is scheduled to expire on September 6, 2024. As of July 31, 2023, Mr. Tzuo, through trusts of which he is a trustee, held the following aggregate Zuora equity not subject to trading under his Rule 10b5-1 trading arrangement: 7,759,945 shares of Class B common stock, 6,352 shares of Class A common stock, 1,083,691 options for Class B common stock, which are fully vested, 1.2 million options for Class A common stock, of which 915,625 shares were vested, 445,835 unvested RSUs and 350,000 unvested PSUs.

Item 6. Exhibits.

Exhibit Number		Incorporated By Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1*	Offer Letter, dated May 18, 2023, between Peter Hirsch and the Registrant					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act					X
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).					X
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

ZUORA, INC.

Date: September 6, 2023	By:	/s/ Todd McElhatton
Todd McElhatton
Chief Financial Officer (Principal Accounting and Financial Officer)