Form 10-Q
period 2023-10-31
ZUORA INC
filed 2023-12-07
CIK 1423774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2023
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

As of November 30, 2023, the number of shares of the Registrant’s Class A common stock outstanding was 135.0 million and the number of shares of the Registrant’s Class B common stock outstanding was 8.1 million.

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
•economic uncertainty and associated trends in macroeconomic conditions, as well as geopolitical conditions, including the effects of recession, inflation, rising interest rates, bank failures, debt ceiling negotiations, potential government shutdowns, and wars;
•currency exchange rate fluctuations;
•trends and expectations in our operating and financial metrics, including customers with annual contract value equal to or greater than $250,000, dollar-based retention rate, annual recurring revenue, and growth of and within our customer base;
•future acquisitions, the anticipated benefits of such acquisitions and our ability to integrate the operations and technology of any acquired company;
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
•legal proceedings, including expectations regarding final court approval of the settlement of our shareholder litigation;
•disruptions to the U.S. and international banking systems; and
•other statements regarding our future operations, financial condition, prospects and business strategies, including our ability to sublease office space at our corporate headquarters in California.
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

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements
ZUORA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	October 31, 2023	January 31, 2023
Assets
Current assets:
Cash and cash equivalents	$414,832	$203,239
Short-term investments	78,905	183,006
Accounts receivable, net of allowance for credit losses of $2,071 and $4,001 as of October 31, 2023 and January 31, 2023, respectively	78,297	91,740
Deferred commissions, current portion	15,298	16,282
Prepaid expenses and other current assets	23,554	24,285
Total current assets	610,886	518,552
Property and equipment, net	25,570	27,159
Operating lease right-of-use assets	25,296	22,768
Purchased intangibles, net	10,689	13,201
Deferred commissions, net of current portion	26,658	28,250
Goodwill	55,000	53,991
Other assets	4,035	4,677
Total assets	$758,134	$668,598
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$465	$1,073
Accrued expenses and other current liabilities	27,810	103,678
Accrued employee liabilities	30,992	30,483
Deferred revenue, current portion	158,407	167,145
Operating lease liabilities, current portion	7,396	9,240
Total current liabilities	225,070	311,619
Long-term debt	356,645	210,403
Deferred revenue, net of current portion	1,719	442
Operating lease liabilities, net of current portion	38,060	37,924
Deferred tax liabilities	3,723	3,717
Other long-term liabilities	7,340	7,333
Total liabilities	632,557	571,438
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A common stock	13	13
Class B common stock	1	1
Additional paid-in capital	936,147	859,482
Accumulated other comprehensive loss	(1,808)	(919)
Accumulated deficit	(808,776)	(761,417)
Total stockholders’ equity	125,577	97,160
Total liabilities and stockholders’ equity	$758,134	$668,598
See notes to unaudited condensed consolidated financial statements.

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Revenue:
Subscription	$98,048	$86,567	$283,232	$248,878
Professional services	11,801	14,505	37,760	44,168
Total revenue	109,849	101,072	320,992	293,046
Cost of revenue:
Subscription	20,378	21,727	62,304	60,024
Professional services	14,650	18,553	47,851	55,140
Total cost of revenue	35,028	40,280	110,155	115,164
Gross profit	74,821	60,792	210,837	177,882
Operating expenses:
Research and development	27,504	28,413	79,428	77,639
Sales and marketing	40,245	46,973	124,488	132,576
General and administrative	15,893	19,327	54,160	55,433
Total operating expenses	83,642	94,713	258,076	265,648
Loss from operations	(8,821)	(33,921)	(47,239)	(87,766)
Change in fair value of debt conversion and warrant liabilities	6,997	452	2,241	9,348
Interest expense	(5,610)	(4,444)	(14,604)	(10,647)
Interest and other income (expense), net	2,272	1,187	13,639	98
Loss before income taxes	(5,162)	(36,726)	(45,963)	(88,967)
Income tax provision	340	308	1,396	1,145
Net loss	(5,502)	(37,034)	(47,359)	(90,112)
Comprehensive loss:
Foreign currency translation adjustment	(696)	(973)	(1,383)	(1,648)
Unrealized (loss) gain on available-for-sale securities	(18)	(337)	494	(1,013)
Comprehensive loss	$(6,216)	$(38,344)	$(48,248)	$(92,773)
Net loss per share, basic and diluted	$(0.04)	$(0.28)	$(0.34)	$(0.69)
Weighted-average shares outstanding used in calculating net loss per share, basic and diluted	141,488	132,579	138,789	130,461
See notes to unaudited condensed consolidated financial statements.

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Nine Months Ended October 31, 2023
						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, January 31, 2023	127,384	$13	8,121	$1	$859,482	$(919)	$(761,417)	$97,160
Conversion of Class B common stock to Class A common stock	220	—	(220)	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	214	—	1,000	—	—	1,000
RSU and PSU releases	6,464	—	—	—	—	—	—	—
Issuance of common stock under the ESPP	911	—	—	—	4,765	—	—	4,765
Stock-based compensation	—	—	—	—	77,973	—	—	77,973
Reclassification of warrants, net of allocated debt issuance costs, to Accrued expenses and other current liabilities	—	—	—	—	(7,073)	—	—	(7,073)
Other comprehensive loss	—	—	—	—	—	(889)	—	(889)
Net loss	—	—	—	—	—	—	(47,359)	(47,359)
Balance, October 31, 2023	134,979	$13	8,115	$1	$936,147	$(1,808)	$(808,776)	$125,577

	Three Months Ended October 31, 2023
						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, July 31, 2023	132,448	$13	8,119	$1	$917,081	$(1,094)	$(803,274)	$112,727
Conversion of Class B common stock to Class A common stock	17	—	(17)	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	13	—	38	—	—	38
RSU and PSU releases	2,514	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	26,101	—	—	26,101
Reclassification of warrants, net of allocated debt issuance costs, to Accrued expenses and other current liabilities	—	—	—	—	(7,073)	—	—	(7,073)
Other comprehensive loss	—	—	—	—	—	(714)	—	(714)
Net loss	—	—	—	—	—	—	(5,502)	(5,502)
Balance, October 31, 2023	134,979	$13	8,115	$1	$936,147	$(1,808)	$(808,776)	$125,577

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

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(47,359)	$(90,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	13,684	13,725
Stock-based compensation	77,973	80,045
Provision for credit losses	457	1,403
Donation of common stock to charitable foundation	—	1,000
Amortization of deferred commissions	14,415	14,250
Reduction in carrying amount of right-of-use assets	4,876	5,859
Change in fair value of debt conversion and warrant liabilities	(2,241)	(9,348)
Change in fair value of contingent consideration	—	(1,800)
Other	2,630	575
Changes in operating assets and liabilities:
Accounts receivable	12,476	5,666
Prepaid expenses and other assets	878	(2,454)
Deferred commissions	(12,013)	(15,418)
Accounts payable	(634)	3,415
Accrued expenses and other liabilities	(82,904)	2,819
Accrued employee liabilities	509	282
Deferred revenue	(7,461)	(2,607)
Operating lease liabilities	(10,962)	(9,979)
Net cash used in operating activities	(35,676)	(2,679)
Cash flows from investing activities:
Purchases of property and equipment	(6,913)	(8,471)
Purchases of short-term investments	(66,665)	(205,464)
Maturities of short-term investments	175,128	89,013
Cash paid for acquisition	(4,524)	(41,000)
Net cash provided by (used in) investing activities	97,026	(165,922)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	145,861	233,901
Proceeds from issuance of common stock upon exercise of stock options	1,000	2,097
Proceeds from issuance of common stock under employee stock purchase plan	4,765	4,485
Principal payments on debt	—	(1,480)
Net cash provided by financing activities	151,626	239,003
Effect of exchange rates on cash and cash equivalents	(1,383)	(1,648)
Net increase in cash and cash equivalents	211,593	68,754
Cash and cash equivalents, beginning of period	203,239	113,507
Cash and cash equivalents, end of period	$414,832	$182,261
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases accrued or in accounts payable	$68	$64
See notes to unaudited condensed consolidated financial statements.

ZUORA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Overview and Basis of Presentation
Description of Business
Zuora, Inc. was incorporated in the state of Delaware in 2006 and began operations in 2007. Zuora’s fiscal year ends on January 31. Zuora is headquartered in Redwood City, California.
Zuora provides a cloud-based subscription management platform, built to help companies monetize new services and operate dynamic, recurring revenue business models. Our solutions enable companies across multiple industries and geographies to launch, manage and scale a subscription business, automating the quote-to-cash and revenue recognition process, including quoting, billing, collections and revenue recognition, and improving the subscriber experience. With Zuora’s solutions, businesses can change pricing and packaging for products and services to grow and scale, efficiently comply with revenue recognition standards, analyze customer data to optimize their subscription offerings, and build meaningful relationships with their subscribers.
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
Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Our significant accounting policies are discussed in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements in our Annual Report on Form 10-K. There have been no significant changes to these policies during the nine months ended October 31, 2023.
Note 3. Investments
The amortized costs, unrealized gains and losses and estimated fair values of our short-term investments were as follows (in thousands):

	October 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$18,841	$—	$(23)	$18,818
Corporate bonds	8,095	—	(11)	8,084
Commercial paper	52,051	—	(48)	52,003
Total short-term investments	$78,987	$—	$(82)	$78,905

	January 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$34,865	$—	$(377)	$34,488
Corporate bonds	41,974	—	(189)	41,785
Commercial paper	102,720	—	—	102,720
Foreign government securities	4,023	—	(10)	4,013
Total short-term investments	$183,582	$—	$(576)	$183,006
There were no material realized gains or losses from sales of marketable securities that were reclassified out of accumulated other comprehensive loss into investment income during the three and nine months ended October 31, 2023 and 2022. We had no significant unrealized losses on our available-for-sale securities as of October 31, 2023 and January 31, 2023, and we do not expect material credit losses on our current investments in future periods. All securities had stated effective maturities of less than one year as of October 31, 2023.

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
The following tables summarize our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	October 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$355,951	$—	$—	$355,951
Treasury bills	4,959	—	—	4,959
Total cash equivalents	$360,910	$—	$—	$360,910
Short-term investments:
U.S. government securities	$—	$18,818	$—	$18,818
Corporate bonds	—	8,084	—	8,084
Commercial paper	—	52,003	—	52,003
Total short-term investments	$—	$78,905	$—	$78,905
Liabilities:
Warrant liability	$—	$—	$8,592	$8,592
Debt conversion liability	—	—	5,773	5,773
Total liabilities	$—	$—	$14,365	$14,365

	January 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$184,580	$—	$—	$184,580
Short-term investments:
U.S. government securities	$—	$34,488	$—	$34,488
Corporate bonds	—	41,785	—	41,785
Commercial paper	—	102,720	—	102,720
Foreign government securities	—	4,013	—	4,013
Total short-term investments	$—	$183,006	$—	$183,006
Liabilities:
Warrant liability	$—	$—	$2,829	$2,829

Changes in our Level 3 fair value measurements were as follows (in thousands):

Warrant Liability
Balance, January 31, 2023	$2,829
Reclassification of warrants to Accrued expenses and other current liabilities	7,717
Change in fair value	(1,954)
Balance, October 31, 2023	$8,592
Additional information about the Warrant liability, including the fair value inputs, is included in Note 17. Warrants to Purchase Shares of Common Stock.

Debt Conversion Liability
Balance, January 31, 2023	$—
Initial measurement	6,060
Change in fair value	(287)
Balance, October 31, 2023	$5,773
Additional information about the debt conversion liability, including the fair value inputs, is included in Note 9. Debt.
As of October 31, 2023, the net carrying amount of the 2029 Notes, defined in Note 9. Debt, was $356.6 million and the estimated fair value was $260.8 million. The fair value of the 2029 Notes is classified as a Level 3 measurement.
The carrying amounts of certain financial instruments, including cash held in bank accounts, accounts receivable, accounts payable, and accrued expenses, approximate fair value due to their relatively short maturities.
Note 5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	October 31, 2023	January 31, 2023
Prepaid software subscriptions	$7,718	$7,533
Taxes	4,196	3,860
Contract assets	2,995	1,325
Prepaid insurance	2,165	3,225
Prepaid hosting costs	1,257	871
Deposits	846	1,168
Insurance payments receivable	—	2,000
Other	4,377	4,303
Total	$23,554	$24,285

Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	October 31, 2023	January 31, 2023
Software	$34,639	$32,778
Leasehold improvements	14,529	15,254
Computer equipment	11,093	11,780
Furniture and fixtures	4,243	3,793
	64,504	63,605
Less: accumulated depreciation and amortization	(38,934)	(36,446)
Total	$25,570	$27,159
The following table summarizes the capitalized internal-use software costs included within the Software line item in the table above (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Internal-use software costs capitalized during the period	$2,345	$1,621	$5,043	$5,770

			October 31, 2023	January 31, 2023
Total capitalized internal-use software, net of accumulated amortization			$13,921	$14,138
During the three and nine months ended October 31, 2023, we recorded an impairment charge of $1.2 million related to certain capitalized software which is included in Research and development in the accompanying unaudited condensed consolidated statements of comprehensive loss. No similar impairment charges were recorded in the three and nine months ended October 31, 2022.
The following table summarizes total depreciation and amortization expense related to property and equipment, including amortization of internal-use software, included primarily in General and administrative and Cost of subscription revenue in the accompanying unaudited condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Total depreciation and amortization expense	$2,192	$2,646	$7,174	$7,013

Note 7. Purchased Intangible Assets and Goodwill
The following tables summarize the purchased intangible asset balances (in thousands):

	October 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$17,997	$(9,414)	$8,583
Customer relationships	5,187	(3,646)	1,541
Trade name	1,709	(1,144)	565
Total	$24,893	$(14,204)	$10,689

	January 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$19,571	$(9,194)	$10,377
Customer relationships	5,187	(3,225)	1,962
Trade name	1,709	(847)	862
Total	$26,467	$(13,266)	$13,201
During the three and nine months ended October 31, 2023, we recorded an impairment charge of $0.4 million related to intellectual property assets acquired in 2021 which is included in Cost of subscription revenue in the accompanying unaudited condensed consolidated statements of comprehensive loss. No similar impairment charges were recorded in the three and nine months ended October 31, 2022.
Purchased intangible assets are being amortized to Cost of subscription revenue in the accompanying unaudited condensed consolidated statements of comprehensive loss on a straight-line basis over their estimated useful lives ranging from three to ten years. The following table summarizes amortization expense recognized on purchased intangible assets during the periods indicated (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Purchased intangible assets amortization expense	$607	$586	$2,083	$1,512
Estimated future amortization expense for purchased intangible assets as of October 31, 2023 was as follows (in thousands):

Fiscal year ending:
2024 (remainder of the year)	$607
2025	2,343
2026	1,874
2027	1,561
2028	1,561
Thereafter	2,743
Total estimated amortization expense	$10,689

The following table represents the changes to goodwill (in thousands):

Goodwill
Balance, January 31, 2023	$53,991
Effects of foreign currency translation	499
Other	510
Balance, October 31, 2023	$55,000
Note 8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	October 31, 2023	January 31, 2023
Warrant liability	$8,592	$2,829
Debt conversion liability	5,773	—
Accrued taxes	4,305	4,088
Accrued hosting and third-party licenses	2,800	4,374
Accrued outside services and consulting	2,138	3,507
Accrued interest	1,492	850
Litigation settlement	—	75,000
Accrued contingent consideration	—	4,420
Other accrued expenses	2,710	8,610
Total	$27,810	$103,678
Note 9. Debt
2029 Notes
On March 24, 2022 (Initial Closing Date), we issued convertible senior notes (Initial Notes) in the aggregate principal amount of $250.0 million pursuant to an agreement with certain entities affiliated with Silver Lake Alpine II, L.P. (Silver Lake). On September 22, 2023 (Subsequent Closing Date), we issued additional convertible senior notes in the aggregate principal amount of $150.0 million (Additional Notes and together with the Initial Notes, the “2029 Notes”) under the agreement with Silver Lake. The 2029 Notes represent senior unsecured obligations of Zuora.
As a condition of the agreement with Silver Lake, we also issued warrants to Silver Lake to acquire up to 7.5 million shares of Class A common stock (Warrants). Refer to Note 17. Warrants to Purchase Shares of Common Stock for more information.
The purchase price of the 2029 Notes is 98% of the par value. The 2029 Notes bear interest at a rate of 3.95% per annum, payable quarterly in cash, provided that we have the option to pay interest in kind at 5.50% per annum. The 2029 Notes will mature on March 31, 2029, subject to earlier conversion or repurchase. The 2029 Notes are convertible at Silver Lake’s option into shares of our Class A common stock at an initial conversion rate of 50.0 shares per $1,000 principal amount ($20.00 per share, representing 20.0 million shares of Class A common stock), subject to customary anti-dilution adjustments. Any 2029 Notes that are converted in connection with a "make-whole fundamental change" are subject to an increase in the conversion rate under certain circumstances. The term "make-whole fundamental change" is defined in the indenture for the 2029 Notes, and generally refers to a "fundamental change" including a change in control of Zuora that meets certain specifications or the termination of trading of Zuora's stock on the New York Stock Exchange (or the NASDAQ Global Select Market or the NASDAQ Global Market, or any of their respective successors), in each case subject to certain exceptions and exclusions described in the indenture.
On the Initial Closing Date, we concluded that the conversion option contained in the 2029 Notes qualified for a scope exception from derivative accounting and therefore was not bifurcated and accounted for separately from the Initial Notes. On the Subsequent Closing Date, we reassessed the classification of the conversion option and concluded that a portion of the conversion option no longer qualified for equity classification under ASC 815-40 as a result of the issuance of the Additional Notes. Under certain make-whole fundamental change scenarios, we would be required to, at our option, either (i) seek and obtain stockholder approval prior to issuing 20% or more of our outstanding common stock or voting power or (ii) pay cash in lieu of delivering any shares at or above such 20% threshold. As a result of our sequencing policy described in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements in our Annual Report on Form 10-K, we separated a portion of the conversion option representing approximately 1.4 million shares of Class A common stock issuable upon conversion of the 2029 Notes valued at $6.1 million as of the Subsequent Closing Date from the 2029 Notes and recorded a debt conversion liability at fair value on bifurcation, with an offset to the carrying amount of the 2029 Notes. For further information on our derivative financial instruments policy, refer to Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements in our Annual Report on Form 10-K. We will reassess the classification of the debt conversion liability in future reporting periods to determine if any further change is required.
With certain exceptions, upon a "fundamental change" of Zuora, the holders of the 2029 Notes may require that we repurchase all or part of the principal amount of the 2029 Notes at a purchase price equal to the principal amount and accrued but unpaid interest outstanding, plus the total sum of all remaining scheduled interest payments through the remainder of the term of the 2029 Notes, at the 5.50% paid in kind interest rate. At any time on or after the fifth anniversary of the Initial Closing Date, the holders of the 2029 Notes may require that we repurchase all or part of the principal amount of the Notes at a purchase price equal to the principal amount plus accrued interest through the date of repurchase. Upon certain events of default, the 2029 Notes may be declared due and payable (or will automatically become so under certain events of default), at a purchase price equal to the principal amount plus accrued interest through the date of repurchase. We have no right to redeem the 2029 Notes prior to maturity.
We incurred an additional $4.1 million of debt issuance costs associated with the issuance of the Additional Notes. The 2029 Notes' debt issuance costs, debt discount, and associated derivatives are being amortized to interest expense using the effective interest rate method over the five year expected life of the 2029 Notes (representing the period from the contract date to the earliest noncontingent put date of May 24, 2027) and reflects an effective interest rate of 7.6%.
The carrying value of the 2029 Notes was classified as long-term and consisted of the following (in thousands):

	October 31, 2023	January 31, 2023
2029 Notes principal	$400,000	$250,000
Unamortized debt issuance costs, debt discount, and associated derivatives	(43,355)	(39,597)
Carrying value	$356,645	$210,403
Interest expense related to the 2029 Notes, included in Interest expense in the accompanying unaudited condensed consolidated statements of comprehensive loss, was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Contractual interest expense	$3,111	$2,469	$8,049	$5,953
Amortization of debt discount	2,443	1,967	6,441	4,634
Total interest expense	$5,554	$4,436	$14,490	$10,587

We used a binomial lattice model to value the bifurcated derivatives contained in the 2029 Notes. ASC 815 does not permit an issuer to account separately for individual derivative terms and features embedded in hybrid financial instruments that require bifurcation and liability classification as derivative financial instruments. Rather, such terms and features must be combined together, and fair-valued as a single, compound embedded derivative. We selected a binomial lattice model to value the compound embedded derivative because we believe this technique is reflective of all significant assumptions that market participants would likely consider in negotiating the transfer of the 2029 Notes. Such assumptions include, among other inputs, stock price volatility, risk-free rates, credit risk assumptions, early redemption and conversion assumptions, and the potential for future adjustment of the conversion rate due to triggering events. Additionally, there are other embedded features contained in the 2029 Notes requiring bifurcation, other than the conversion option, which had no value as of October 31, 2023, the Subsequent Closing Date, and the Initial Closing Date due to management’s estimates of the likelihood of certain events, but that may have value in the future should those estimates change.
The debt conversion liability's fair value was measured using a binomial lattice model using the following key inputs:

	October 31, 2023	September 22, 2023
Fair value of common stock	$7.41	$8.44
Conversion price	$20.00	$20.00
Expected volatility	47.5%	47.5%
Risk-free interest rate	4.7%	4.5%
Corporate bond yield	21.4%	20.5%
Coupon interest rate	3.95%	3.95%
We recognized a gain on the revaluation of the debt conversion liability, summarized in the table below (in thousands), which is included in Change in fair value of debt conversion and warrant liabilities in the accompanying unaudited condensed consolidated statements of comprehensive loss. Refer to Note 4. Fair Value Measurements for the fair value of the debt conversion liability.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Change in fair value of debt conversion liability	$287	$—	$287	$—
Debt Agreement
We have a $30.0 million revolving credit facility under an agreement with Silicon Valley Bank, a division of First-Citizens Bank & Trust. This credit facility matures in October 2025. The interest rate under the credit facility is equal to the prime rate published by the Wall Street Journal minus 1.00%. We had not drawn down any amounts under the facility as of October 31, 2023.
Note 10. Deferred Revenue and Performance Obligations
The following table summarizes revenue recognized during the period that was included in the deferred revenue balance at the beginning of each respective period (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Revenue recognized from deferred revenue	$80,407	$75,929	$153,729	$137,257
As of October 31, 2023, total remaining non-cancellable performance obligations under our subscription contracts with customers was approximately $554.2 million and we expect to recognize revenue on approximately 54% of these remaining performance obligations over the next 12 months. Remaining performance obligations under our professional services contracts as of October 31, 2023 were not material.

Note 11. Geographical Information
Disaggregation of Revenue
Revenue by country, based on the customer’s address at the time of sale, was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
United States	$70,312	$66,902	$205,067	$191,129
Others	39,537	34,170	115,925	101,917
Total	$109,849	$101,072	$320,992	$293,046
Percentage of revenue by geographic area:
United States	64%	66%	64%	65%
Other	36%	34%	36%	35%
Other than the United States, no individual country exceeded 10% of total revenue for the three and nine months ended October 31, 2023 and 2022.
Long-lived assets
Long-lived assets, which consist of property and equipment, net, deferred commissions, purchased intangible assets, net and operating lease right-of-use assets by geographic location, are based on the location of the legal entity that owns the asset. As of October 31, 2023 and January 31, 2023, no individual country exceeded 10% of total long-lived assets other than the United States.

Note 12. Leases
We have non-cancelable operating leases for our offices located in the U.S. and abroad. As of October 31, 2023, these leases expire on various dates between 2024 and 2030. Certain lease agreements include one or more options to renew, with renewal terms that can extend the lease up to seven years. We have the right to exercise or forego the lease renewal options. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The components of our long-term operating leases and related operating lease cost were as follows (in thousands):

	October 31, 2023	January 31, 2023
Operating lease right-of-use assets	$25,296	$22,768

Operating lease liabilities, current portion	$7,396	$9,240
Operating lease liabilities, net of current portion	38,060	37,924
Total operating lease liabilities	$45,456	$47,164

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Operating lease cost[1]	$2,117	$2,337	$6,526	$7,589
_____________________________

(1) Includes costs related to our short-term operating leases and is net of sublease income as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Short-term operating lease costs	$146	$118	$387	$317
Sublease income	$(98)	$—	$(293)	$—
The future maturities of long-term operating lease liabilities for each fiscal year were as follows (in thousands):

Maturities of Operating Lease Liabilities
2024 (remainder of the year)	$2,377
2025	8,766
2026	8,694
2027	7,947
2028	7,863
Thereafter	17,484
Total lease payments	53,131
Less imputed interest	(7,675)
Present value of lease liabilities	$45,456
Other supplemental information related to our long-term operating leases includes the following (dollars in thousands):

	October 31, 2023	January 31, 2023
Weighted-average remaining operating lease term	6.1 years	6.7 years
Weighted-average operating lease discount rate	5.1%	4.8%

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases	$3,143	$2,639	$10,671	$9,461
New right-of-use assets obtained in exchange for lease liabilities:
Operating leases obtained	$427	$799	$7,400	$799
Note 13. Commitments and Contingencies
Letters of Credit
In connection with the execution of certain facility leases, we had bank issued irrevocable letters of credit for $4.5 million as of October 31, 2023 and January 31, 2023. No draws have been made under such letters of credit.
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
Securities Class Action Litigation
In June 2019, a putative securities class action lawsuit alleging violations of the federal securities laws was filed in the U.S. District Court for the Northern District of California naming Zuora and certain of its officers as defendants, seeking unspecified compensatory damages, fees and costs. In November 2019, the lead plaintiff filed a consolidated amended complaint asserting the same claims, which was captioned Roberts v. Zuora, Inc., Case No. 3:19-CV-03422 (hereinafter referred to as "Federal Class Action").
In April and May 2020, two putative securities class action lawsuits alleging violations of the federal securities laws were filed and later consolidated in the Superior Court of the State of California, County of San Mateo, naming as defendants Zuora and certain of its current and former officers, its directors and the underwriters of Zuora's initial public offering (IPO), and seeking unspecified damages and other relief. In July 2020, the court entered an order consolidating the two lawsuits, and the lead plaintiffs filed a consolidated amended complaint asserting the same claims. The consolidated class action litigation was captioned Olsen v. Zuora, Inc., Case No. 20-civ-1918 (hereinafter referred to as "State Class Action").
In March 2023, Zuora entered into an agreement to settle the Federal Class Action without any admission or concession of wrongdoing or liability by Zuora or the named defendants. In June 2023, Zuora reached an agreement to settle the State Class Action without any admission or concession of wrongdoing or liability by Zuora or the named defendants, and agreed to resolve the litigation as part of a combined resolution with the Federal Class Action. In August 2023, the combined settlement of the Federal Class Action and State Class Action received preliminary court approval, and Zuora paid an aggregate of $75.5 million of which $7.2 million was funded by Zuora’s insurance proceeds. The hearing for final approval of the settlement is scheduled for January 2024.
Derivative Litigation
In September 2019, two stockholder derivative lawsuits were filed and later consolidated in the U.S. District Court for the Northern District of California against certain of Zuora's directors and executive officers and naming Zuora as a nominal defendant. In May and June 2020, two additional stockholder derivative lawsuits were filed and later consolidated in the U.S. District Court for the District of Delaware against certain of Zuora's directors and current and former executive officers. In February and March 2021, two additional stockholder derivative lawsuits were filed and later consolidated in Delaware Chancery Court alleging similar claims based on the same underlying events. These derivative actions alleged claims based on events similar to those in the securities class actions and asserted causes of action against the individual defendants for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and for alleged violation of federal securities laws.
In February 2023, Zuora reached an agreement to settle the derivative litigation matters without any admission or concession of wrongdoing or liability by Zuora or the named defendants. In connection with the settlement, Zuora agreed to adopt and implement certain corporate governance modifications and pay $2.0 million for certain plaintiffs' attorney fees, which amount was paid by Zuora's insurance carriers in August 2023. The settlement received final court approval in September 2023.

Other Contractual Obligations
As of October 31, 2023, we have a contractual obligation to make $6.9 million in purchases of cloud computing services provided by one of our vendors by September 2024.

Note 14. Income Taxes
The following table reflects our income tax provision, pretax loss and effective tax rate for the periods presented (in thousands, except percentages):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Loss before income taxes	$(5,162)	$(36,726)	$(45,963)	$(88,967)
Income tax provision	340	308	1,396	1,145
Effective tax rate	(6.6)%	(0.8)%	(3.0)%	(1.3)%
The effective tax rates differ from the statutory rates primarily as a result of providing no benefit on pretax losses incurred in the United States, as we have determined that the benefit of the losses is not more likely than not to be realized.
Note 15. Stockholders’ Equity
Preferred Stock
As of October 31, 2023, Zuora had authorized 10 million shares of preferred stock, each with a par value of $0.0001 per share. As of October 31, 2023, no shares of preferred stock were issued and outstanding.
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
As of October 31, 2023, Zuora had authorized 500 million shares of Class A common stock and 500 million shares of Class B common stock, each with a par value of $0.0001 per share. As of October 31, 2023, 135.0 million shares of Class A common stock and 8.1 million shares of Class B common stock were issued and outstanding.
Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive loss were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Loss on Available-for-Sale Securities	Total
Balance, January 31, 2023	$(343)	$(576)	$(919)
Foreign currency translation adjustment	(1,383)	—	(1,383)
Unrealized gain on available-for-sale securities	—	494	494
Balance, October 31, 2023	$(1,726)	$(82)	$(1,808)
There were no material reclassifications out of accumulated other comprehensive loss during the three and nine months ended October 31, 2023. Additionally, there was no material tax impact on the amounts presented.

Note 16. Employee Stock Plans
Equity Incentive Plans
Our 2018 Equity Incentive Plan (2018 Plan) authorizes the award of stock options, restricted stock awards, stock appreciation rights, restricted stock units (RSUs), performance awards, and stock bonuses. As of October 31, 2023, approximately 26.8 million shares of Class A common stock were reserved and available for issuance under the 2018 Plan. In addition, as of October 31, 2023, 4.0 million stock options and RSUs exercisable or settleable for Class B common stock were outstanding in the aggregate under our 2006 Stock Plan (2006 Plan) and 2015 Equity Incentive Plan (2015 Plan), which plans were terminated in May 2015 and April 2018, respectively. The 2006 Plan and 2015 Plan continue to govern outstanding equity awards granted thereunder.
Stock Options
The following tables summarize stock option activity and related information (in thousands, except weighted-average exercise price, weighted-average grant date fair value and average remaining contractual term):

	Shares Subject To Outstanding Stock Options	Weighted-Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, January 31, 2023	7,761	$9.28	5.0	$14,505
Exercised	(215)	4.57
Cancelled	(775)	13.28
Forfeited	(183)	12.67
Balance, October 31, 2023	6,588	8.87	4.0	12,205
Exercisable as of October 31, 2023	3,017	3.36	1.7	12,205
Vested and expected to vest as of October 31, 2023	6,563	$8.85	3.9	$12,205

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023[1]	2022[1]	2023[1]	2022
Weighted-average grant date fair value per share of options granted during each respective period	$—	$—	$—	$5.54
Aggregate intrinsic value of options exercised during each respective period	$73	$356	$1,104	$2,386
_________________________________
(1) No stock options were granted during the three and nine months ended October 31, 2023, or the three months ended October 31, 2022.
RSUs
The following table summarizes RSU activity and related information (in thousands, except weighted-average grant date fair value):

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance, January 31, 2023	12,504	$12.98
Granted	7,785	8.12
Vested	(6,224)	11.87
Forfeited	(1,398)	12.92
Balance, October 31, 2023	12,667	$10.54

Performance Stock Units (PSUs)
In March 2022, July 2023, and September 2023, we granted PSUs to certain executives under our 2018 Plan. Each grant is divided into two or three tranches, each tranche having pre-established performance targets that if met, as determined quarterly by our Compensation Committee, would result in the shares attributable to such tranche being earned, subject to a service-based vesting condition. The shares attributable to unearned tranches will be forfeited on January 31, 2025 if the applicable performance criteria for such tranches are not met. Stock-based compensation expense is recognized if it is probable the performance targets (for each respective tranche) will be met during the performance period. As we previously disclosed in our Form 10-Q for the three months ended April 30, 2023 filed with the SEC on June 1, 2023, we modified the performance targets associated with the PSUs that were granted in March 2022. This resulted in $9.6 million of incremental compensation expense that is being recognized over the remaining vesting periods of the awards.
The following table summarizes PSU activity and related information (in thousands, except weighted-average grant date fair value):

	Number of PSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance, January 31, 2023	2,905	$15.21
Granted	420	10.24
Vested	(240)	15.21
Forfeited	(525)	15.21
Balance, October 31, 2023	2,560	$14.40
2018 Employee Stock Purchase Plan
Our 2018 Employee Stock Purchase Plan (ESPP) is broadly available to our employees in the United States and certain other countries in which we operate. A total of 4.9 million shares of Class A common stock were reserved and available for issuance under the ESPP as of October 31, 2023. The ESPP provides for 24-month offering periods beginning June 15 and December 15 of each year, and each offering period contains four six-month purchase periods. On each purchase date, ESPP participants will purchase shares of our Class A common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Class A common stock on the offering date or (2) the fair market value of the Class A common stock on the purchase date.
We estimated the fair value of ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

	Three and Nine Months Ended October 31, 2023	Three and Nine Months Ended October 31, 2022
Fair value of common stock	$11.55	$8.91
Expected volatility	37.1% - 45.7%	44.4% - 52.3%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	3.0% - 4.8%	2.3% -3.2%
Expected dividend yield	—%	—%

Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories in the accompanying unaudited condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Cost of subscription revenue	$2,350	$2,437	$6,889	$6,517
Cost of professional services revenue	2,747	3,479	8,997	10,186
Research and development	7,165	7,536	20,661	20,967
Sales and marketing	8,191	10,188	24,857	27,603
General and administrative	5,648	5,367	16,569	14,772
Total stock-based compensation expense	$26,101	$29,007	$77,973	$80,045
As of October 31, 2023, unrecognized compensation costs related to unvested equity awards and the weighted-average remaining period over which those costs are expected to be recognized were as follows (dollars in thousands):

	Stock Options	RSUs	PSUs	ESPP
Unrecognized compensation costs	$2,197	$114,874	$21,049	$5,722
Weighted-average remaining recognition period	1.2 years	1.9 years	1.3 years	0.8 years

Note 17. Warrants to Purchase Shares of Common Stock
In connection with the issuance of the 2029 Notes (discussed Note 9. Debt), we issued to Silver Lake Warrants to acquire up to 7.5 million shares of Class A common stock, exercisable for a period of approximately seven years from the Initial Closing Date, and of which (i) Warrants to purchase up to 2.5 million shares of Class A common stock are exercisable at $20.00 per share, (ii) Warrants to purchase up to 2.5 million shares of Class A common stock are exercisable at $22.00 per share, and (iii) Warrants to purchase up to 2.5 million shares of Class A common stock are exercisable at $24.00 per share. In addition, Silver Lake can elect to exercise the Warrants on a net-exercise basis. In the event of a "make-whole fundamental change" (as defined in the Form of Warrant, which has a similar definition as in the indenture, described above in Note. 9 Debt), the number of shares issuable by Zuora upon exercise of the Warrants may be increased, and the exercise price for the Warrants adjusted. As of October 31, 2023, all 7.5 million Warrants were outstanding.
On the Initial Closing Date, we classified a portion of the Warrants as a current liability due to certain settlement provisions in the Warrants. Under certain make-whole fundamental change scenarios, we would be required to, at our option, either (i) obtain shareholder approval prior to issuing 20% or more of our outstanding common stock or (ii) pay cash in lieu of delivering any shares at or above such 20% threshold. As a result, we concluded that approximately 2.8 million Warrants valued at $12.0 million as of the Initial Closing Date did not qualify for equity classification under ASC 815-40, pursuant to our sequencing policy. As a result of the issuance of the Additional Notes, we reassessed the classification of the Warrants and concluded that no Warrants qualified for equity classification under ASC 815-40. Accordingly, we reclassified 4.7 million Warrants valued at $7.7 million from equity to liability as of the Subsequent Closing Date. We will reassess the classification of the Warrant liability in future reporting periods to determine if any change is required.
The liability-classified warrants' fair value was measured using the Black-Scholes option pricing model using the following inputs:

	October 31, 2023	September 22, 2023	January 31, 2023
Fair value of common stock[1]	$7.41	$8.44	$7.24
Exercise price	$20.00 - $24.00	$20.00 - $24.00	$22.00 - $24.00
Expected volatility	42.4%	42.2%	41.2%
Expected term (in years)	5.4	5.5	6.2
Risk-free interest rate	4.8%	4.6%	3.6%
Expected dividend yield	—	—	—
______________
(1) The fair value of common stock as of January 31, 2023 was adjusted to reflect certain restrictions on the Warrants. Such restrictions expired in September 2023.
We recognized gains on the revaluation of the liability-classified Warrants, summarized in the table below (in thousands), which are included in Change in fair value of debt conversion and warrant liabilities in the accompanying unaudited condensed consolidated statements of comprehensive loss. Refer to Note 4. Fair Value Measurements for the fair value of the liability-classified Warrants.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Change in fair value of warrant liability	$6,710	$452	$1,954	$9,348
Note 18. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Numerator:
Net loss	$(5,502)	$(37,034)	$(47,359)	$(90,112)
Denominator:
Weighted-average common shares outstanding, basic and diluted	141,488	132,579	138,789	130,461
Net loss per share, basic and diluted	$(0.04)	$(0.28)	$(0.34)	$(0.69)
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

	October 31,
	2023	2022
2029 Notes conversion	20,000	12,500
Unvested RSUs issued and outstanding	12,667	14,234
Warrants	7,500	7,500
Issued and outstanding stock options	6,588	7,875
Unvested PSUs issued and outstanding	2,560	2,905
Shares committed under ESPP	598	439
Total	49,913	45,453

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
Overview
Zuora provides a leading monetization suite that serves as an intelligent hub for modern businesses to monetize and orchestrate the complete quote-to-cash and revenue recognition process. Our solutions enable companies across multiple industries and geographies to launch, manage and scale a subscription business, automating the quote-to-cash and revenue recognition process, including quoting, billing, collections and revenue recognition, and improving the subscriber experience. With Zuora’s solutions, businesses can change pricing and packaging for products and services to grow and scale, efficiently comply with revenue recognition standards, analyze customer data to optimize their recurring revenue, including subscription and consumption-based models, and build meaningful relationships with their subscribers.
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
Our solutions include Zuora Platform, Zuora Billing, Zuora Revenue, Zuora Payments, Zephr, and other software products that support and expand upon these core offerings. Our software helps companies analyze data – including information such as which customers are delivering the most recurring revenue, or which segments are showing the highest churn, thus enabling customers to make informed decisions for their recurring revenue business and quickly implement changes such as launching new services, updating pricing (consumption, time, or outcome based), delivering new offerings, or making other changes to their customers’ experience. We also have a large ecosystem of global partners that can assist our customers with additional strategies and services throughout the monetization journey.
Companies in a variety of industries - technology, manufacturing, media and entertainment, telecommunications, and many others - are using our solutions to monetize, scale and adapt to a world that is increasingly choosing ongoing digital services.

Fiscal Third Quarter Financial Performance Summary and Business Highlights:
Our financial performance for the three months ended October 31, 2023 compared to the three months ended October 31, 2022 reflects the following:
•Subscription revenue was $98.0 million, an increase of $11.5 million, or 13%; and total revenue was $109.8 million, an increase of $8.8 million, or 9%. On a constant currency basis, subscription revenue increased 14%; and total revenue increased 9%.
•Gross profit was $74.8 million, or 68% of total of revenue, compared to $60.8 million, or 60% of total revenue.
•Loss from operations was $8.8 million, or 8% of total revenue, compared to a loss of $33.9 million, or 34% of total revenue, an improvement in operating margin of 26 percentage points year-over-year.
•We closed seven deals in the quarter ended October 31, 2023 with ACV equal to or greater than $500,000, two of which had ACV greater than $1.0 million.
Key Operational and Financial Metrics
We monitor the following key operational and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:

	October 31,
	2023	2022
Customers with ACV equal to or greater than $250,000	453	420
Dollar-based retention rate	108%	109%
Annual recurring revenue growth	13%	19%
Customers with Annual Contract Value Equal to or Greater than $250,000
We believe our ability to enter into larger contracts is indicative of broader adoption of our solutions by larger organizations. It also reflects our ability to expand our revenue footprint within our current customer base. We define ACV as the subscription revenue we would expect to recognize from that customer over the next twelve months, assuming no increases or reductions in their subscriptions. We define the number of customers at the end of any particular period as the number of parties or organizations that have entered into a distinct subscription contract with us and for which the term has not ended. Each party with whom we have entered into a distinct subscription contract is considered a unique customer, and in some cases, there may be more than one customer within a single organization. We had 453 customers with ACV equal to or greater than $250,000 as of October 31, 2023. We expect this metric to continue to increase over the remainder of the fiscal year.
Dollar-Based Retention Rate
We believe our dollar-based retention rate is a key measure of our ability to retain and expand revenue from our customer base over time. We calculate our dollar-based retention rate as of a period end by starting with the sum of the ACV from all customers as of twelve months prior to such period end, or prior period ACV. We then calculate the sum of the ACV from these same customers as of the current period end, or current period ACV. The current period ACV includes any upsells and also reflects contraction or attrition over the trailing twelve months, but excludes revenue from new customers added in the current period. We then divide the current period ACV by the prior period ACV to arrive at our dollar-based retention rate. Our dollar-based retention rate was 108% as of October 31, 2023. While the dollar-based retention rate can fluctuate in any particular quarter, we expect it to remain relatively consistent for the remainder of the fiscal year.
Annual Recurring Revenue
ARR represents the annualized recurring value at the time of initial booking or contract modification for all active subscription contracts at the end of a reporting period. ARR excludes the value of non-recurring revenue such as professional services revenue as well as contracts with new customers with a term of less than one year. ARR should be viewed independently of revenue and deferred revenue, and is not intended to be a substitute for, or combined with, any of these items. Our ARR was $396.0 million as of October 31, 2023, compared to $350.7 million as of October 31, 2022, representing an increase of 13% year-over-year. We expect our ARR year-over-year growth rate to decrease slightly for the remainder of the fiscal year.
Components of Our Results of Operations
Revenue
Subscription revenue. Subscription revenue consists of fees for access to, and use of, our products, as well as customer support and recurring services. We generate subscription fees pursuant to non-cancelable subscription agreements with terms that typically range from one to three years. Subscription revenue is primarily based on fees to access our services platform over the subscription term. We typically invoice customers in advance in either annual or quarterly installments. Customers can also elect to purchase additional volume blocks or products during the term of the contract. We typically recognize subscription revenue ratably over the term of the subscription period, beginning on the date that access to our platform is provisioned, which is generally on or about the date the subscription agreement is signed.
Professional services revenue. Professional services revenue typically consists of fees for implementation services in connection with helping our customers deploy, configure, and optimize the use of our solutions. These services include systems integration, data migration, and process enhancement. Professional services projects generally take three to twelve months to complete. Once the contract is signed, we generally invoice for professional services on a time and materials basis, although we occasionally engage in fixed-price service engagements and invoice for those based upon agreed milestone payments. We recognize revenue as professional services are performed for time and materials engagements and on a proportional performance method when the professional services are performed under fixed fee engagements. While we will continue to utilize our own expert services team, we expect to continue to leverage our strategic partners for professional services implementations, and as a result we expect our professional services revenue to remain consistent or decrease over time as a percentage of total revenue.

Deferred Revenue
Deferred revenue consists of customer billings in advance of revenue being recognized from our subscription and support services and professional services arrangements. We primarily invoice our customers for subscription services arrangements annually, quarterly, or semi-annually in advance. Amounts anticipated to be recognized within one year of the balance sheet date are recorded as deferred revenue, current portion, and the remaining portion is recorded as deferred revenue, net of current portion in our unaudited condensed consolidated balance sheets.
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
Cost of Revenue, Gross Profit and Gross Margin
Cost of subscription revenue. Cost of subscription revenue consists primarily of costs related to hosting our platform and providing customer support. These costs include third-party hosting fees, employee compensation costs associated with maintaining our cloud-based infrastructure, amortization expenses associated with capitalized internal-use software and purchased technology, allocated overhead, software and maintenance costs, and outside services associated with the delivery of our subscription services. We intend to continue to invest in our platform infrastructure, including third-party hosting capacity, and support organizations. However, the level and timing of such investment in these areas could fluctuate and affect our cost of subscription revenue in the future.

Cost of professional services revenue. Cost of professional services revenue consists primarily of costs related to the deployment of our solutions. These costs include employee compensation costs for our professional services team, allocated overhead, travel costs, and costs of outside services associated with supplementing our internal staff. We believe that investment in our systems integrator partner network will lead to total margin improvement, however costs may fluctuate in the near term as we shift deployments to our partner network.
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
General and administrative. General and administrative expense consists primarily of employee compensation costs, allocated overhead, and travel costs for finance, accounting, legal, human resources, and recruiting personnel. In addition, general and administrative expense includes non-personnel costs, such as accounting fees, legal fees, charitable contributions, asset impairments, and all other supporting corporate expenses not allocated to other departments. We expect to incur ongoing costs as a result of operating as a public company, including costs related to compliance and reporting obligations of public companies, and continued investment to support our growing operations. As a result, we expect our general and administrative expense to remain relatively consistent as a percentage of total revenue for the remainder of the current fiscal year.
Other income and expenses
Other income and expenses primarily consists of fair value adjustments related to the debt conversion and warrant liabilities; amortization of discount and debt issuance costs and contractual interest on our convertible senior notes; interest income from our cash and cash equivalents and short-term investments; and foreign exchange fluctuations.
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

Results of Operations
The following tables set forth our unaudited condensed consolidated results of operations for the periods presented in dollars and as a percentage of our total revenue (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Revenue:
Subscription	$98,048	$86,567	$283,232	$248,878
Professional services	11,801	14,505	37,760	44,168
Total revenue	109,849	101,072	320,992	293,046
Cost of revenue:
Subscription	20,378	21,727	62,304	60,024
Professional services	14,650	18,553	47,851	55,140
Total cost of revenue	35,028	40,280	110,155	115,164
Gross profit	74,821	60,792	210,837	177,882
Operating expenses:
Research and development	27,504	28,413	79,428	77,639
Sales and marketing	40,245	46,973	124,488	132,576
General and administrative	15,893	19,327	54,160	55,433
Total operating expenses	83,642	94,713	258,076	265,648
Loss from operations	(8,821)	(33,921)	(47,239)	(87,766)
Change in fair value of debt conversion and warrant liabilities	6,997	452	2,241	9,348
Interest expense	(5,610)	(4,444)	(14,604)	(10,647)
Interest and other income (expense), net	2,272	1,187	13,639	98
Loss before income taxes	(5,162)	(36,726)	(45,963)	(88,967)
Income tax provision	340	308	1,396	1,145
Net loss	$(5,502)	$(37,034)	$(47,359)	$(90,112)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Revenue:
Subscription	89%	86%	88%	85%
Professional services	11	14	12	15
Total revenue	100	100	100	100
Cost of revenue:
Subscription	19	21	19	20
Professional services	13	18	15	19
Total cost of revenue	32	40	34	39
Gross profit	68	60	66	61
Operating expenses:
Research and development	25	28	25	26
Sales and marketing	37	46	39	45
General and administrative	14	19	17	19
Total operating expenses	76	94	80	91
Loss from operations	(8)	(34)	(15)	(30)
Change in fair value of debt conversion and warrant liabilities	6	—	1	3
Interest expense	(5)	(4)	(5)	(4)
Interest and other income (expense), net	2	1	4	—
Loss before income taxes	(5)	(36)	(14)	(30)
Income tax provision	—	—	—	—
Net loss	(5)%	(37)%	(15)%	(31)%
Note: Percentages in the table above may not sum due to rounding.
Non-GAAP Financial Measures
To supplement our unaudited condensed consolidated financial statements presented in accordance with U.S. GAAP, we monitor and consider non-GAAP financial measures including: non-GAAP cost of subscription revenue, non-GAAP subscription gross margin, non-GAAP cost of professional services revenue, non-GAAP professional services gross margin, non-GAAP gross profit, non-GAAP gross margin, non-GAAP income from operations, non-GAAP operating margin, non-GAAP net income (loss), non-GAAP net income (loss) per share, basic and diluted, adjusted free cash flow, and subscription revenue and total revenue that exclude the impact of foreign currency exchange rate fluctuations (constant currency basis). We use non-GAAP financial measures in conjunction with GAAP measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our Board of Directors concerning our financial performance. We believe these non-GAAP measures provide investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of our operating results. We also believe these non-GAAP measures are useful in evaluating our operating performance compared to that of other companies in our industry, as they generally eliminate the effects of certain items that may vary for different companies for reasons unrelated to overall operating performance.
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
•Change in fair value of debt conversion and warrant liabilities. We exclude fair value adjustments related to the debt conversion and warrant liabilities, which are non-cash gains or losses, as they can fluctuate significantly with changes in our stock price and market volatility, and do not reflect the underlying cash flows or operational results of the business.
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

The following tables provide a reconciliation of our GAAP to non-GAAP measures (in thousands, except percentages and per share data):
Subscription Gross Margin

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Reconciliation of cost of subscription revenue:
GAAP cost of subscription revenue	$20,378	$21,727	$62,304	$60,024
Less:
Stock-based compensation	(2,350)	(2,437)	(6,889)	(6,517)
Amortization of acquired intangibles	(607)	(586)	(2,083)	(1,512)
Asset impairment	(439)	—	(439)	—
Workforce reduction	—	(147)	(38)	(147)
Non-GAAP cost of subscription revenue	$16,982	$18,557	$52,855	$51,848
GAAP subscription gross margin	79%	75%	78%	76%
Non-GAAP subscription gross margin	83%	79%	81%	79%
Professional Services Gross Margin

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Reconciliation of cost of professional services revenue:
GAAP cost of professional services revenue	$14,650	$18,553	$47,851	$55,140
Less:
Stock-based compensation	(2,747)	(3,479)	(8,997)	(10,186)
Workforce reduction	—	(399)	(46)	(399)
Non-GAAP cost of professional services revenue	$11,903	$14,675	$38,808	$44,555
GAAP professional services gross margin	(24)%	(28)%	(27)%	(25)%
Non-GAAP professional services gross margin	(1)%	(1)%	(3)%	(1)%
Total Gross Margin

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Reconciliation of gross profit:
GAAP gross profit	$74,821	$60,792	$210,837	$177,882
Add:
Stock-based compensation	5,097	5,916	15,886	16,703
Amortization of acquired intangibles	607	586	2,083	1,512
Asset impairment	439	—	439	—
Workforce reduction	—	546	84	546
Non-GAAP gross profit	$80,964	$67,840	$229,329	$196,643
GAAP gross margin	68%	60%	66%	61%
Non-GAAP gross margin	74%	67%	71%	67%

Operating (Loss) Income and Operating Margin

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Reconciliation of (loss) income from operations:
GAAP loss from operations	$(8,821)	$(33,921)	$(47,239)	$(87,766)
Add:
Stock-based compensation	26,101	29,007	77,973	80,045
Amortization of acquired intangibles	607	586	2,083	1,512
Asset impairment	1,592	—	1,592	—
Charitable contribution	—	—	—	1,000
Shareholder litigation	(3,508)	16	(3,265)	246
Acquisition-related transactions	19	1,268	211	1,612
Workforce reduction	—	3,660	265	3,660
Non-GAAP income from operations	$15,990	$616	$31,620	$309
GAAP operating margin	(8)%	(34)%	(15)%	(30)%
Non-GAAP operating margin	15%	1%	10%	—%
Net (Loss) Income and Net (Loss) Income Per Share

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Reconciliation of net (loss) income:
GAAP net loss	$(5,502)	$(37,034)	$(47,359)	$(90,112)
Add:
Stock-based compensation	26,101	29,007	77,973	80,045
Amortization of acquired intangibles	607	586	2,083	1,512
Asset impairment	1,592	—	1,592	—
Charitable contribution	—	—	—	1,000
Shareholder litigation	(3,508)	16	(3,265)	246
Change in fair value of debt conversion and warrant liabilities	(6,997)	(452)	(2,241)	(9,348)
Acquisition-related transactions	19	1,268	211	1,612
Workforce reduction	—	3,660	265	3,660
Non-GAAP net income (loss)	$12,312	$(2,949)	$29,259	$(11,385)
GAAP net loss per share, basic and diluted[1]	$(0.04)	$(0.28)	$(0.34)	$(0.69)
Non-GAAP net income (loss) per share, basic and diluted[1]	$0.09	$(0.02)	$0.21	$(0.09)
_________________________________

(1) For the three months ended October 31, 2023 and 2022, GAAP and Non-GAAP net (loss) income per share are calculated based upon 141.5 million and 132.6 million basic and diluted weighted-average shares of common stock, respectively. For the nine months ended October 31, 2023 and 2022, GAAP and Non-GAAP net (loss) income per share are calculated based upon 138.8 million and 130.5 million basic and diluted weighted-average shares of common stock, respectively.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Net cash used in operating activities (GAAP)	$(55,657)	$(4,861)	$(35,676)	$(2,679)
Add:
Shareholder litigation	71,377	54	72,130	237
Acquisition-related costs	28	—	135	—
Less:
Purchases of property and equipment	(3,075)	(2,387)	(6,913)	(8,471)
Adjusted free cash flow (non-GAAP)	$12,673	$(7,194)	$29,676	$(10,913)
Net cash provided by (used in) investing activities (GAAP)	$2,005	$(19,416)	$97,026	$(165,922)
Net cash provided by financing activities (GAAP)	$145,899	$575	$151,626	$239,003
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

	Three Months Ended October 31,			Nine Months Ended October 31,
	2023	2022	% Change	2023	2022	% Change
	(dollars in thousands)			(dollars in thousands)
Subscription revenue (GAAP)	$98,048	$86,567	13%	$283,232	$248,878	14%
Effects of foreign currency rate fluctuations	821			5,594
Subscription revenue on a constant currency basis (Non-GAAP)	$98,869		14%	$288,826		16%

Total revenue (GAAP)	$109,849	$101,072	9%	$320,992	$293,046	10%
Effects of foreign currency rate fluctuations	711			5,592
Total revenue on a constant currency basis (Non-GAAP)	$110,560		9%	$326,584		11%

Comparison of the Three Months Ended October 31, 2023 and 2022
Revenue

	Three Months Ended October 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscription	$98,048	$86,567	$11,481	13%
Professional services	11,801	14,505	(2,704)	(19)%
Total revenue	$109,849	$101,072	$8,777	9%
Percentage of revenue:
Subscription	89%	86%
Professional services	11	14
Total revenue	100%	100%
Subscription revenue increased by $11.5 million, or 13%, for the three months ended October 31, 2023 compared to the three months ended October 31, 2022. The increase was driven by growth in our customer base, with new customers contributing approximately $3.4 million of the increase in subscription revenue, and increased transaction volume and sales of additional products to our existing customers contributing the remainder. We calculate subscription revenue from new customers during the quarter by adding the revenue recognized from new customers acquired in the 12 months prior to the reporting date.
Professional services revenue decreased by $2.7 million, or 19%, for the three months ended October 31, 2023 as we continue to leverage our system integration partners for implementation of our solutions and due to the overall linearity and timing of projects.
On a constant currency basis, subscription revenue was $98.9 million and increased 14%, and total revenue was $110.6 million and increased 9%, for the three months ended October 31, 2023 compared to the three months ended October 31, 2022.
Cost of Revenue and Gross Margin

	Three Months Ended October 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$20,378	$21,727	$(1,349)	(6)%
Professional services	14,650	18,553	(3,903)	(21)%
Total cost of revenue	$35,028	$40,280	$(5,252)	(13)%
Gross margin:
Subscription	79%	75%
Professional services	(24)	(28)
Total gross margin	68%	60%
Cost of subscription revenue decreased by $1.3 million, or 6%, for the three months ended October 31, 2023 compared to the three months ended October 31, 2022. The decrease in cost of subscription revenue was primarily due to a $1.0 million one-time vendor credit and a decrease of $0.5 million in allocated overhead.
Cost of professional services revenue decreased by $3.9 million, or 21%, for the three months ended October 31, 2023 compared to the three months ended October 31, 2022. The decrease in cost of professional services revenue was primarily due to decreases of $3.0 million in employee compensation costs, $0.6 million in outside professional services costs, and $0.4 million in allocated overhead.

Our gross margin for subscription services increased to 79% for the three months ended October 31, 2023 compared to 75% for the three months ended October 31, 2022, primarily due to increased subscription revenue, optimization of our cloud hosting, and a one-time vendor credit.

Our gross margin for professional services increased to (24)% for the three months ended October 31, 2023 compared to (28)% for the three months ended October 31, 2022, primarily due to decreased employee compensation costs.
Operating Expenses
Research and Development

	Three Months Ended October 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Research and development	$27,504	$28,413	$(909)	(3)%
Percentage of total revenue	25%	28%
Research and development expense decreased by $0.9 million, or 3%, for the three months ended October 31, 2023 compared to the three months ended October 31, 2022, primarily due to a decrease of $1.8 million in outside professional services costs and $0.8 million higher capitalization of internal-use software costs, offset by a $1.2 million impairment of certain capitalized software and an increase of $0.6 million in employee compensation costs driven by increased headcount. Research and development expense decreased to 25% of total revenue for the three months ended October 31, 2023 from 28% for the three months ended October 31, 2022 primarily due to subscription revenue growth.
Sales and Marketing

	Three Months Ended October 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$40,245	$46,973	$(6,728)	(14)%
Percentage of total revenue	37%	46%
Sales and marketing expense decreased by $6.7 million, or 14%, for the three months ended October 31, 2023 compared to the three months ended October 31, 2022, primarily due to a decrease of $7.0 million in employee compensation costs driven by decreased headcount and stock-based compensation expense. Sales and marketing expense decreased to 37% of total revenue during the three months ended October 31, 2023 from 46% during the three months ended October 31, 2022, as a result of both subscription revenue growth and decreased employee related compensation costs.

General and Administrative

	Three Months Ended October 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
General and administrative	$15,893	$19,327	$(3,434)	(18)%
Percentage of total revenue	14%	19%
General and administrative expense decreased by $3.4 million, or 18%, for the three months ended October 31, 2023 compared to the three months ended October 31, 2022, primarily due to a $3.5 million decrease in securities litigation costs and a $2.8 million decrease in outside professional services costs, offset by a gain of $1.8 million related to the change in contingent consideration fair value associated with the Zephr acquisition in the three months ended October 31, 2022, and an increase of $0.5 million in allocated overhead. General and administrative expense decreased to 14% of total revenue during the three months ended October 31, 2023 from 19% of total revenue during the three months ended October 31, 2022, primarily due to subscription revenue growth.
Other income and expenses

	Three Months Ended October 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Change in fair value of debt conversion and warrant liabilities	$6,997	$452	$6,545	1448%
Interest expense	$(5,610)	$(4,444)	$(1,166)	26%
Interest and other income (expense), net	$2,272	$1,187	$1,085	91%
During the three months ended October 31, 2023 we recognized a $7.0 million gain on revaluation of the debt conversion and warrant liabilities, compared to a $0.5 million gain on revaluation of the warrant liability in the three months ended October 31, 2022. Interest expense on our debt increased $1.2 million as a result of the issuance of additional debt under the 2029 Notes. Interest and other income (expense), net increased $1.1 million primarily due to increased interest income from higher interest rates on our investments and cash equivalents, partially offset by losses resulting from the revaluation of cash, accounts receivable, and accounts payable recorded in a foreign currency.
Income Tax Provision

	Three Months Ended October 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Income tax provision	$340	$308	$32	10%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the three months ended October 31, 2023 and 2022, we recorded a tax provision of $0.3 million on a loss before income taxes of $5.2 million and $36.7 million, respectively. The effective tax rate for the three months ended October 31, 2023 and 2022 was (6.6)% and (0.8)%, respectively. The change in the effective tax rate was due primarily to an increase in foreign tax expense. The effective tax rate differs from the statutory rate primarily as a result of providing no benefit on pretax losses incurred in the United States. For the three months ended October 31, 2023 and 2022, we maintained a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.

Comparison of the Nine Months Ended October 31, 2023 and 2022
Revenue

	Nine Months Ended October 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscription	$283,232	$248,878	$34,354	14%
Professional services	37,760	44,168	(6,408)	(15)%
Total revenue	$320,992	$293,046	$27,946	10%
Percentage of revenue:
Subscription	88%	85%
Professional services	12	15
Total revenue	100%	100%

Subscription revenue increased by $34.4 million, or 14%, for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022. The increase was driven by growth in our customer base, with new customers contributing approximately $10.3 million of the increase in subscription revenue for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022, and increased transaction volume and sales of additional products to our existing customers contributing the remainder. We calculate subscription revenue from new customers on a year-to-date basis by adding the revenue recognized from new customers acquired in the 12 months prior to each discrete quarter within the year-to-date period.

Professional services revenue decreased by $6.4 million, or 15%, for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022, as we continue to leverage our system integration partners for implementation of our solutions and due to the overall linearity and timing of projects.
On a constant currency basis, subscription revenue was $288.8 million and increased 16%, and total revenue was $326.6 million and increased 11%, for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022.
Cost of Revenue and Gross Margin

	Nine Months Ended October 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$62,304	$60,024	$2,280	4%
Professional services	47,851	55,140	(7,289)	(13)%
Total cost of revenue	$110,155	$115,164	$(5,009)	(4)%
Gross margin:
Subscription	78%	76%
Professional services	(27)	(25)
Total gross margin	66%	61%
Cost of subscription revenue increased by $2.3 million, or 4%, for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022. The increase in cost of subscription revenue was primarily driven by increases of $1.5 million in employee compensation costs, $1.4 million in cloud hosting costs, $1.3 million related to amortization of capitalized internal-use software costs and purchased technology, $0.6 million in third-party software costs, and a $0.4 million impairment charge, partially offset by a decrease of $2.3 million in outside professional services costs and a $1.0 million one-time vendor credit.

Cost of professional services revenue decreased by $7.3 million, or 13%, for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022. The decrease in cost of professional services revenue was primarily driven by decreases of $3.7 million in employee compensation costs, $3.2 million in outside professional services costs, and $0.6 million in allocated overhead.
Our gross margin for subscription services increased to 78% for the nine months ended October 31, 2023, compared to 76% for the nine months ended October 31, 2022.
Our gross margin for professional services decreased to (27)% for the nine months ended October 31, 2023 compared to (25)% for the nine months ended October 31, 2022, primarily due to decreased professional services revenue.
Operating Expenses
Research and Development

	Nine Months Ended October 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Research and development	$79,428	$77,639	$1,789	2%
Percentage of total revenue	25%	26%
Research and development expense increased by $1.8 million, or 2%, for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022. The increase in research and development expense was primarily driven by an increase of $4.4 million in employee compensation costs driven by increased headcount, a $1.2 million impairment of certain capitalized software, and increases of $0.6 million in allocated overhead, $0.5 million in travel costs, and $0.5 million related to data center costs and decreased capitalization of internal-use software, offset by decreases of $4.8 million in outside professional services costs and $0.9 million in third-party software costs. Research and development expense decreased to 25% from 26% of total revenue during the nine months ended October 31, 2023 compared to nine months ended October 31, 2022 primarily due to subscription revenue growth.
Sales and Marketing

	Nine Months Ended October 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$124,488	$132,576	$(8,088)	(6)%
Percentage of total revenue	39%	45%
Sales and marketing expense decreased by $8.1 million, or 6%, for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022, primarily due to decreases of $9.1 million in employee compensation costs driven by decreased headcount and stock-based compensation expense and $1.4 million in allocated overhead, partially offset by increases of $1.6 million in event costs and $0.6 million in travel costs. Sales and marketing expense decreased to 39% of total revenue during the nine months ended October 31, 2023 from 45% during the nine months ended October 31, 2022, due to subscription revenue growth and lower costs.

General and Administrative

	Nine Months Ended October 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
General and administrative	$54,160	$55,433	$(1,273)	(2)%
Percentage of total revenue	17%	19%
General and administrative expense decreased by $1.3 million, or 2%, for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022, primarily due to decreases of $3.9 million in outside professional services costs, $3.5 million in securities litigation related expenses, and $0.5 million in charitable donations, partially offset by an increase of $2.6 million in employee compensation costs driven by increased stock-based compensation expense, a $1.8 million gain related to the change in contingent consideration fair value associated with the Zephr acquisition, and increases of $1.0 million in allocated overhead and $0.6 million in other tax related costs. General and administrative expense decreased to 17% of total revenue during the nine months ended October 31, 2023 compared to 19% during the nine months ended October 31, 2022, primarily due to subscription revenue growth.
Other income and expenses

	Nine Months Ended October 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Change in fair value of debt conversion and warrant liabilities	$2,241	$9,348	$(7,107)	(76)%
Interest expense	$(14,604)	$(10,647)	$(3,957)	37%
Interest and other income (expense), net	$13,639	$98	$13,541	13817%
During the nine months ended October 31, 2023, we recognized a $2.2 million gain on revaluation of the debt conversion and warrant liabilities, compared to a $9.3 million gain recognized on revaluation of the warrant liability during the nine months ended October 31, 2022. Interest expense increased $4.0 million as a result of the issuance of additional debt under the 2029 Notes. Interest and other income (expense), net increased $13.5 million primarily due to increased interest income from higher interest rates on our investments and cash equivalents, and gains resulting from the revaluation of cash, accounts receivable, and payables recorded in a foreign currency.
Income Tax Provision

	Nine Months Ended October 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Income tax provision	$1,396	$1,145	$251	22%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the nine months ended October 31, 2023 and 2022, we recorded a tax provision of $1.4 million and $1.1 million, respectively, on losses before income taxes of $46.0 million and $89.0 million, respectively. The effective tax rates for the nine months ended October 31, 2023 and 2022 were (3.0)% and (1.3)%, respectively. The change was due primarily to an increase in foreign tax expenses. The effective tax rate differs from the statutory rate primarily as a result of no benefit on pretax losses incurred in the United States. For the nine months ended October 31, 2023 and 2022, we maintained a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.

Liquidity and Capital Resources
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations.
As of October 31, 2023, we had cash and cash equivalents and short-term investments of $493.7 million that were primarily invested in deposit accounts, money market funds, corporate debt securities, commercial paper, and U.S. government securities. Our investments are highly rated and currently mature in one year or less. In addition to cash and investments, we finance our operations through cash flows generated from sales to our customers, which are generally billed in advance on an annual, quarterly, or semi-annual basis.
In the short-term, we have our cash and investments, cash generated from our business, and our $30.0 million credit line available to fund our ongoing business operations as well as to finance any future acquisitions. In the long-term, we expect cash generated from our operations to increase, improving our ability to fund our operations and repay our debt obligations. The 2029 Notes issued to Silver Lake includes a conversion feature that, if triggered, will convert the notes to shares of our Class A common stock, after which we would no longer be required to repay the debt balance. The 2029 Notes are scheduled to mature in March 2029, but may be called by the noteholder as early as March 2027. If the 2029 Notes have not been converted by the maturity date or if they are otherwise called by the noteholder prior to maturity, we would be required to repay the debt balance in cash. Additionally, in connection with the 2029 Notes, we issued Warrants for 7.5 million shares of our Class A common stock that are exercisable between $20.00 - $24.00 per share which, if exercised, would contribute additional liquidity to our business. Refer to Note 9. Debt and Note 17. Warrants to Purchase Shares of Common Stock.
We believe our existing cash and cash equivalents, marketable securities, and cash flow from operations will be sufficient for at least the next 12 months to meet our requirements and plans for cash, including meeting our working capital requirements and capital expenditure requirements, servicing our debt and funding future acquisitions. In addition, we expect to have access to sufficient capital to repay the 2029 Notes if they are required to be settled in cash. For additional information about our debt, credit line and warrants see Note 9. Debt, and Note 17. Warrants to Purchase Shares of Common Stock of the Notes to Condensed Consolidated Financial Statements.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended October 31,
	2023	2022
Net cash used in operating activities	$(35,676)	$(2,679)
Net cash provided by (used in) investing activities	97,026	(165,922)
Net cash provided by financing activities	151,626	239,003
Effect of exchange rates on cash and cash equivalents	(1,383)	(1,648)
Net increase in cash and cash equivalents	$211,593	$68,754
Operating Activities
Net cash used in operating activities of $35.7 million for the nine months ended October 31, 2023 was comprised primarily of payment to settle the securities class action litigation, customer collections for our subscription and professional services, cash payments for our personnel, sales and marketing efforts, infrastructure related costs, payments to vendors for products and services related to our ongoing business operations, interest income received on our short-term investments and cash equivalents, and interest paid on the Initial Notes.
Net cash used in operating activities for the nine months ended October 31, 2023 increased $33.0 million compared to the same period last year, primarily due to $72.1 million paid for the securities class action settlement and related fees.
Investing Activities
Net cash provided by investing activities for the nine months ended October 31, 2023 was $97.0 million. We used $6.9 million to purchase property and equipment and to develop internal-use software as we continue to invest in and grow our business; had maturities of $108.5 million of short-term investments, net of purchases; and paid $4.5 million of contingent consideration in connection with the acquisition of Zephr.
Net cash provided by investing activities for the nine months ended October 31, 2023 increased $262.9 million compared to the nine months ended October 31, 2022, primarily due to $108.5 million net maturities of short-term investments in the nine months ended October 31, 2023, compared to $116.5 million net purchases last year. In the nine months ended October 31, 2023, we paid $4.5 million in contingent consideration in connection with our acquisition of Zephr, compared to $41.0 million cash used to purchase Zephr in the nine months ended October 31, 2022. Payments for property and equipment were $1.6 million lower compared to the same period last year, primarily due to decreased spend on computer equipment in the nine months ended October 31, 2023.
Financing Activities
Net cash provided by financing activities for the nine months ended October 31, 2023 of $151.6 million was due to $145.9 million in net proceeds from issuance of the Additional Notes, $4.8 million of proceeds from issuance of common stock under the ESPP, and $1.0 million of proceeds from stock option exercises.
Net cash provided by financing activities for the nine months ended October 31, 2023 decreased $87.4 million compared to the nine months ended October 31, 2022, primarily due to $145.9 million in net proceeds from issuance of the Additional Notes in the nine months ended October 31, 2023, compared to $233.9 million in net proceeds from issuance of the Initial Notes in the nine months ended October 31, 2022.

Obligations and Other Commitments
Our material cash requirements from known contractual and other obligations consist of obligations under our operating leases for office space, the 2029 Notes, and a contractual commitment to one of our vendors for cloud computing services. For more information, please refer to Note 12. Leases, Note 9. Debt and Note 13. Commitments and Contingencies, respectively, of the Notes to Condensed Consolidated Financial Statements. As of October 31, 2023, our contractual obligations totaled $515.4 million with $32.1 million committed within the next twelve months.
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us, or from data breaches or intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. As of October 31, 2023, no demands had been made upon us to provide indemnification under such agreements and there were no claims that we are aware of that could have a material effect on our unaudited condensed consolidated balance sheets, unaudited condensed consolidated statements of comprehensive loss, or unaudited condensed consolidated statements of cash flows.
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
Our significant accounting policies are discussed in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements in our Annual Report on Form 10-K. Any significant changes to these policies during the nine months ended October 31, 2023 are described in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements to our unaudited condensed consolidated financial statements provided herein.
Recent Accounting Pronouncements - Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 will be effective for us for annual periods beginning with our fiscal year ending January 31, 2025, and interim periods thereafter. Early adoption is permitted. We are currently evaluating the impact of this pronouncement on our condensed consolidated financial statements.
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

Foreign Currency Exchange Risk
Our sales contracts are denominated predominantly in U.S. Dollars, Euros, British Pounds (GBP), and Japanese Yen. A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the GBP, Chinese Yuan and Indian Rupee. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our unaudited condensed consolidated statement of comprehensive loss. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our unaudited condensed consolidated financial statements for the nine months ended October 31, 2023 and 2022. Given the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Interest Rate Risk
We had cash and cash equivalents and short-term investments of $493.7 million as of October 31, 2023. Our cash and cash equivalents and short-term investments are held for working capital purposes. We do not make investments for trading or speculative purposes. A significant decrease in these market rates may adversely affect our expected operating results. The 2029 Notes have a fixed interest rate and therefore are not impacted by market rates.
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
As of October 31, 2023, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents and short-term investments or interest owed on our outstanding debt. Fluctuations in the value of our cash equivalents and short-term investments caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities prior to maturity. In addition, a hypothetical 10% relative change in interest rates would not have had a material impact on our operating results for the nine months ended October 31, 2023.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of October 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.
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
•If we fail to integrate our solutions with a variety of systems, applications and platforms that are developed by others, our solutions may become less marketable, less competitive, or obsolete, and our operating results may be adversely affected.
Risks Related to Information Technology, Intellectual Property, and Data Security and Privacy
•If our security measures are breached or if unauthorized access to customer, employee or other confidential data is otherwise obtained, or if our solutions are perceived as not being secure, we may lose existing customers or fail to attract new customers, our business may be harmed and we may incur significant liabilities.
•Privacy and security concerns, laws, and regulations, may adversely affect our business.
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
Our ability to achieve significant growth in revenue in the future will depend, in large part, upon our ability to attract new customers. This may be particularly challenging where an organization has already invested substantial personnel and financial resources to integrate billings and other business and financial management tools, including custom-built solutions, into its business, as such an organization may be reluctant or unwilling to invest in new products and services. As a result, selling our solutions often requires sophisticated and costly sales efforts that are targeted at senior management. During the nine months ended October 31, 2023, sales and marketing expenses represented approximately 39% of our total revenue. If we fail to attract new customers and fail to maintain and expand new customer relationships, our revenue may grow more slowly than we expect and our business may be adversely affected.
Our future revenue growth also depends upon retaining and expanding sales and renewals of subscriptions to our solutions with existing customers. If our existing customers do not expand their use of our solutions over time or do not renew their subscriptions or if we receive requests from an increased number of customers for changes to payment or other terms as a result of the impact of macroeconomic conditions, including global economic uncertainty and increasing inflation and interest rates, on their businesses, our revenue may grow more slowly than expected, may not grow at all, or may decline. Our success is also dependent, in part, on our ability to effectively differentiate and cross-sell our products. If we experience issues with successfully implementing or cross-selling our products, revenue may grow more slowly or may not grow at all.

Our sales and marketing efforts also may be impacted by macroeconomic conditions and other events beyond our control. In light of current macroeconomic conditions and uncertainty, certain customers and prospective customers have reduced or delayed technology or other discretionary spending or otherwise are cautious about purchasing decisions and, as a result, we are experiencing longer sales cycles. If the impacts to customers and prospective customers of current macroeconomic conditions and uncertainty persist or worsen, our business, operating results, financial conditions and prospects could be materially and adversely affected. We currently expect to expand our sales efforts, both domestically and internationally in the long term, but any continuing business disruptions may negatively impact these efforts and adversely impact our business. In addition, we may be unable to hire qualified sales personnel, may be unable to successfully train those sales personnel that we are able to hire, and sales personnel may not become fully productive on the timelines that we have projected or at all. Further, although we dedicate significant resources to sales and marketing programs, these sales and marketing programs may not have the desired effect and may not expand sales. We cannot assure you that our efforts would result in increased sales to existing customers and additional revenue. If our efforts to expand sales and renewals to existing customers are not successful, our business and operating results could be adversely affected.
Our customers generally enter into subscription agreements with terms of one to five years and have no obligation to renew their subscriptions after the expiration of their initial subscription period. Moreover, our customers that do renew their subscriptions may renew for lower subscription or usage amounts or for shorter subscription periods. In addition, in the first year of a subscription, customers often purchase an increased level of professional services (such as deployment services) than they do in renewal years. Costs associated with maintaining a professional services department are relatively fixed in the short term while professional services revenue is dependent on the amount of billable work actually performed for customers in a period, the combination of which may result in variability in, and have a negative impact on, our gross profit. Customer renewals may decline or fluctuate as a result of a number of factors, including the breadth of early deployment, reductions in our customers’ spending levels, higher volumes of usage purchased upfront relative to actual usage during the subscription term, changes in customers’ business models and use cases, our customers’ satisfaction or dissatisfaction with our solutions, our pricing or pricing structure, the pricing or capabilities of products or services offered by our competitors, or the effects of general macroeconomic conditions. If our customers do not renew their agreements with us, or renew on terms less favorable to us, our revenue may decline.
Current and future economic uncertainty and other unfavorable conditions in our industry or the global economy have limited and may continue to limit our ability to grow our business and negatively affect our operating results.
Our operating results may vary based on the impact of changes in the U.S. and global economy, including the effects of recession, fluctuations in inflation and interest rates, bank failures, debt ceiling negotiations, potential government shutdowns and general economic downturns, which can arise suddenly. As a result of current weakened macroeconomic conditions and uncertainty, and related corporate cost cutting and tighter budgets, we are experiencing longer sales cycles and collection periods. Prolonged macroeconomic weakness and uncertainty could continue to adversely affect the ability or willingness of our current and prospective customers to purchase or expand their purchase of our products, further delay customer purchasing decisions, reduce the value of customer contracts, affect attrition rates, or further lengthen collection periods, any of which could materially and adversely affect our business, operating results, financial conditions and prospects. We cannot predict the timing, strength, or duration of any economic downturn. Moreover, any continued disruptions in the banking system, both in the U.S. or abroad, may impact our or our customers’ liquidity and, as a result, negatively impact our business and operating results.
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
•our ability to minimize the time and resources required to deploy our solutions;
•our ability to achieve and maintain high levels of customer satisfaction;
•our ability to deploy upgrades and other changes to our solutions without disruption to our customers;
•the level of customization or configuration we offer;
•the overall level of corporate spending and spending on quote-to-cash and revenue recognition solutions by our customers and prospects, including the impact of spending due to macroeconomic conditions;
•general macroeconomic conditions, both in domestic and foreign markets, including the impacts associated with rising interest rates and inflation, slower growth or recession, geopolitical unrest and developments such as the ongoing conflicts in Ukraine and Israel, bank failures, and debt ceiling negotiations, potential government shutdowns; and
•the price, performance, and availability of competing products and services.
The markets for subscription products and services and for subscription management software may not develop further or may develop slower than we expect. If companies do not shift to subscription business models and subscription management software does not achieve widespread adoption, or if there is a reduction in demand for subscription products and services or subscription management software caused by technological challenges, weakening economic conditions, security or privacy concerns, decreases in corporate spending, a lack of customer acceptance, or otherwise, our business could be materially and adversely affected. In addition, our subscription agreements with our customers generally provide for a minimum monetization platform fee and usage-based fees, which depend on the total dollar amount that is invoiced or managed on our solutions, or the total usage of our solutions. Because a portion of our revenue depends on the volume of transactions that our customers process through our solutions, if our customers do not adopt our solutions throughout their business, if their businesses decline or fail, or if they are unable to successfully shift to subscription business models, including if they fail to successfully deploy our solutions, our revenue could decline and our operation results could be adversely impacted.

If we are unable to grow our sales channels and our relationships with strategic partners, such as system integrators, management consulting firms, and resellers, sales of our products and services may suffer and our growth could be slower than we project.
In addition to our direct sales force, we use strategic partners, such as system integrators, management consulting firms, strategic technology partners and resellers, to market, sell, and implement our solutions. Historically, we have used these strategic partners to a limited degree, but we are prioritizing efforts to make these partners an increasingly important aspect of our business particularly with regard to enterprise and international sales and larger implementations of our products where these partners may have more expertise and established business relationships than we do. We have transitioned and expect to continue to transition a portion of our professional services implementations to these strategic partners, and as a result we expect our professional services revenue as an overall percentage of Zuora's total revenue to continue to decline over time. Our relationships with these strategic partners are still maturing, and we cannot assure you that these partners will be successful in marketing, selling or implementing our solutions. Identifying these partners, negotiating and supporting relationships with them, including training them in how to sell or deploy our solutions, and maintaining these relationships requires significant commitment of time and resources that may not yield a significant return on our investment in these relationships. Our future growth in revenue and ability to achieve and sustain profitability depends in part on our ability to identify, establish, and retain successful strategic partner relationships in the United States and internationally, which will take significant time and resources and involve significant risk. If we are unable to establish and maintain our relationships with these partners, or otherwise develop and expand our indirect distribution channel, our business, operating results, financial condition, or cash flows could be adversely affected.
We also cannot be certain that we will be able to maintain successful relationships with any strategic partners and, to the extent that our strategic partners are unsuccessful in marketing, selling, or implementing our solutions, our business, operating results, and financial condition could be adversely affected. Our strategic partners may market to our customers the products and services of several different companies, including products and services that compete with our solutions. Because our strategic partners do not have an exclusive relationship with us, we cannot be certain that they will prioritize or provide adequate resources to marketing our solutions. Moreover, divergence in strategy by any of these partners may materially adversely affect our ability to develop, market, sell, or support our solutions. We cannot assure you that our strategic partners will continue to cooperate with us. In addition, actions taken or omitted to be taken by such parties may adversely affect us. We are unable to control the quantity or quality of resources that our systems integrator partners commit to deploying our products and services, or the quality or timeliness of such deployment. If our partners do not commit sufficient or qualified resources to these activities, our customers may be less satisfied, or less supportive with references, or may require the investment of our resources at discounted rates. These, and other failures by our partners to successfully deploy our products and services, may have an adverse effect on our business and our operating results.
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
Our future success depends on our continuing ability to attract, train, engage, assimilate, and retain highly skilled personnel, including software engineers, product management, sales, and professional services personnel. We have historically faced intense competition for qualified individuals from numerous software and other technology companies. Although we have experienced decreased voluntary turnover since fiscal 2022, we may experience heightened attrition, including of those with significant institutional knowledge and expertise, negatively impacting productivity and our corporate culture. We may not be able to retain our current key employees, or attract, train, assimilate, or retain other highly skilled personnel in the future, especially in light of uncertain macroeconomic and geopolitical conditions globally. For example, employees may seek new or different opportunities that offer greater compensation or benefits than we offer or are able to offer, making it difficult to retain them. In addition, we may incur significant costs to attract and retain highly skilled personnel, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. As we move into new countries, we will need to attract and recruit skilled personnel in those areas. If we are unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational, and managerial requirements on a timely basis or at all, our business may be adversely affected. Further, given that our employees continue to be distributed globally and most of our employees continue to work remotely, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture that is focused on inclusivity and high performance, underlying the importance of employee connectivity and accountability.

Additionally, we may periodically implement business strategies that impact our employees, including changes to our organizational structure or workforce adjustments such as our November 2022 workforce reduction. Workforce reductions or restructurings could have an adverse effect on our business, including creating negative employee morale and hindering our ability to meet operational targets due to loss of employees. To the extent our compensation programs and workplace culture are not viewed as competitive, or changes in our workforce or other initiatives are not viewed favorably, our ability to attract, retain, and motivate employees can be weakened, which could harm our results of operations.
Our future success also depends in large part on the continued services of senior management, including Tien Tzuo, our founder, Chairman and Chief Executive Officer, who is critical to the development of our technology, platform, future vision, and strategic direction. We also rely on other leaders and key personnel across our company, including those in our sales, support, operations, and research and development teams, which are distributed in the U.S. and abroad. Our senior management and other key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time and for any reason, such as retirement or career change. If we lose the services of senior management or other key personnel and fail to execute effective succession planning for such key personnel, or if we are unable to attract, train, assimilate, and retain the highly skilled personnel we need, our business, operating results, and financial condition could be adversely affected.
Volatility or lack of appreciation in our stock price may also affect our ability to attract and retain our key employees. Many of our senior personnel and other key employees hold a substantial amount of equity awards and shares. Employees may be more likely to leave us if our stock price is depressed for an extended period of time as well as if the exercise price of stock options that they hold are significantly above the market price of our Class A common stock (or, conversely, if the equity or vested equity awards they hold have significantly appreciated in value). If we are unable to retain our employees, or if we need to increase our compensation expenses, including equity compensation expenses, to retain our employees, our business, results of operations, financial condition, and cash flows could be adversely affected.
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
Many of our current and potential competitors have longer operating histories, access to alternative fundraising sources, significantly greater financial, technical, marketing, distribution or professional services experience, or other resources or greater name recognition than we do. In addition, many of our current and potential competitors supply a wide variety of products to, and have strong and well-established relationships with, current and potential customers. As a result, our current and potential competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements or devote greater resources than we can to the development, promotion, and sale of their products and services. In addition, some current and potential competitors may offer products or services that address one or a limited number of functions at lower prices or with greater depth than our solutions, or integrate or bundle such products and services with their other product offerings. Potential customers may prefer to purchase from their existing suppliers rather than from a new supplier. Our current and potential competitors may develop and market new technologies with comparable functionality to our solutions. In addition, because our products and services are integral to our customers’ ability to accurately maintain books and records and prepare financial statements, our potential customers may prefer to purchase applications that are critical to their business from one of our larger, more established competitors, or leverage the software that they have already purchased from our competitors for their billing and accounting needs, or control such infrastructure internally. We may experience fewer customer orders, reduced gross margins, longer sales cycles, and loss of market share. This could lead us to decrease prices, implement alternative pricing structures, or introduce products and services available for free or a nominal price in order to remain competitive. We may not be able to compete successfully against current and future competitors, and our business, operating results, and financial condition will be adversely impacted if we fail to meet these competitive pressures.
Our ability to compete successfully in our market depends on a number of factors, both within and outside of our control. Some of these factors include: ease of use; subscription-based product features and functionality; ability to support the specific needs of companies with subscription business models; ability to integrate with other technology infrastructures and third-party applications; enterprise-grade performance and features such as system scalability, security, performance, and resiliency; vision for the market and product innovation; relationships with strategic partners, including system integrators, management consulting firms, and resellers; total cost of ownership; strength of sales and marketing efforts; brand awareness and reputation; and customer experience, including support and professional services. In addition, if we are unable to effectively articulate the value proposition of our solutions to customers and prospects, we may face difficulties competing in the market, particularly in the current uncertain macroeconomic environment. Any failure by us to compete successfully in any one of these or other areas may reduce the demand for our solutions, as well as adversely affect our business, operating results, and financial condition.
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
We have a history of net losses and may not achieve or sustain profitability.
We have incurred net losses in each fiscal year since inception, including net losses of $198.0 million, $99.4 million, and $73.2 million in fiscal 2023, 2022, and 2021, respectively, and may continue to incur net losses in the future. As of October 31, 2023, we had an accumulated deficit of $808.8 million. As we grow, we expect to make additional expenditures related to the development and expansion of our business, including increasing our overall customer base, expanding relationships with existing customers, entering new vertical markets, expanding our global footprint, expanding and leveraging our relationships with strategic partners including system integrators to accelerate our growth, optimizing pricing and packaging, and expanding our operations and infrastructure. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these increased expenses. In addition, we may delay or reevaluate some or all of the foregoing initiatives in the event that macroeconomic conditions or other factors beyond our control adversely impact our business or operating results. Any delays or reductions in spending in our business development or expansion efforts may negatively affect our ability to expand our operations and maintain or increase our sales. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we may not be able to achieve or maintain profitability in future periods.
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
There is significant competition for sales personnel with the skills and technical knowledge that we require, and we may experience difficulties attracting qualified sales personnel to meet our needs in the future. Because our solutions are often sold to large enterprises and may involve long sales cycles and complex customer requirements, it is more difficult to find sales personnel with the specific skills and technical knowledge needed to sell our solutions and, even if we are able to hire qualified personnel, doing so may be expensive. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of direct sales personnel to support our growth. Due to the complexities of our customer needs, new sales personnel require significant training and can take a number of months to achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect and if our new sales employees do not become fully productive on the timelines that we have projected or at all, our revenue will not increase at anticipated levels and our ability to achieve long-term projections may be negatively impacted.
We may also be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. Furthermore, hiring sales personnel in new countries requires additional set up and upfront costs that we may not recover if the sales personnel fail to achieve full productivity. In addition, as we continue to grow, a larger percentage of our sales force will be new to our company and our solutions, which may adversely affect our sales if we cannot train our sales force quickly or effectively. Attrition rates may increase, and we may also face integration challenges as we continue to seek to expand our sales force in the long-term. If we are unable to hire and train sufficient numbers of effective sales personnel, if attrition increases, or if the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business will be adversely affected.
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
We derive substantially all of our revenue and cash flows from sales of subscriptions and associated deployment of our Zuora Platform, Zuora Billing, Zuora Revenue, and Zuora Payments products, and with the acquisition of Zephr, a digital subscriber experience platform, in fiscal 2023, we added the Zephr subscription experience product to our portfolio. As such, the continued growth in market demand for these products is critical to our success. Demand for our solutions is affected by a number of factors, many of which are beyond our control, including macroeconomic factors, such as the impacts of inflation and rising interest rates on our customers and prospects, the growth or contraction of the Subscription Economy, continued market acceptance of our solutions by customers for existing and new use cases, the timing of development and release of new products and services, features, and functionality introduced by our competitors, changes in accounting standards, laws or regulations, policies, guidelines, interpretations, or principles that would impact the functionality and use of our solutions, and technological change. We expect that an increasing transition to disaggregated solutions that focus on addressing specific customer use cases would continue to disrupt the enterprise software space, enabling new competitors to emerge. We cannot assure you that our solutions and future enhancements to our solutions will be able to address future advances in technology or the requirements of enterprise customers. If we are unable to meet customer demands in creating flexible solutions designed to address all these needs or otherwise achieve more widespread market acceptance of our solutions, our business, operating results, financial condition, and growth prospects would be adversely affected.
Currency exchange rate fluctuations may adversely affect our results of operations, which are reported in U.S. Dollars.
Our international operations expose us to the effects of fluctuations in currency exchange rates, and may increase the cost of our solutions to customers outside of the United States when the U.S. Dollar is stronger relative to other currencies. Currency exchange rate fluctuations have and may adversely affect our business, operating results, financial condition, and cash flows.
In addition, we incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. Dollar and other currencies could result in the dollar equivalent of such expenses being higher. Furthermore, volatile market conditions arising from macroeconomic conditions and geopolitical events, including the ongoing conflicts in Ukraine and Israel, may result in significant fluctuations in exchange rates, and, in particular, a weakening of foreign currencies relative to the U.S. Dollar may negatively affect our revenue. This could have a negative impact on our operating results. Although we may in the future decide to undertake foreign exchange hedging transactions to cover a portion of our foreign currency exchange exposure, we currently do not hedge our exposure to foreign currency exchange risks.
We face risks related to our debt obligations, including our convertible senior unsecured notes and warrants.
We have issued $400.0 million aggregate principal amount of convertible senior unsecured notes due in 2029 (collectively, the "2029 Notes") and warrants for 7.5 million shares of our Class A common stock (Warrants) to Silver Lake Alpine II, L.P. (Silver Lake).
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
We also have a $30.0 million revolving credit facility, which is currently undrawn, under an agreement with Silicon Valley Bank, a division of First-Citizens Bank & Trust. The credit facility contains restrictive covenants, including limitations on our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, pay dividends or repurchase our stock, incur additional indebtedness and liens and enter into new businesses. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lender or terminate the credit facility. Failure to comply with the covenants or other restrictions could result in a default. In addition, the credit facility is secured by substantially all of our non-intellectual property assets and requires us to satisfy certain financial covenants.
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
•cost to develop and upgrade our solutions to incorporate new technologies;
•seasonal purchasing patterns of our customers;
•the impact of outages of our solutions and reputational harm;
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
•political unrest, changes and uncertainty associated with terrorism, hostilities, war (including the ongoing conflicts in Ukraine and Israel), natural disasters, pandemics, and the continuing disruptions to the global banking system; and
•potential costs to attract, onboard, retain, and motivate qualified personnel.
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
Our industry and the market for our solutions are characterized by rapid technological change and innovations (such as the use of artificial intelligence and machine learning technologies), frequent new product and service introductions and enhancements, changing customer demands, and evolving industry standards. If we are unable to develop new products that achieve market acceptance, provide enhancements and new features, or innovate quickly enough to keep pace with these rapid technological developments, our business could be harmed.Additionally, because we provide billing and finance solutions to help our customers with compliance and financial reporting, changes in law, regulations, and accounting standards could impact the usefulness of our products and services and could necessitate changes or modifications to our products and services to accommodate such changes. Subscription management products and services, including our billing, collections and revenue recognition offerings, are inherently complex, and our ability to implement our multi-product strategy, including developing, releasing, marketing and selling new products and services or enhancements, new features and modifications to our existing products and services depends on several factors, including timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies and our solutions, and overall market acceptance. We cannot be sure that we will succeed in developing, marketing, and delivering on a timely and cost-effective basis enhancements or improvements to our platform or any new products and services that respond to continued changes in subscription management practices or new customer requirements, nor can we be sure that any enhancements or improvements to our platform or any new products and services will achieve market acceptance. Since developing our solutions is complex, the timetable for the release of new products and enhancements to existing products is difficult to predict, and we may not offer new products and updates as rapidly as our customers require or expect. In addition, our product development efforts could be delayed or otherwise negatively impacted if there is an adverse geopolitical event in the countries where we operate, including in China and India where we have a sizable number of research and development employees. Any new products or services that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate sufficient revenue. The introduction of new products and enhancements could also increase costs associated with customer support and customer success as demand for these services increase. This increase in cost could negatively impact profit margins, including our gross margin. Moreover, even if we introduce new products and services, we may experience a decline in revenue of our existing products and services that is not offset by revenue from the new products or services. For example, customers may delay making purchases of new products and services to permit them to make a more thorough evaluation of these products and services or until industry and marketplace reviews become widely available. Some customers may hesitate to migrate to a new product or service due to concerns regarding the complexity of migration or performance of the new product or service. In addition, we may lose existing customers who choose a competitor’s products and services or choose to utilize internally developed applications instead of our products and services. This could result in a temporary or permanent revenue shortfall and adversely affect our business.
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
A customer’s failure to deploy our solutions after it enters into a subscription agreement with us, or the incorrect or improper deployment or use of our solutions could result in customer dissatisfaction and negatively affect our business, operating results, financial condition, and growth prospects.
Our solutions are deployed in a wide variety of technology environments and into a broad range of complex workflows. We believe our future success will depend in part on our ability to increase both the speed and success of our deployments, by improving our deployment methodology, hiring and training qualified professionals, deepening relationships with deployment partners, and increasing our ability to integrate into large-scale, complex technology environments. We often assist our customers in deploying our solutions, either directly or through our deployment partners. In other cases, customers rely on third-party partners to complete the deployment. In some cases, customers initially engage us to deploy our solutions, but, for a variety of reasons, including strategic decisions not to utilize subscription business models, fail to ultimately deploy our solutions. If we or our third-party partners are unable to deploy our solutions successfully, or unable to do so in a timely manner and, as a result, customers do not utilize our solutions, we would not be able to generate future revenue from such customers based on transaction or revenue volume and the upsell of additional products and services, and our future operating results could be adversely impacted. In addition, customers may also seek refunds of their initial subscription fee.

Moreover, customer perceptions of our solutions may be impaired, our reputation and brand may suffer, and customers may choose not to renew or expand their use of our solutions.
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
As a substantial portion of our sales efforts are increasingly targeted at large enterprise customers, we may face greater costs, longer sales cycles, and less predictability in the completion of some of our sales. In this market segment, the customer’s decision to use our solutions may be an enterprise-wide decision, in which case these types of sales frequently require approvals by multiple departments and executive-level personnel and require us to provide greater levels of customer education regarding the uses and benefits of our solutions, as well as education regarding security, privacy, and scalability of our solutions, especially for large “business to consumer” customers or those with extensive international operations. These large enterprise transactions might also be part of a customer’s broader business model or business systems transformation project, which are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing, security review, and other delays that could further lengthen the sales cycle. Larger enterprises typically have longer decision-making and deployment cycles, may have greater resources to develop and maintain customized tools and applications, demand more customization, require greater functionality and scalability, expect a broader range of services, demand that vendors take on a larger share of risks, demand increased levels of customer service and support, require acceptance provisions that can lead to a delay in revenue recognition, and expect greater payment flexibility from vendors. We are often required to spend time and resources to better familiarize potential customers with the value proposition of our solutions. As a result of these factors, sales opportunities with large enterprises may require us to devote greater sales and administrative support and professional services resources to individual customers, which could increase our costs, lengthen our sales cycle, and divert our sales and professional services resources to a smaller number of larger customers. We may spend substantial time, effort, and money in our sales, design and implementation efforts without being successful in producing any sales or deploying our products in such a way that is satisfactory to our customers. All these factors can add further risk to business conducted with these customers. In addition, if sales expected from a large customer for a particular quarter are not realized in that quarter or at all, our business, operating results, and financial condition could be materially and adversely affected.
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
Our long-term success depends, in part, on our ability to expand the sales of our solutions to customers located outside of the United States. Our current international operations, and any further expansion of those operations, expose us to risks that could have a material adverse effect on our business, operating results, and financial condition.
We conduct our business activities in various foreign countries and have operations in North America, Europe, Asia, and Australia. During the nine months ended October 31, 2023, we derived approximately 36% of our total revenue from customers located outside the United States. Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple cultures, customs, legal systems, regulatory systems, and commercial infrastructures. International expansion requires us to invest significant funds and other resources. Our operations in international markets may not develop at a rate that supports our level of investment. Our international operations, including any future expansion, may subject us to risks, including with:
•recruiting and retaining talented and capable employees in foreign countries;
•providing our solutions to customers from different cultures, which may require us to adapt sales practices, modify our solutions, and provide features necessary to effectively serve the local market;
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
•political instability and unrest, including the effects of the ongoing conflicts in Ukraine and Israel, especially as it impacts countries in Europe;
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
•disruptions to the U.S. and international banking systems;
•increased costs to establish and maintain effective controls at foreign locations; and
•overall higher costs of doing business internationally.
In addition, geopolitical tensions in countries where we operate may increase our costs of or otherwise prevent us from operating in these countries. If authorities in these locations impose costly or overly burdensome requirements or other sanctions, we may not be able to continue or may need to limit our operations in these countries. For example, we have approximately 150 employees in China, of which most are on our research and development and engineering operations teams. If trade relations between the U.S. and China continue to deteriorate or if sanctions or other regulatory requirements are imposed on our operations in China, it could negatively impact our business operations, product development plans, and financial condition.
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
Once our solutions are deployed to our customers, our customers rely on support services from us and from our third-party partners to resolve any related issues. High-quality education, training and support for our customers and third-party partners is important for the successful marketing and sale of our products and for the renewal of existing customers. The importance of high-quality customer and third-party partner training and support will increase as we expand our business and pursue new enterprises. If we or our third-party partners do not help our customers quickly resolve post-deployment issues, including configuring and using features, and provide them with effective ongoing customer support, our ability to upsell additional products to existing customers could suffer and our reputation with existing or potential customers could be harmed.
Future changes in market conditions or customer demand could require changes to our prices or pricing model, which could adversely affect our business, operating results, and financial condition.
We generally charge our customers a flat fee for their use of our platform and a variable fee based on the amount of transaction volume they process through our system and the number of their subscribers. If our customers do not increase their transaction volume or the number of their subscribers, or an economic downturn reduces their transaction volume or the number of their subscribers, our revenue may be adversely impacted by customers reducing their contracted transaction volume. We have limited experience with respect to determining the optimal prices for our platform, and, as a result, we have in the past needed to and expect in the future to need to change our pricing model from time to time. As the market for our platform matures, or as new competitors introduce new products or services that compete with ours, we may be unable to attract or retain customers at the same price or based on the same pricing models as we have used historically. We may experience pressure to change our pricing model to defer fees until our customers have fully deployed our solutions. Moreover, larger organizations, which comprise a large and growing component of our sales efforts, may demand substantial price concessions. As a result, in the future, we may be required to reduce our prices or change our pricing model, which could adversely affect our revenue, gross margin, profitability, financial position, and cash flow.
If we fail to integrate our solutions with a variety of operating systems, software applications, and hardware platforms that are developed by others, our solutions may become less marketable, less competitive, or obsolete, and our operating results may be adversely affected.
Our solutions must integrate with a variety of network, hardware, and software platforms, and we need to continuously modify and enhance our solutions to adapt to changes in cloud-enabled hardware, software, networking, browser, and database technologies. We have developed our solutions to be able to integrate with third-party SaaS applications, including the applications of software providers that compete with us, through the use of APIs. For example, Zuora CPQ integrates with certain capabilities of Salesforce using publicly available APIs. In general, we rely on the fact that the providers of such software systems, including Salesforce, continue to allow us access to their APIs to enable these integrations, and the terms with such companies may be subject to change from time to time. We also integrate certain aspects of our solutions with other platform providers. Any change or deterioration in our relationship with any platform provider may adversely impact our business and operating results.
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
In addition, we have benefited from these platform providers’ brand recognition, reputations, and customer bases. Any losses or shifts in the market position of these platform providers in general, in relation to one another or to new competitors or new technologies could lead to losses in our relationships or customers, or to our need to identify or transition to alternative channels for marketing our solutions. Such changes could consume substantial resources and may not be effective. If we are unable to respond to changes in a cost-effective manner, our solutions may become less marketable, less competitive, or obsolete and our operating results may be negatively impacted.
If we fail to develop, maintain, and enhance our brand and reputation cost-effectively, our business and financial condition may be adversely affected.
We believe that developing, maintaining, and enhancing awareness and integrity of our brand and reputation in a cost-effective manner are important to achieving widespread acceptance of our solutions and are important elements in attracting new customers and maintaining existing customers. We believe that the importance of our brand and reputation will increase as competition in our market further intensifies. Successful promotion of our brand and the Subscription Economy concept will depend on the effectiveness of our marketing efforts, our ability to provide reliable and useful solutions at competitive prices, the perceived value of our solutions, and our ability to provide quality customer support. In addition, the promotion of our brand requires us to make substantial expenditures, and we anticipate that the expenditures will increase as our market becomes more competitive, as we expand into new markets, and as more sales are generated through our strategic partners. Brand promotion activities may not yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in building and maintaining our brand and reputation. We also rely on our customer base and community of end-users in a variety of ways, including to give us feedback on our solutions and to provide user-based support to our other customers. If we fail to promote and maintain our brand successfully or to maintain loyalty among our customers, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract new customers and partners or retain our existing customers and partners and our business and financial condition may be adversely affected. Any negative publicity relating to our customers, employees, partners, or others associated with these parties, may also tarnish our own reputation simply by association and may reduce the value of our brand. Damage to our brand and reputation may result in reduced demand for our solutions and increased risk of losing market share to our competitors. Any efforts to restore the value of our brand and rebuild our reputation may be costly and may not be successful.
We employ third-party licensed software for use in or with our software, and the inability to maintain these licenses or errors in the software we license could result in increased costs or reduced service levels, which could adversely affect our business.
Our software incorporates certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such third-party software and development tools from third parties in the foreseeable future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, including open source software, this may not always be the case, or it may be difficult or costly to migrate to other third-party software. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties. In addition, integration of our software with new third-party software may require significant work and require substantial investment of our time and resources. Also, any undetected or uncorrected errors or defects in third-party software could prevent the deployment or impair the functionality of our software, present security risks, delay new updates or enhancements to our solutions, result in a failure of our solutions, and injure our reputation.
Certain of our operating results and financial metrics may be difficult to predict as a result of seasonality.
Although we have not historically experienced significant seasonality with respect to our subscription revenue throughout the year, we have seen seasonality in our sales cycle as a large percentage of our customers make their purchases in the third month of any given quarter. In addition, our fourth quarter has historically been our strongest quarter. We believe that this results in part from the procurement, budgeting, and deployment cycles of many of our customers. We generally expect a relative increase in sales in the second half of each year as budgets of our customers for annual capital purchases are being fully utilized. We may be affected by seasonal trends in the future, particularly as our business matures. Such seasonality may result from a number of factors, including a slowdown in our customers’ procurement process during certain times of the year, both domestically and internationally, and customers choosing to spend remaining budgets shortly before the end of their fiscal years. These effects may become more pronounced as we target larger organizations and their larger budgets for sales of our solutions. Additionally, this seasonality may be reflected to a much lesser extent, and sometimes may not be immediately apparent, in our revenue, due to the fact that we recognize subscription revenue over the term of the applicable subscription agreement. In addition, our ability to record professional services revenue can potentially vary based on the number of billable days in the given quarter, which is impacted by holidays and vacations. To the extent we experience this seasonality, it may cause fluctuations in our operating results and financial metrics and make forecasting our future operating results and financial metrics more difficult.
Risks Related to Information Technology, Intellectual Property, and Data Security and Privacy
If our security measures are breached or if unauthorized access to customer, employee or other confidential data is otherwise obtained, or if our solutions are perceived as not being secure, we may lose existing customers or fail to attract new customers, our business may be harmed and we may incur significant liabilities.

Our solutions involve the storage, transmission and processing of our customers’ proprietary data, including highly confidential financial information regarding their business, and personal or confidential information of our customers' customers or other end users. Additionally, we maintain our own proprietary, confidential and otherwise sensitive information, including employee information. While we have security measures in place to protect customer information and prevent data loss and other security breaches, these measures may be breached as a result of third-party action, including cyberattacks or other intentional misconduct by computer hackers, employee error, malfeasance or otherwise. The risk of a cybersecurity incident occurring has increased as more companies and individuals work remotely, potentially exposing us to new, complex threats. Additionally, due to political uncertainty and military actions such as those associated with the conflicts in Ukraine and Israel, we and our service providers are vulnerable to heightened risks of cybersecurity incidents and security and privacy breaches from or affiliated with nation-state actors. If any unauthorized or inadvertent access to, or a security breach or incident impacting our platform or other systems or networks used in our business occurs, such event could result in the loss, alteration, or unavailability of data, unauthorized access to, or use or disclosure of data, and any such event, or the belief or perception that it has occurred, could result in a loss of business, severe reputational damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, indemnity obligations, and damages for contract breach or penalties for violation of applicable laws or regulations.
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
Additionally, the SEC and many jurisdictions have enacted or may enact laws and regulations requiring companies to disclose or otherwise provide notifications regarding data security breaches. For example, the SEC recently adopted cybersecurity risk management and disclosure rules, which require the disclosure of information pertaining to cybersecurity incidents and cybersecurity risk management, strategy, and governance. These or other disclosures regarding a security breach or incident could result in negative publicity to us, which may cause our customers to lose confidence in the effectiveness of our data security measures which could impact our operating results.
Despite our investments into measures designed to minimize the risk of security breaches, we may experience security incidents or breaches in the future due to elevated cyber threats. If a high profile security breach or incident occurs with respect to us, another Software as a Service (SaaS) provider or other technology company, our current and potential customers may lose trust in the security of our solutions or in the SaaS business model generally, which could adversely impact our ability to retain existing customers or attract new ones. Such a breach or incident, or series of breaches or incidents, could also result in regulatory or contractual security requirements that could make compliance challenging. Even in the absence of any security breach or incident, customer concerns about privacy, security, or data protection may deter them from using our platform for activities that involve personal or other sensitive information.
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
In addition, like many similarly situated technology companies, we have a sizable number of research and development and other personnel located outside the United States, including in India and China, which has exposed and could continue to expose us to governmental and regulatory, as well as market and media, scrutiny, regarding the actual or perceived integrity of our platform or data security and privacy features. Any actual or perceived security compromise could reduce customer confidence in the effectiveness of our security measures, negatively affect our ability to attract new customers, and cause existing customers to reduce the use or stop using our solutions, any of which could harm our business and reputation.
Privacy and security concerns, laws, and regulations, may adversely affect our business.

Governments and agencies worldwide have adopted or may adopt laws and regulations regarding the collection, use, storage, data residency, security, disclosure, transfer across borders and other processing of information obtained from individuals within jurisdictions. These laws and regulations increase the costs and burdens of compliance, including the ability to transfer information from, or a requirement to store in, particular jurisdictions and could:
•impact our ability to offer our products and services in certain jurisdictions,
•decrease demand for or require us to modify or restrict our product or services, or
•impact our customers’ ability and willingness to use, adopt and deploy our solutions globally.
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
We also are bound by standards, contracts and other obligations relating to processing personal information that are more stringent than applicable laws and regulations. The costs of compliance with, and other burdens imposed by, these laws, regulations, and other obligations are significant. In addition, some companies, particularly larger or global enterprises, often will not contract with vendors that do not meet these rigorous obligations and often seek contract terms to ensure we are financially liable for any breach of these obligations. Accordingly, our or our vendors' failure, or perceived inability, to comply with these obligations may limit the demand, use and adoption of our solutions, lead to regulatory investigations, breach of contract claims, litigation, damage our reputation and brand and lead to significant fines, penalties, or liabilities or slow the pace at which we close sales transactions, any of which could harm our business. In addition, there is no assurance that our privacy and security-related safeguards, including measures we may take to mitigate the risks of using third parties, will protect us from the risks associated with the third-party processing, storage, and transmission of such information.
Privacy advocacy groups, the technology industry, and other industries have established or may establish various new, additional, or different self-regulatory standards that may place additional burdens on us. Our customers may require us or we may find it advisable to meet voluntary certifications or adhere to other standards established by them or third parties. Our customers may also expect us to take proactive stances or contractually require us to take certain actions should a request for personal information belonging to customers be received from a government or regulatory agency. If we are unable to maintain such certifications, comply with such standards, or meet such customer requests, it could reduce demand for our solutions and adversely affect our business.
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
Moreover U.S. patent law, developing jurisprudence regarding U.S. patent law, and possible future changes to U.S. or foreign patent laws and regulations may affect our ability to protect and enforce our intellectual property rights. In addition, the laws of some countries do not provide the same level of protection of our intellectual property as do the laws of the United States. As we expand our international activities, our exposure to unauthorized copying and use of our solutions and proprietary information will likely increase. Despite our precautions, our intellectual property is vulnerable to unauthorized access through employee error or actions, theft, and cybersecurity incidents, and other security breaches. It may be possible for third parties to infringe upon or misappropriate our intellectual property, to copy our solutions, and to use information that we regard as proprietary to create products and services that compete with ours. Effective intellectual property protection may not be available to us in every country in which our solutions are available. For example, some foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against certain third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. We may need to expend additional resources to defend our intellectual property rights domestically or internationally, which could impair our business or adversely affect our domestic or international expansion. Moreover, we may not pursue or file patent applications or apply for registration of copyrights or trademarks in the United States and foreign jurisdictions in which we operate with respect to our potentially patentable inventions, works of authorship, marks and logos for a variety of reasons, including the cost of procuring such rights and the uncertainty involved in obtaining adequate protection from such applications and registrations. If we cannot adequately protect and defend our intellectual property, we may not remain competitive, and our business, operating results, and financial condition may be adversely affected.
We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with other parties. We cannot assure you that these agreements will be effective in controlling access to, use of, and distribution of our proprietary information or in effectively securing exclusive ownership of intellectual property developed by our current or former employees and consultants. Further, these agreements may not prevent other parties from independently developing technologies that are substantially equivalent or superior to our solutions.
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

Errors, defects, or disruptions in our solutions could diminish demand, harm our financial results, and subject us to liability.
Our customers use our products for important aspects of their businesses, and any errors, defects, or disruptions to our solutions, or other performance problems with our solutions could harm our brand and reputation and may damage our customers’ businesses. We are also reliant on third-party software and infrastructure, including the infrastructure of the Internet, to provide our products and services. Any failure of or disruption to this software and infrastructure could also make our solutions unavailable to our customers. Our solutions are constantly changing with new software releases, which may contain undetected errors when first introduced or released. Any errors, defects, disruptions in service, or other performance problems with our solutions could result in negative publicity, loss of or delay in market acceptance of our products, loss of competitive position, delay of payment to us, lower renewal rates, or claims by customers for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem. Accordingly, any errors, defects, or disruptions to our solutions could adversely impact our brand and reputation, revenue, and operating results.
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
We currently host our solutions, serve our customers, and support our operations using Amazon Web Services (AWS), a provider of cloud infrastructure services, and have begun enabling new features and capabilities for our solutions using Microsoft's Azure cloud service. We also leverage AWS in various geographic regions for our disaster recovery plans. We do not have control over the operations of the facilities of AWS or Azure. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures, and similar events, including events due to the effects of climate change. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in our solutions. In addition, breaks in the supply chain due to transportation issues or other factors could potentially disrupt the delivery of hardware needed to maintain these third-party systems or to run our business. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism, and other misconduct.
The continuing and uninterrupted performance of our solutions are critical to our success. Because our products and services are used by our customers for billing and financial accounting purposes, it is critical that our solutions be accessible without interruption or degradation of performance, and we typically provide our customers with service level commitments with respect to service uptime. Customers may become dissatisfied by any system failure that interrupts our ability to provide our solutions to them. Outages could lead to the triggering of our service level agreements and the issuance of credits to our customers, in which case, we may not be fully indemnified for such losses by AWS or Azure. We may not be able to easily switch our public cloud providers, including AWS and Azure, to another cloud provider if there are disruptions or interference with our use of either facility. Sustained or repeated system failures would reduce the attractiveness of our solutions to customers and result in contract terminations, thereby reducing revenue. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact use of our solutions. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our service.
While our agreement with AWS expires in September 2024, AWS and our other cloud providers do not have an obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with these providers on commercially reasonable terms, if our agreements with our providers are prematurely terminated, or if in the future we add additional public cloud providers, we may experience additional costs or service downtime in connection with the transfer to, or the addition of, new public cloud providers. If these providers were to increase the cost of their services, we may have to increase the price of our solutions, and our operating results may be adversely impacted.
We are vulnerable to intellectual property infringement claims brought against us by others.
There has been considerable activity in our industry to develop and enforce intellectual property rights. Successful intellectual property infringement claims against us or certain third parties, such as our customers, resellers, or strategic partners, could result in monetary liability or a material disruption in the conduct of our business. We cannot be certain that our products and services, content, and brand names do not or will not infringe valid patents, trademarks, copyrights, or other intellectual property rights held by third parties. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to cease selling or using solutions that incorporate the intellectual property that we allegedly infringe, make substantial payments for legal fees, settlement payments, licensing costs, or other costs or damages, and obtaining a license, may not be available on reasonable terms or at all, thereby hindering our ability to sell or use the relevant technology, or require redesign of the allegedly infringing solutions to avoid infringement, which could be costly, time-consuming, or impossible. Any claims or litigation, regardless of merit, could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our products and services, or require that we comply with other unfavorable terms. We do not have a significant patent portfolio, which could prevent us from deterring patent infringement claims through our own patent portfolio, and our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. We may also be obligated to indemnify our customers or strategic partners in connection with such infringement claims, or to obtain licenses from third parties or modify our solutions, and each such obligation could further exhaust our resources. Some of our intellectual property infringement indemnification obligations are contractually capped at a very high amount or not capped at all.
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
Our solutions contain open source software components, and failure to comply with the terms of the underlying licenses could restrict our ability to sell our solutions.
Our solutions incorporate certain open source software. An open source license typically permits the use, modification, and distribution of software in source code form subject to certain conditions. Some open source licenses contain conditions that any person who distributes or uses a modification or derivative work of software that was subject to an open source license make the modified version subject to the same open source license. Distributing or using software that is subject to this kind of open source license can lead to a requirement that certain aspects of our solutions be distributed or made available in source code form. Although we do not believe that we have used open source software in a manner that might condition its use on our distribution of any portion of our solutions in source code form, the interpretation of open source licenses is legally complex and, despite our efforts, it is possible that we may be liable for copyright infringement, breach of contract, or other claims if our use of open source software is adjudged to not comply with the applicable open source licenses.
Moreover, we cannot assure you that our processes for controlling our use of open source software in our solutions will be effective. If we have not complied with the terms of an applicable open source software license, we may need to seek licenses from third parties to continue offering our solutions on terms that are not economically feasible, to re-engineer our solutions to remove or replace the open source software, to discontinue the sale of our solutions if re-engineering could not be accomplished on a timely basis, to pay monetary damages, or to make available the source code for aspects of our proprietary technology, any of which could adversely affect our business, operating results, and financial condition.
In addition to risks related to license requirements, use of open source software can involve greater risks than those associated with use of third-party commercial software, as open source licensors generally do not provide warranties, assurances of title, performance, non-infringement, or controls on the origin of the software. There is typically no support available for open source software, and we cannot assure you that the authors of such open source software will not abandon further development and maintenance. Open source software may contain security vulnerabilities, and we may be subject to additional security risk by using open source software. Many of the risks associated with the use of open source software, such as the lack of warranties or assurances of title or performance, cannot be eliminated, and could, if not properly addressed, negatively affect our business. We have established processes to help alleviate these risks, including a review process for screening requests from our development organizations for the use of open source software, but we cannot be sure that all open source software is identified or submitted for approval prior to use in our solutions.
Risks Related to Legal, Regulatory, Accounting, and Tax Matters
Adverse litigation judgments or settlements could expose us to significant monetary damages or limit our ability to operate our business.
From time to time, we face litigation or claims arising in or outside the ordinary course of business, which may include class actions, derivative actions, private actions, collective actions, investigations, and various other legal proceedings by stockholders, customers, employees, suppliers, competitors, government agencies, or others. The results of any such litigation, investigations, and other legal proceedings are inherently unpredictable and expensive. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, damage our reputation, require significant amounts of management time, and divert significant resources. If legal proceedings were to be determined adversely to us, or we were to enter into a settlement arrangement, we could be exposed to significant monetary damages or limits on our ability to operate our business, which could have a material adverse effect on our business, financial condition, and operating results. For example, in connection with the settlement of certain shareholder litigation, in the quarter ended October 31, 2023, we made a payment of $68.3 million (net of insurance proceeds). For more information on the shareholder litigation, see Note 13. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.
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
We generally recognize subscription revenue from customers ratably over the terms of their contracts, which typically vary between one and three years. As a result, most of the subscription revenue we report in each quarter is derived from the recognition of unearned revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any particular quarter would likely have a minor impact on our revenue results for that quarter, but could negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions, and potential changes in our pricing policies or rate of renewals, may not be fully reflected in our operating results until future periods. Moreover, our subscription model makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

We typically provide service level commitments under our customer contracts. If we fail to meet these contractual commitments, we could be obligated to provide credits or refunds for prepaid amounts related to unused subscription services or face contract terminations, which could adversely affect our operating results.
Our customer contracts typically provide for service level commitments, which relate to service uptime, response times, and escalation procedures. If we are unable to meet the stated service level commitments or suffer extended periods of unavailability for our solutions, we may be contractually obligated to provide these customers with service credits, refunds for prepaid amounts related to unused subscription services, or other remedies, or we could face contract terminations. In addition, we could face legal claims for breach of contract, product liability, tort, or breach of warranty. Although we have contractual protections, such as warranty disclaimers and limitation of liability provisions, in our customer agreements, they may not fully or effectively protect us from claims by customers, commercial relationships, or other third parties. We may not be fully indemnified by our vendors for service interruptions beyond our control, and any insurance coverage we may have may not adequately cover all claims asserted against us, or may cover only a portion of such claims. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation and divert management’s time and other resources. Thus, our revenue could be harmed if we fail to meet our service level commitments under our agreements with our customers, including, but not limited to, maintenance response times and service outages. Typically, we have not been required to provide customers with service credits that have been material to our operating results, but we cannot assure you that we will not incur material costs associated with providing service credits to our customers in the future. Additionally, any failure to meet our service level commitments could adversely impact our reputation, business, operating results, and financial condition.
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
In order to support our growth and respond to business challenges, such as developing new features or enhancements to our solutions to stay competitive, acquiring new technologies, and improving our infrastructure, we have made significant financial investments in our business, and we intend to continue to make such investments. As a result, to provide the funds required for these investments and other business endeavors, we may need to engage in equity or debt financings. For example, we have issued $400.0 million in senior unsecured notes to Silver

Lake (2029 Notes), including $150.0 million that were issued in the quarter ended October 31, 2023. See Note 9. Debt of the Notes to Condensed Consolidated Financial Statements for more information about the 2029 Notes. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution, and these securities could have rights, preferences, and privileges that are superior to that of holders of our common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve additional restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. Future volatility in the trading price of our common stock may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression or other sustained adverse market event resulting from deteriorating macroeconomic factors could materially and adversely affect our business and the value of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations.
Failure to comply with anti-corruption and anti-money laundering laws, including the FCPA and similar laws associated with our activities outside of the United States, could subject us to penalties and other adverse consequences.
We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the UK Bribery Act, and possibly other anti-bribery and anti-money laundering laws in countries in which we conduct activities. We face significant risks if we fail to comply with the FCPA and other anti-corruption laws that prohibit companies and their employees and third-party intermediaries from promising, authorizing, offering, or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties, and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any advantage. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. In addition, we use various third parties to sell our solutions and conduct our business abroad. We or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. We have implemented an anti-corruption compliance program but cannot assure you that all of our employees and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.
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
Our solutions are subject to governmental, including United States and European Union, export control laws and import regulations, and as a U.S. company we are covered by the U.S. sanctions regulations. U.S. export control and economic sanctions laws and regulations prohibit the shipment of certain products and services to U.S. embargoed or sanctioned countries, governments, entities and persons, and complying with export control and sanctions regulations for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. While we take precautions to prevent our solutions from being exported in violation of these laws or engaging in any other activities that are subject to these regulations, if we were to fail to comply with U.S. export laws, U.S. Customs regulations and import regulations, U.S. economic sanctions, and other countries’ import and export laws, we could be subject to substantial civil and criminal penalties, including fines for our company, incarceration for responsible employees, reputational harm, and/or the possible loss of export or import privileges which could impact our ability to provide our solutions to customers.
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
Further, if our partners, including suppliers, fail to obtain required import, export, or re-export licenses or permits, we may also be impacted by becoming the subject of government investigations or penalties and therefore incur reputational harm. Changes in our solutions or changes in export and import regulations may create delays in the introduction of our solutions in international markets, prevent our customers with international operations from deploying our solutions globally or, in some cases, prevent the export or import of our solutions to certain countries, governments, or persons altogether. Any change in export or import laws or regulations, economic sanctions, or related legislation, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons, or technologies targeted by such laws and regulations, could result in decreased use of our solutions by, or in our decreased ability to export or sell our solutions to, existing or potential customers such as customers with international operations or customers who are added to the restricted entities list published by the U.S. Office of Foreign Assets Control (OFAC). Any decreased use of our solutions or limitation on our ability to export or sell our solutions would likely harm our business, financial condition, and operating results.
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
•negative publicity related to the real or perceived quality of our solutions, as well as the failure to timely launch new products and services that gain market acceptance;
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
•other events or factors, including those resulting from geopolitical developments such as war, incidents of terrorism, or responses to these events, including the ongoing conflicts in Ukraine and Israel;
•the impact of catastrophic events such as natural disasters or pandemics on the global macroeconomy, our operating results and enterprise technology spending;
•sales of shares of our Class A common stock by us or our stockholders;
•inflation;
•fluctuations in interest rates; and
•disruptions to the U.S. or international banking system.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, particularly during the current period of macroeconomic uncertainty, including rising inflation, increasing interest rates and fluctuations in international currency rates, bank failures, debt ceiling negotiations, potential government shutdowns, as well as the impacts of geopolitical developments. Stock prices of many companies, and technology companies in particular, have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. These economic, political, regulatory and market conditions have and may continue to negatively impact the market price of our common stock. Volatility in our stock price also affects the value of our equity compensation, which affects our ability to recruit and retain employees. If we fail to meet expectations related to future growth, profitability, or other market expectations, our stock price may decline further, which could have a material adverse effect on investor confidence and employee retention. In addition, some companies that have experienced volatility in the market price of their securities have been subject to shareholder litigation. We have been subject to shareholder litigation, which is described in Note 13. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements. Future shareholder litigation could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.
The market price of our Class A common stock could decline as a result of a substantial number of shares of our Class A common stock being issued or sold, which may make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.
As of November 30, 2023, a total of 135.0 million shares of Class A common stock and 8.1 million shares of Class B common stock were outstanding. Issuances of a substantial number of shares of our Class A common stock, including as a result of the exercise or conversion into Class A common stock of outstanding convertible notes, warrants, equity awards, shares of Class B common stock or other securities, could result in significant dilution to our existing stockholders and cause the market price of our Class A common stock to decline. From time to time, we may issue shares of common stock or securities convertible into shares of common stock in connection with a financing, an acquisition, investments, or otherwise. For example, as described in Note 9. Debt of the Notes to Consolidated Financial Statements, we have issued to Silver Lake convertible notes in the aggregate principal amount of $400.0 million, including $150.0 million that were issued during the quarter ended October 31, 2023, as well as warrants to purchase up to 7.5 million shares of Class A common stock. In addition, under certain circumstances, the number of shares issuable upon conversion of the convertible notes or exercise of the Warrants may be subject to increase, as described in Note 9. Debt and Note 17. Warrants to Purchase Shares of Common Stock of the Notes to Condensed Consolidated Financial Statements. The conversion of these convertible notes or exercise of these Warrants could result in a substantial number of shares of our Class A common stock being issued.
In addition, we grant equity awards to employees, directors, and consultants under our 2018 Equity Incentive Plan on an ongoing basis and our employees have the right to purchase shares of our Class A common stock semi-annually under our 2018 Employee Stock Purchase Plan. As of October 31, 2023, there were a total of 21.8 million shares of Class A common stock subject to outstanding options and restricted stock units (RSUs), including performance stock units (PSUs). Subject to vesting and other applicable requirements, the shares issued upon the exercise of such options or settlement of such RSUs will be available for resale in the open market. Moreover, the market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market over a short period of time, such as sales by our directors, executive officers, or significant stockholders, sales by Zuora for employee tax withholding purposes upon vesting of RSUs or PSUs, and sales by employees during limited open trading windows.
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
Our common stock consists of two classes, including our Class B common stock, which has ten votes per share, and our Class A common stock, which has one vote per share. As of October 31, 2023, our Class B common stock holds approximately 38% of the total voting power of our common stock, with our CEO and his affiliates holding substantially all of our Class B common stock. As a result, the holders of our Class B common stock, including our CEO, could substantially influence all matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the outstanding shares of Class B common stock, (ii) April 16, 2028, and (iii) the date the shares of Class B common stock cease to represent at least 5% of all outstanding shares of our common stock (such date referred to as the "Class B expiration"). Until the Class B expiration, the concentrated influence held by our Class B common stock limits or precludes your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. Additionally, our ability to pay dividends on our common stock is limited by restrictions under the terms of our credit facility with Silicon Valley Bank, a division of First-Citizens Bank & Trust. We anticipate that for the foreseeable future we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
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
Political developments impacting government spending and international trade, including future government shutdowns in the United States, debt ceiling negotiations, potential government shutdowns, armed conflict such as the conflicts in Ukraine and Israel, trade disputes and tariffs, including the U.S.’s ongoing trade disputes with China and other countries, inflation, and rising interest rates, may negatively impact markets and cause weaker macroeconomic conditions. The continuing effect of any or all of these political or other uncertainties could adversely impact demand for our products, harm our operations and weaken our financial results.
In addition, in recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. Economic uncertainty and associated macroeconomic conditions, such as a recession or rising inflation rates or economic slowdown in the United States or internationally, including due to the ongoing conflicts in Ukraine and Israel, make it extremely difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our solutions, which could delay and lengthen sales cycles. Furthermore, during uncertain economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for credit losses and our results could be negatively impacted.
We have customers in a variety of different industries. A significant downturn in the economic activity attributable to any particular industry may cause organizations to react by reducing their capital and operating expenditures in general or by specifically reducing their spending on information technology. In addition, our customers may delay or cancel information technology projects or seek to lower their costs by renegotiating vendor contracts. To the extent purchases of our solutions are perceived by customers and potential customers to be discretionary, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, customers may choose to develop in-house software or modify their legacy business software as an alternative to using our solutions. Moreover, competitors may respond to challenging market conditions by lowering prices and attempting to lure away our customers.
We cannot predict the timing, strength, or duration of any economic slowdown or any subsequent recovery generally, or any industry in particular. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, and operating results could be materially adversely affected.
Moreover, continued disruptions in the banking system, both in the U.S. or abroad, may impact our or our customers’ liquidity and, as a result, negatively impact our business and operating results.
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
In the event of a natural disaster, including a major earthquake, blizzard, wildfire, or hurricane, or other catastrophic event such as a fire, power loss, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our solutions, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. For example, our corporate headquarters is located in California, a state that frequently experiences earthquakes and wildfires. Additionally, all the aforementioned risks may be further increased if we do not implement an effective disaster recovery plan or our partners’ disaster recovery plans prove to be inadequate.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements

During the three months ended October 31, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Zuora securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

Exhibit Number		Incorporated By Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.1	First Supplemental Indenture, dated September 22, 2023, by and between U.S. Bank Trust Company, National Association, as trustee. and the Registrant					X
10.1	Amendment No. 1 to the Investment Agreement, dated September 22, 2023, by and between Silver Lake and the Registrant					X
10.2	Letter Agreement, dated October 27, 2023, by and among First-Citizens Bank & Trust and the Registrant					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act					X
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).					X
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

ZUORA, INC.

Date: December 7, 2023	By:	/s/ Todd McElhatton
Todd McElhatton
Chief Financial Officer (Principal Financial Officer)

Date: December 7, 2023	By:	/s/ Matthew Dobson
Matthew Dobson
Chief Accounting Officer (Principal Accounting Officer)