Form 10-K
period 2024-01-31
ZUORA INC
filed 2024-03-26
CIK 1423774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________
FORM 10-K
_____________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2024
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing price, as reported by the New York Stock Exchange, of the Registrant’s Class A common stock, as of July 31, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1.3 billion. Solely for purposes of this disclosure, shares of the Registrant’s Class A common stock and Class B common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
As of February 29, 2024, the number of shares of the Registrant’s Class A common stock outstanding was 137.8 million and the number of shares of the Registrant’s Class B common stock outstanding was 8.2 million.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended January 31, 2024. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
This Form 10-K contains forward-looking statements within the meaning of the federal securities laws. All statements contained in this Form 10-K, other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. Words such as “believes,” “may,” “will,” "determine," “estimates,” “potential,” "possible," “continues,” “anticipates,” “intends,” “expects,” “could,” “would,” “projects,” “plans,” “targets,” "may affect," "seek," and variations of such words and similar expressions are intended to identify forward-looking statements.
Forward-looking statements contained in this Form 10-K include, but are not limited to, statements about our expectations regarding:
•trends in revenue, cost of revenue, and gross margin;
•economic uncertainty and associated trends in macroeconomic conditions, as well as geopolitical conditions, including the effects of economic downturns, inflation, rising interest rates, bank failures, debt ceiling negotiations, potential government shutdowns, and wars;
•currency exchange rate fluctuations;
•trends and expectations in our operating and financial metrics, including customers with annual contract value (ACV) equal to or greater than $250,000, dollar-based retention rate, annual recurring revenue, and growth of and within our customer base;
•future acquisitions, the anticipated benefits of such acquisitions and our ability to integrate the operations and technology of any acquired company;
•industry trends, projected growth, or trend analysis, including the shift to recurring revenue business models;
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
•the impact of actions that we are taking to improve operational efficiencies and operating costs, including the workforce reduction we approved in January 2024;
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

PART I
Item 1. Business
Overview
Zuora provides a leading monetization suite for modern businesses, built to help companies launch and scale new services and operate dynamic, customer-centric business models. Our technology solutions enable companies across multiple industries and geographies to build, run, and grow a modern, subscription business, automating the quote-to-revenue process, including offers, billing, collections, and revenue recognition. With Zuora’s solutions, businesses can change and evolve how they go to market through a mix of monetization models, efficiently comply with revenue recognition standards, analyze customer data to optimize their offerings and build recurring relationships with their customers.
Many of today’s enterprise software systems manage their quote-to-revenue process using software built for one-time transactions. These systems were not designed for the dynamic, ongoing nature of recurring revenue, consumption-based, or hybrid pricing models, and can be extremely difficult to configure. In traditional product-based businesses, quote-to-revenue is a linear process — a customer orders a product, is billed for that product, payment is collected, and the revenue is recognized. These legacy product-based systems were not specifically designed to handle the complexities of managing ongoing customer relationships and recurring revenue models commonly found in subscription businesses, including billing proration, revenue recognition and reporting, and calculating the lifetime value of the customer. Using legacy or homegrown software to build a recurring revenue business often results in inefficient processes with prolonged and complex manual downstream work, hard-coded customizations, and a proliferation of stock-keeping units (SKUs).
However, enterprise business models are inherently dynamic, with multiple interactions, flexible pricing, global complexities, and continuously evolving relationships and events. The capabilities to launch, price, and bill for products, facilitate and record cash receipts, process and recognize revenue, and analyze data to drive key decisions are mission critical and particularly complex for companies that operate at a global scale. As a result, as companies launch, grow, and scale their businesses, they often conclude that legacy systems are inadequate. This is where Zuora comes in.
Our vision is “The World Subscribed” — the idea that one day every company will be a part of the Subscription Economy. Our focus has been on providing the technology our customers need to thrive as customer-centric, recurring revenue businesses.
Our solutions include Zuora Billing, Zuora Revenue, Zuora Payments, Zephr, Zuora Platform, and other software that support and expand upon these core offerings (together, "our solutions"). Our software helps companies analyze data — including information such as which customers are delivering the most recurring revenue, or which segments are showing the highest churn — enabling customers to make informed decisions about their monetization strategy and quickly implement changes such as launching new services, updating pricing (usage, time, or outcome based), delivering new offerings, or making other changes to their customers’ experience. We also have a large ecosystem of global partners that can assist our customers with additional monetization strategies and services throughout the subscription journey.
Companies in a variety of industries — technology, manufacturing, media and entertainment, telecommunications, and many others — are using our solutions to scale and adapt to a world that is increasingly choosing subscription-based offerings. Our customers include 19% of the Fortune 100 companies as of January 31, 2024.
Products
Our cloud-based solutions enable companies to monetize business models by automating their quote-to-revenue operations. We can deploy and configure our portfolio of products to meet a wide variety of use cases for companies with recurring revenue, consumption-based, or hybrid business models.

Our product offerings include:
•Zuora Billing. Zuora Billing allows our customers to deploy a variety of pricing and packaging strategies to monetize their recurring revenue streams, efficiently and accurately bill customers, calculate prorations when subscriptions change, and automate billing and payment operations. The offering also helps our customers set payment terms, manage hierarchical billing relationships, consolidate invoicing across multiple subscriptions, and calculate taxes. Zuora Billing also includes our Zuora CPQ module, which enables customers to configure, price, and quote a wide variety of subscription options, including complex arrangements such as multi-year subscriptions, and price ramps. The Zuora CPQ module also uses a rules engine and guided selling workflows to help customers scale their sales teams.
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
•Zuora Payments. Zuora Payments is designed to provide payment orchestration services for companies looking to operate globally, helping them increase conversions while reducing costs. It has a broad set of payment capabilities enabling customers to utilize a global network of payment gateways and methods, easily accept payments via hosted payment forms, securely store the payment methods with a PCI-compliant vault, dynamically route payments and smart payment recovery and dunning tools to reduce involuntary churn. It optionally provides Zuora Fraud Protection, which is designed to protect customers from payment fraud activities like bot attacks and chargebacks and improve the transaction acceptance.
•Zephr. Zephr is a digital subscriber experience platform that helps companies, including those in the digital publishing and media industry, orchestrate dynamic experiences that increase conversion, reduce churn, and nurture ongoing subscriber relationships.
•Our Zuora Platform acts as an orchestration engine for all subscription data and processes, allowing our customers to power their quote-to-revenue process and deeply understand their customers to tailor their experience with curated offers. Zuora Platform provides the following capabilities:
◦Integrated data model enabling customers to manage their subscribers and easily set up and iterate offerings, subscribers, subscriptions, rate plans, payment methods and other metrics.
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
◦Analytics and reporting to provide customers insights from their subscriber data and related activity across the subscriber lifecycle, including out-of-the-box subscription metrics such as monthly recurring revenue (MRR), ACV, and customer churn.
Business Benefits of Using Our Solutions
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
•Increase Operational Efficiencies. Customers regularly make changes to their subscriptions. Zuora automates these processes and reduces the impact of changes across the quote-to-revenue process, including proration for invoices, changes to revenue recognition, taxation, provisioning, and reporting. Automating these functions saves businesses valuable time and resources by eliminating manual processes and customizations while increasing operational efficiencies.
•Free Up IT and Engineering Resources. Our cloud-based solutions reduce both system complexity and costs. With Zuora, engineering and IT departments no longer need to build in-house custom systems or customizations for their Enterprise Resource Planning (ERP) systems to keep pace with market changes, ongoing customer demands, and new quote-to-revenue processes.
•Establish a Single System of Record. Our solutions capture financial and operational data and enable businesses to have a single system of record rather than having to reconcile data from multiple systems. Key business metrics can be accessed at any point in time to make critical business decisions.
•Make Customer Data-Driven Decisions. Because our solutions serve as a single source of data and information for subscribers, companies can use Zuora to gain insight into subscriber data and behavior. This helps them understand their subscribers better, identify up-sell opportunities, and increase customer retention.
•Access Growing Ecosystem of Quote-to-Revenue Partners. Our solutions have over 50 pre-built connectors to various quote-to-revenue software partners, including payment gateways, tax vendors, general ledgers, ERP, and Customer Relationship Management (CRM) systems. Rather than building integrations for each of these, our customers can take advantage of pre-built connectors to extend the capabilities of Zuora for specific industries.
•Support Rapid International Expansion. With over 45 pre-built payment gateways, over 150 supported currencies, and 17 supported payment methods, our solutions enable companies to quickly expand internationally and acquire and support customers in new countries.
•Manage Complex Revenue Streams. In light of the accounting complexities associated with recurring revenue models, our revenue recognition software automates revenue recognition processes in compliance with certain accounting standards and reduces our customers’ reliance on error-prone manual processing and spreadsheets.
Competitive Strengths
We believe the following competitive advantages enable us to maintain and extend our leadership as the system of record for companies in the Subscription Economy:
•Comprehensive solutions built specifically to handle the complexities of recurring revenue business models;
•Flexible technology with a broad range of customers and use cases;
•Pre-built connectors, application programming interfaces (APIs), and SDKs, that can easily integrate with a variety of applications, such as a General Ledger, Data Warehouses, taxation systems, payment gateways, and more;
•Mission-critical system that is difficult to replace;
•Accelerated pace of innovation with over a decade of development experience;
•Deep domain expertise across a broad range of recurring revenue business models;
•Proven track record with 461 customers with ACV equal to or greater than $250,000 as of January 31, 2024;
•Strong network of systems integrator partners; and
•Growing ecosystem with dozens of pre-built integrations to payment gateways, tax solutions, and enterprise applications.
Growth Strategy
Key elements of our growth strategy include:
•New Customer Acquisition. We intend to continue to acquire new enterprise customers in current and future vertical and geographic markets. The enterprise customers we target include both large enterprises and fast-growing enterprises and disruptors that we believe will become large enterprises. Given our recent experience with slower IT spending among our target customers, we have implemented a "lighter, faster" sales strategy, which means we are focused on acquiring new customers through smaller deals that are less likely to result in protracted sales cycles.
•Expand Relationships with Existing Customers. We intend to expand existing customers’ use of our platform and drive sustainable growth in multiple ways, such as increasing transaction volume, up-sells and cross-sells of additional products. Our lighter, faster sales strategy positions us well to expand our relationships with customers over time.
•Enter New Vertical Markets. We currently have a strong position in key vertical markets, including technology, media and entertainment, and manufacturing. We intend to continue to expand to additional vertical markets over time.
•Expand our Global Footprint. As the market for our products continues to evolve around the world, we may further expand into new countries where we see future opportunities.
•Leverage Global Systems Integrators to Accelerate our Growth. We plan to continue to work with systems integrators to leverage their role in advocating for and implementing our current and prospective customers' transformations to recurring revenue business models.
•Launch New Products and Extend our Technology Lead. As we grow and evolve with our customers, we plan to continue developing and offering additional software to enhance our current offerings.
•Optimize Pricing and Packaging. We intend to optimize and enhance pricing and packaging to further align the value our customers realize from our software with the revenue we receive.
Our Customers
Organizations of all sizes, across a wide variety of industries and in many locations around the world, use our solutions. As of January 31, 2024, we had 461 customers with ACV equal to or greater than $250,000, representing over 80% of our total ACV. As of January 31, 2023 and 2022, we had 431 and 369 customers, respectively, with ACV equal to or greater than $250,000. We define the number of customers at the end of any particular period as the number of parties or organizations that have entered into a distinct subscription contract with us and for which the term has not ended. Each such party with whom we have entered into a distinct subscription contract is considered a unique customer, and in some cases, there may be more than one customer within a single organization. For more information on ACV, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operational and Financial Metrics.”
Sales and Marketing
We market and sell to organizations of different sizes across a broad range of industries. We work with companies that are launching, transforming, and scaling new recurring revenue business models, with a focus on enterprise-scale businesses, or fast-growing companies with the potential to achieve enterprise scale.
Our sales model is supported by a field sales organization. Because of the transformative nature of our solutions, especially in larger organizations, the selling process is often complex and can involve agreement across multiple departments inside an organization, including the chief executive officer. Over the years, we have developed methodologies and best practices to assist our sales teams in navigating these challenges and have built these learnings into our sales enablement and training to assist with onboarding and productivity of new sales account executives. We believe our sales methodologies and processes offer us significant advantages, particularly in long enterprise sales cycles. Our sales teams are organized by geographic territories, new and install base, and industry verticals. We plan to continue to invest in our direct sales force to grow our enterprise customer base, both domestically and internationally.
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

Competition
The market for monetization products and services is highly competitive, rapidly evolving, fragmented, and subject to changing technology, shifting customer needs, and frequent introductions of new products and services.
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
•startup usage billing specialists;
•point solution providers; and
•in-house custom built systems.
We believe the principal competitive factors in our market include:
•subscription and consumption-based product features and functionality;
•ability to support the specific needs of companies with recurring revenue, consumption or hybrid business models, or combinations of these various complex business models;
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
•brand awareness and reputation; and
•total cost of the solutions.
We believe we compete favorably against our competitors with respect to these factors. Our ability to compete will largely depend on our ongoing performance and the quality of our platform.
Human Capital
People and Culture
Zuora aims to recruit, develop and engage a diverse workforce that continues to advance the Subscription Economy. Our culture is rooted in the premise that our employees, whom we call “ZEOs”, are empowered to embrace a mindset of ownership in order to think differently and creatively as they innovate and collaborate working together as one team building toward our vision. Our culture is key to our success and we strive to create an inclusive, high-performing environment where ZEOs feel valued and supported to achieve both their and the company's objectives. As of January 31, 2024, we had 1,618 employees, including 910, or 56%, located outside the United States, primarily in Asia, Europe, and Australia. The number of employees we had at January 31, 2024 does not reflect headcount reductions in connection with the workforce reduction we announced in January 2024.

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

Diversity and Inclusion
As a global company, we embrace the diversity of our employees, partners, customers, other stakeholders and the communities we collectively serve. We believe our diversity and inclusion efforts are a focus of our stakeholders and their engagement with us, especially those outside of the United States, and lead to a positive economic impact. We are committed to developing a diverse and thriving workforce and inclusive ZEO culture. We seek and embrace people who bring diverse backgrounds, perspectives, and experiences and believe this is critical to our success. We continue to build diversity and inclusion into our culture with a focus on creating environments and practices that mitigate bias and allow our employees to be their authentic selves while performing their best work at Zuora.
Our Zuora employee resource groups (ZRGs), which are ZEO-led groups open to all ZEOs that aim to elevate the experiences and interest of underrepresented groups in our workforce, play a key role in this effort. As of January 31, 2024 we had nine ZRGs covering a wide variety of interests.
As part of our inclusion efforts, we also foster multiple ongoing educational opportunities and events for employees to have open and ongoing conversations across teams and with senior leaders on a variety of topics. These are opportunities for continuous learning as well as for Zuora to receive feedback on how we can improve our workplace and culture, while also encouraging a meaningful connection and sense of belonging across our globally-distributed workforce.
As of January 31, 2024, our executive management team was comprised of 30% women and 40% self-identified as coming from certain other underrepresented groups. In addition, our Board of Directors is made up of highly skilled individuals from the technology and business sectors. As of January 31, 2024, women represent 33% of our Board of Directors and 33% of our Board of Directors identify as members of certain other underrepresented groups.
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
Social Impact
We encourage our ZEOs to give back to the causes that matter to them. Zuora is a member of the Pledge 1% movement and we are committed to leveraging our employees' time and talent to make the communities where we live and work stronger. To facilitate our Pledge 1% initiative, we have empowered our employees with the tools and resources they need to create local Z-Philanthropy chapters at our offices worldwide. Through our Z-Philanthropy chapters, ZEOs in our offices across the globe step up to lead giving and volunteering efforts throughout the year and create lasting partnerships with local nonprofits through these employee-led groups. In addition to the sustained efforts of our local Z-Philanthropy chapters, we host an annual Global Month of Service where ZEOs worldwide participate in volunteer and fundraising events. In fiscal 2024, our ZEOs volunteered over 3,500 hours of their time to mission-aligned nonprofits.
Additionally, Zuora made a $0.5 million cash donation in fiscal 2024 to the Zuora Impact Fund, a donor-advised fund managed by the Tides Foundation. The Tides Foundation uses the share proceeds to make charitable donations to a wide variety of nonprofits helping communities around the world. We also have an annual employee matching gifts program under which the Zuora Impact Fund matches up to $1,000 per ZEO for their charitable donations, volunteer time, or a combination of the two.
Intellectual Property
We primarily rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality procedures, contractual commitments, and other legal rights to protect our intellectual property. As of January 31, 2024, we had 55 issued patents that expire between 2032 and 2041 as well as 32 patent applications pending in the U.S and foreign jurisdictions. We also pursue the registration of our domain names, trademarks, and service marks in the United States and in certain foreign jurisdictions. Our trademarks include Zuora, Subscription Economy, Subscribed, Powering the Subscription Economy and Zephr. Additionally, we enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with other parties in connection with the disclosure of our confidential information.
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
New and evolving laws and regulations, and changes in their enforcement and interpretation, may require changes to our platform, products, services, or business practices, and may significantly increase our compliance costs and otherwise adversely affect our business and results of operations. As our business expands to include additional products and services, and our operations expand internationally, our compliance requirements and costs may increase, and we may be subject to increased regulatory scrutiny. We believe we are currently in material compliance with laws and regulations to which we are subject and do not expect continued compliance to have a material impact on our capital expenditures, earnings, or competitive position. We continue to monitor existing and pending laws and regulations and while the impact of regulatory changes cannot be predicted with certainty, we do not expect compliance requirements to have a material adverse effect.
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
Zuora, the Zuora logo, Zephr, Zuora Platform, Zuora Billing, Zuora Revenue, Zuora CPQ, Zuora Payments, Zuora Marketplace, Powering the Subscription Economy, Subscribed, Subscription Economy, and other registered or common law trade names, trademarks, or service marks of Zuora appearing in this Form 10-K are the property of Zuora. This Form 10-K contains additional trade names, trademarks, and service marks of other companies that are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by these other companies. Solely for convenience, our trademarks and tradenames referred to in this Form 10-K appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor, to these trademarks and tradenames.
Available Information
Our reports filed with or furnished to the SEC pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act) are available, free of charge, on our Investor Relations website at https://investor.zuora.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website at http://www.sec.gov that contains reports, and other information regarding us and other companies that file materials with the SEC electronically. We use our Investor Relations website as a means of disclosing material information. Accordingly, investors should monitor our Investor Relations website, in addition to following our press releases, SEC filings and public conference calls and webcasts.
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
Risks Related to Our Business and Industry
•If we are unable to attract new customers and retain and expand sales to existing customers, our revenue growth could be slower than we expect and our business may be adversely affected.
•If we fail to manage our revenue and profitability plans effectively, our business, operating results, and financial condition could be adversely affected.
•If the market for monetization platform software and related solutions, and consumer adoption of products and services that are provided through such solutions, develops slower than we expect, our growth may slow or stall, and our operating results could be adversely affected.
•If we are unable to successfully execute our strategic initiatives, such as increasing our sales to large enterprises and fast-growing enterprises and disruptors as well as expanding and strengthening our sales channels and relationships with system integrators, our business, operating results and financial condition could be adversely affected.
•If we are unable to recruit or retain senior management or other key personnel and maintain our corporate culture, we may not be able to execute on our business strategy.
•If we are unable to effectively compete in the market for our solutions or such markets develop slower than we expect, our business, operating results, and financial condition would be adversely affected.
•Current and future economic uncertainty and other unfavorable conditions in our industry or the global economy have limited and may continue to limit our growth and adversely affect our operating results.
•We have a history of net losses and may not achieve or sustain profitability.
•Our revenue growth and ability to achieve and sustain profitability will depend, in part, on our ability to increase productivity of our sales force.
•Our success depends in large part on a limited number of products, and if these current or future products fail to gain market acceptance or our product development efforts are unsuccessful, our business, operating results, and financial condition could be adversely affected.
•Currency exchange rate fluctuations may adversely affect our operating results.
•We face risks related to our debt obligations.
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
•Inability or failure to protect our intellectual property could adversely affect our business.
•Any disruptions of service at our cloud providers, including Amazon Web Services (AWS) and Microsoft's Azure cloud service, could interrupt or delay our ability to deliver our services to our customers, which could harm our business and our financial results.
•Our increased focus on the development and use of various types of artificial intelligence (AI) in our platform and our business, as well as our potential failure to effectively implement, use, and market AI could adversely affect our business.
Risks Related to Legal, Regulatory, Accounting, and Tax Matters
•Adverse litigation judgments or settlements could expose us to significant monetary damages or limit our ability to operate our business.
•If we are not able to satisfy government and industry-specific requirements, such as data protection, security, privacy, and export laws, our growth could be harmed.
Risks Related to Ownership of Our Class A Common Stock
•The stock price of our Class A common stock has been, and may continue to be, volatile, and you could lose all or part of your investment.
•The dual class structure of our common stock has the effect of concentrating voting control with holders of our Class B common stock, including our Chief Executive Officer (CEO), which limits or precludes your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
•Investor expectations and our disclosed performance and aspirations for environmental, social, and governance (ESG) factors may expose us to new risks and additional costs.

Risks Related to Our Business and Industry
If we are unable to attract new customers and retain and expand sales to existing customers, our revenue growth could be slower than we expect, and our business may be adversely affected.
Our ability to achieve significant growth in revenue in the future will depend, in large part, upon our ability to attract new customers, both domestically and internationally. This may be particularly challenging where an organization has already invested substantial personnel and financial resources to integrate billings and other business and financial management tools, including custom-built solutions, into its business, as such an organization may be reluctant or unwilling to invest in new products and services. As a result, selling our solutions often requires sophisticated, costly, and lengthy sales efforts that are targeted at functional experts and senior management, and the success of these efforts can be difficult to predict. During the fiscal year ended January 31, 2024, sales and marketing expenses represented approximately 39% of our total revenue. If we fail to attract new customers and maintain and expand new customer relationships, our revenue may grow more slowly than we expect. Additionally, we may successfully attract new customers but underestimate the length of time for such new relationships to become profitable. If we experience any of these issues attracting, maintaining, expanding, or profiting from new customers, our business and operating results may be adversely affected.
Our future revenue growth also depends upon our ability to retain and expand sales and renewals of subscriptions to our solutions with existing customers. If our existing customers do not expand their use of our solutions over time, do not renew their subscriptions or if we receive requests from an increased number of customers for changes to payment or other terms as a result of the impact of macroeconomic conditions, including global economic uncertainty geopolitical tensions, inflation and increasing interest rates, on their businesses, our revenue may grow more slowly than expected, may not grow at all, or may decline. Our success is also dependent, in part, on our ability to effectively differentiate and cross-sell our products. If we experience issues with successfully implementing or cross-selling our products, revenue may grow more slowly or may not grow at all.
Our customers generally enter into subscription agreements with terms of one to five years and have no obligation to renew their subscriptions after the expiration of their initial subscription period. Moreover, our customers that do renew their subscriptions may renew for lower subscription or usage amounts or for shorter subscription periods. In addition, in the first year of a subscription, customers often purchase an increased level of professional services (such as deployment services) than they do in renewal years. Costs associated with maintaining a professional services department are relatively fixed in the short term while professional services revenue is dependent on the amount of billable work actually performed for customers in a period, the combination of which may result in variability in, and have an adverse impact on, our gross profit. Customer renewals may decline or fluctuate as a result of a number of factors, including the breadth of deployment, reductions in our customers’ spending levels, the volume of usage purchased upfront relative to actual usage during the subscription term, changes in customers’ business models, our customers' performance, and use cases, our customers’ satisfaction or dissatisfaction with our solutions, our pricing or pricing structure, the pricing or capabilities of products or services offered by our competitors, or the effects of general macroeconomic conditions. If our customers do not renew their agreements with us, or renew on terms less favorable to us, our revenue may decline.
Our sales and marketing efforts are impacted by macroeconomic conditions and other events beyond our control. In light of current macroeconomic conditions and uncertainty, certain customers and prospective customers have reduced or delayed technology or other discretionary spending or otherwise are cautious about purchasing decisions and, as a result, we are experiencing longer sales cycles in some cases. If the impacts to customers and prospective customers of current macroeconomic conditions and uncertainty persist or worsen, our business, operating results, financial condition and prospects could be materially and adversely affected.
While we currently expect to expand our sales efforts both in the U.S. and abroad in the long term, any continuing or future business disruptions may adversely impact these efforts and our business. We may be unable to hire and successfully train qualified sales personnel, and sales personnel may not become fully productive on the timelines that we have projected or at all. Further, although we dedicate significant resources to sales and marketing programs, these sales and marketing programs may take longer than we anticipate to have the desired effect, or may not expand sales at all. We cannot assure you that our efforts will result in increased sales or additional revenue. If our efforts to expand sales and renewals to new and existing customers are not successful, our business and operating results could be adversely affected.

If we fail to manage our revenue and profitability plans effectively, our business, operating results, and financial condition could be adversely affected.
We may continue to experience organizational changes which may make our operations more complex and may continue to place significant demands on our management and our operational and financial resources. If we are unable to manage our revenue and profitability plans effectively, which may continue to be impacted by macroeconomic conditions and other factors outside of our control, our business, operating results, and financial condition could be adversely affected. To manage changes in our operations and personnel, we will need to continue to improve and achieve efficiencies with respect to our operational, financial, and management controls and our reporting systems and procedures, including improving timely access to operational information to optimize business decisions. For example, in January 2024, our Board of Directors approved a workforce reduction plan designed to better align the organization with the company's current business priorities and enable further investment in key areas, along with strengthening our commitment to profitable growth. Failure to manage revenue and profitability plans effectively could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new products and services or enhancing existing products and services, loss of customers, or other operational difficulties in executing sales strategies, any of which could adversely affect our business performance and operating results.
If the market for monetization platform software and related solutions, and consumer adoption of products and services that are provided through such solutions, develops slower than we expect, our growth may slow or stall, and our operating results could be adversely affected.
Our success depends on companies investing in monetization solutions, including recurring revenue or consumption management, revenue recognition and subscriber experience software and products, and consumers choosing to consume products and services through such solutions. Companies may be unwilling or unable to invest in monetization solutions due to the significant cost of such solutions or if they do not believe that the consumers of their products and services would be receptive to offerings on such monetization solutions, or they may choose to invest in such solutions more slowly than we expect. Our growth also depends, to a large extent, on the willingness of large enterprises that have adopted recurring revenue or consumption business models utilizing cloud-based products and services to manage billings and financial accounting relating to their offerings. In addition, those enterprises that do shift to a recurring revenue model may decide that they do not need a solution that offers the range of functionalities that we offer. Many companies have invested substantial effort and financial resources to develop custom-built applications or integrate traditional enterprise software into their businesses as they adopt recurring revenue business models and may be reluctant or unwilling to switch to different applications. Factors that may affect market acceptance and sales of our products and services include:
•the number of companies shifting to recurring revenue business models;
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
•general macroeconomic conditions, both in domestic and foreign markets, including the impacts associated with rising interest rates and inflation, slower growth or recession, geopolitical unrest and developments such as the ongoing conflicts in Ukraine and Israel, changes in China-Taiwan and U.S.-China relations, bank failures, debt ceiling negotiations, and potential government shutdowns; and
•the price, performance, and availability of competing products and services.

The markets for monetization products and services and for monetization software may not develop further or may develop slower than we expect. If companies do not shift to recurring revenue business models and monetization software does not achieve widespread adoption, or if there is a reduction in demand for monetization products and services or monetization software caused by technological challenges, weakening economic conditions, security or privacy concerns, decreases in corporate spending, a lack of customer acceptance, or otherwise, our business could be materially and adversely affected. In addition, our subscription agreements with our customers generally provide for a minimum monetization platform fee and usage-based fees, which depend on the total dollar amount that is invoiced or managed on our solutions, or the total usage of our solutions. Because a portion of our revenue depends on the volume of transactions that our customers process through our solutions, if our customers do not adopt our solutions throughout their business, if their businesses decline or fail such that they discontinue using our solutions, or if they are unable to successfully shift to recurring revenue business models, including if they fail to successfully deploy our solutions, our revenue could decline and our operation results could be adversely impacted.
If we are unable to grow our sales channels and our relationships with strategic partners, such as system integrators, management consulting firms, and strategic technology partners, sales of our products and services may suffer and our growth could be slower than we project.
In addition to our direct sales force, we use strategic partners, such as system integrators, management consulting firms, and strategic technology partners, to market, sell, and implement our solutions. Historically, we have used these strategic partners largely with respect to enterprise and international sales and larger implementations of our products where these partners may have more expertise and established business relationships than we do. While we expect to continue to utilize our own professional services, especially for smaller fast-growing companies, we also expect to continue to transition a portion of our professional services implementations to these strategic partners, and as a result we expect our professional services revenue as an overall percentage of Zuora's total revenue to continue to decline over time. Our relationships with these strategic partners are still maturing, and we cannot assure you that these partners will be successful in marketing, selling or implementing our solutions. Identifying these partners, negotiating and supporting relationships with them, including training them in how to sell or deploy our solutions, and maintaining these relationships requires significant commitment of time and resources that may not yield a significant return on our investment in these relationships. Our future growth in revenue and ability to achieve and sustain profitability depends in part on our ability to identify, establish, and retain successful strategic partner relationships in the United States and internationally, which will take significant time and resources and involve significant risk. If we are unable to establish and maintain our relationships with these partners, or otherwise develop and expand our indirect distribution channel, our business, operating results, financial condition, or cash flows could be adversely affected.
We also cannot be certain that we will be able to maintain successful relationships with any strategic partners and, to the extent that our strategic partners are unsuccessful in marketing, selling, or implementing our solutions, our business, operating results, and financial condition could be adversely affected. Our strategic partners may market to our customers the products and services of several different companies, including products and services that compete with our solutions. Because our strategic partners do not have an exclusive relationship with us, we cannot be certain that they will prioritize or provide adequate resources to marketing our solutions. Moreover, divergence in strategy by any of these partners may materially and adversely affect our ability to develop, market, sell, or support our solutions. We cannot assure you that our strategic partners will continue to cooperate with us. In addition, actions taken or omitted to be taken by such parties may adversely affect us. We are unable to control the quantity or quality of resources that our systems integrator partners commit to deploying our products and services, or the quality or timeliness of such deployment. If our partners do not commit sufficient or qualified resources to these activities, our customers may be less satisfied, or less supportive with references, or may require the investment of our resources at discounted rates. These, and other failures by our partners to successfully deploy our products and services, may have an adverse effect on our business and our operating results.
Our business depends largely on our ability to attract and retain talented employees, including senior management, and maintain our corporate culture. If we lose the services of Tien Tzuo, our founder, Chairman, and CEO, or other critical talent across our executive team and in other key roles, or fail to maintain our corporate culture, we may not be able to execute on our business strategy.
Our future success depends on our continuing ability to attract, train, engage, assimilate, and retain highly skilled personnel, including software engineers, product management, sales, and professional services personnel. We have historically faced intense competition for qualified individuals from numerous software and other technology companies. Although we have experienced decreased voluntary turnover since fiscal 2022, we may experience heightened attrition, including of those with significant institutional knowledge and expertise, adversely impacting productivity and our corporate culture. We may not be able to retain our current key employees, or attract, train, assimilate, or retain other highly skilled personnel in the future, especially in light of uncertain macroeconomic and geopolitical conditions globally. For example, employees may seek new or different opportunities that offer greater compensation or benefits than we offer or are able to offer, making it difficult to retain them. In addition, we may incur significant costs to attract and retain highly skilled personnel, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. If we move into new countries, we will need to attract and recruit skilled personnel in those areas. If we are unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational, and managerial requirements on a timely basis or at all, our business may be adversely affected. Further, given that our employees continue to be distributed globally and most of our employees continue to work remotely in some capacity, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture that is focused on inclusivity and high performance, underlying the importance of employee connectivity and accountability. Additionally, we may periodically implement business strategies that impact our employees, including changes to our organizational structure or workforce adjustments such as our November 2022 and January 2024 workforce reductions. Workforce reductions or restructurings could have an adverse effect on our business, including creating negative employee morale, harming our reputation and making it difficult to attract new talent, contributing to attrition of employees targeted for retention, and hindering our ability to meet operational targets due to loss of employees. To the extent our compensation programs and workplace culture are not viewed as competitive, or changes in our workforce or other initiatives are not viewed favorably, our ability to attract, retain, and motivate employees can be weakened, which could harm our operating results.
In order to attract and retain personnel in a competitive marketplace, we believe that we must provide a competitive compensation package, including cash and equity-based compensation. Many of our senior personnel and other key employees hold a substantial amount of equity awards and shares and volatility or lack of appreciation in our stock price may affect our ability to attract and retain our senior personnel and key employees. If our stock price is depressed for an extended period of time or if the exercise price of outstanding stock options are significantly above the market price of our Class A common stock (or, conversely, if outstanding equity or vested equity awards have significantly appreciated in value), employees may be more likely to leave us. We therefore may modify our compensation policies by, for example, increasing cash compensation to certain employees or modifying existing share options. These modifications of our compensation policies may increase our operating expenses and result in the dilution of the holders of our ordinary shares. Alternatively, we may elect to reduce equity compensation to mitigate the effects of dilution, which could adversely impact employee retention. We cannot be certain that these and any other changes in our compensation policies will or would improve our ability to attract, retain and motivate employees.
Our future success also depends in large part on the continued services of senior management, including Tien Tzuo, our founder, Chairman and CEO, who is critical to the development of our technology, platform, future vision, and strategic direction. We also rely on other leaders and key personnel across our company, including those in our sales, support, operations, and research and development teams, which are distributed in the U.S. and abroad. Our senior management and other key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time and for any reason, such as retirement or career change. If we lose the services of senior management or other key personnel and fail to execute effective succession planning for such key personnel, or if we are unable to attract, train, assimilate, and retain the highly skilled personnel we need, our business, operating results, and financial condition could be adversely affected.
The market in which we participate is competitive, and our operating results could be harmed if we do not compete effectively.
The market for our solutions is highly competitive, rapidly evolving, and fragmented, and subject to changing technology, shifting customer needs, and frequent introductions of new products and services.
Certain of our current and potential competitors have longer operating histories, access to alternative fundraising sources, significantly greater financial, technical, marketing, distribution or professional services experience, or other resources or greater name recognition than we do. In addition, many of our current and potential competitors supply a wide variety of products to, and have strong and well-established relationships with, current and potential customers. As a result, our current and potential competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements or devote greater resources than we can to the development, promotion, and sale of their products and services. In addition, some current and potential competitors may offer products or services that address one or a limited number of functions at lower prices or with greater depth than our solutions, or integrate or bundle such products and services with their other product offerings. Potential customers may prefer to purchase from their existing suppliers rather than from a new supplier. Our current and potential competitors may develop and market new technologies with comparable functionality to our solutions. In addition, because our products and services are integral to our customers’ ability to accurately maintain books and records and prepare financial statements, our potential customers may prefer to purchase applications that are critical to their business from one of our larger, more established competitors, or leverage the software that they have already purchased from our competitors for their billing and accounting needs, or control such infrastructure internally. We may experience fewer customer orders, reduced gross margins, longer sales cycles, and loss of market share. This could lead us to decrease prices, implement alternative pricing structures, or introduce products and services available for free or a nominal price in order to remain competitive. We may not be able to compete successfully against current and future competitors, and our business, operating results, and financial condition will be adversely impacted if we fail to meet these competitive pressures.
Our ability to compete successfully in our market depends on a number of factors, both within and outside of our control. Some of these factors include: ease of use; recurring revenue-based and consumption-based product features and functionality; ability to support the specific needs of companies with recurring revenue, consumption-based, and hybrid business models; ability to integrate with other technology infrastructures and third-party applications; enterprise-grade performance and features such as system scalability, security, reliability, performance, effectiveness, and resiliency; vision for the market and product innovation; relationships with strategic partners, including system integrators, management consulting firms, and resellers; total cost of ownership; adherence to industry standards and certifications; strength of sales and marketing efforts; brand awareness and reputation; and customer experience, including support and professional services. In addition, if we are unable to effectively articulate the value proposition of our solutions to customers and prospects, we may face difficulties competing in the market and may fail to attract new customers or lose or fail to maintain or develop our relationships with existing customers, particularly in the current uncertain macroeconomic environment. Any failure by us to compete successfully in any one of these or other areas may reduce the demand for our solutions, as well as adversely affect our business, operating results, and financial condition.
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
Current and future economic uncertainty and other unfavorable conditions in our industry or the global economy have limited and may continue to limit our ability to grow our business and adversely affect our operating results.
Our operating results may vary based on the impact of changes in the U.S. and global economy, including fluctuations in inflation and interest rates, geopolitical tensions, debt and equity market fluctuations, diminished liquidity and credit availability, bank failures, debt ceiling negotiations, potential government shutdowns, recessionary conditions and general economic downturns, which can arise suddenly, and the full impact of such conditions can be difficult to predict. As a result of ongoing uncertain macroeconomic conditions, and related corporate cost cutting and tighter budgets, we have experienced and may continue to experience longer sales cycles and collection periods in some cases. Prolonged macroeconomic uncertainty could continue to adversely affect the ability or willingness of our current and prospective customers to purchase or expand their purchase of our products, further delay customer purchasing decisions, reduce the value of customer contracts, affect attrition rates, or further lengthen collection periods, any of which could materially and adversely affect our business, operating results, financial conditions and prospects. We cannot predict the timing, strength, or duration of any economic downturn. Moreover, any future disruptions in the banking system, both in the U.S. or abroad, may impact our or our customers’ liquidity and, as a result, adversely impact our business and operating results.

We have a history of net losses and may not achieve or sustain profitability.
We have incurred net losses in each fiscal year since inception, including net losses of $68.2 million, $198.0 million, and $99.4 million in fiscal 2024, 2023, and 2022, respectively, and may continue to incur net losses in the future. As we grow, we expect to make additional expenditures related to the development and expansion of our business, including increasing our overall customer base, expanding relationships with existing customers, entering new vertical markets, expanding our global footprint, expanding and leveraging our relationships with strategic partners including system integrators to accelerate our growth, optimizing pricing and packaging, expanding our operations and infrastructure, and potentially acquiring other businesses. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these increased expenses. In addition, we may delay or reevaluate some or all of the foregoing initiatives in the event that macroeconomic conditions or other factors beyond our control adversely impact our business or operating results. Any delays or reductions in spending in our business development or expansion efforts may adversely affect our ability to expand our operations and maintain or increase our sales. While our revenue has grown in recent years, such results are not indicative of future growth and if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we may not be able to achieve or maintain profitability in future periods.
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
Because our solutions are often sold to large enterprises and may involve long sales cycles and complex customer requirements, there is significant competition for sales personnel with the specific skills and technical knowledge needed to sell our solutions. Our ability to achieve significant revenue growth will depend, in large part, on our success recruiting, hiring, training, motivating, and retaining sufficient numbers of effective sales personnel to support our growth, and such efforts may be difficult and expensive. If we are not able to attract and maintain sufficient numbers of effective sales personnel, our sales personnel do not reach sufficient levels of productivity on the timelines we have projected or at all, or our sales personnel are not successful in bringing potential customers into the pipeline, converting them into new customers, or increasing sales to our existing customer base, our revenue will not increase at anticipated levels and our ability to achieve long-term projections may be adversely impacted.
We may also be unable to hire or retain sufficient numbers of qualified individuals in the markets where we operate or plan to operate. Furthermore, hiring sales personnel in new countries requires additional set up and upfront costs that we may not recover if the sales personnel fail to achieve full productivity. In addition, as we continue to grow, a larger percentage of our sales force will be new to our company and our solutions, which may adversely affect our sales if we cannot train our sales force quickly or effectively. Attrition rates may increase, and we may also face integration challenges inherent in efficiently managing an increased number of employees over large geographic distances, as we continue to seek to expand our sales force in the long-term. If we are unable to hire and train sufficient numbers of effective sales personnel, if attrition increases, or if the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business will be adversely affected.
We periodically change and make adjustments to our sales organization in response to market opportunities, competitive threats, management changes, product and service introductions or enhancements, acquisitions, sales performance, increases in sales headcount, cost levels, and other internal and external considerations, including potential changes and uncertainties associated with macroeconomic conditions or other factors beyond our control. Any future changes in our sales organization may result in a temporary reduction of productivity, which could adversely affect our rate of growth. In addition, any significant change to the way we structure our compensation of our sales organization may be disruptive and may affect our revenue growth.

Our success depends in large part on a limited number of products. If these products, enhancements to these products, or future products we develop, fail to gain or lose market acceptance, our business will suffer.
We derive substantially all of our revenue and cash flows from sales of subscriptions and associated deployment of our Zuora Billing, Zuora Revenue, Zuora Payments, Zephr, and Zuora Platform products. The continued growth in market demand for these products is critical to our success and may be impacted by a number of factors outside of our control, including macroeconomic factors, such as the impacts of inflation and rising interest rates on our customers and prospects, the growth or contraction of recurring revenue business models by our customers and prospects, continued market acceptance of our solutions by customers for existing and new use cases, the timing of development and release of new products and services, features, and functionality introduced by our competitors, changes in accounting standards, laws or regulations, policies, guidelines, interpretations, or principles that would impact the functionality and use of our solutions, and technological change. We expect that an increasing transition to disaggregated solutions that focus on addressing specific customer use cases would continue to disrupt the enterprise software space, enabling new competitors to emerge. We cannot assure you that our solutions, future enhancements to our solutions, or new products we develop or add to our portfolio as a result of future acquisitions, will be able to address future advances in technology or the requirements of enterprise customers. If we are unable to meet customer demands in creating flexible solutions designed to address all these needs or otherwise achieve more widespread market acceptance of our solutions, our business, operating results, financial condition, and growth prospects would be adversely affected.
Currency exchange rate fluctuations may adversely affect our operating results.
Our international operations expose us to the effects of fluctuations in currency exchange rates, and may increase the cost of our solutions to customers outside of the United States when the U.S. Dollar is stronger relative to other currencies. Currency exchange rate fluctuations have and may adversely affect our business, operating results, financial condition, and cash flows.
In addition, we incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. Dollar and other currencies could result in the dollar equivalent of such expenses being higher. Furthermore, volatile market conditions arising from current and potential future macroeconomic conditions and geopolitical events may result in significant fluctuations in exchange rates, and, in particular, a weakening of foreign currencies relative to the U.S. Dollar may adversely affect our revenue. This could have an adverse impact on our operating results. Although we may in the future decide to undertake foreign exchange hedging transactions to cover a portion of our foreign currency exchange exposure, we currently do not hedge our exposure to foreign currency exchange risks.
We face risks related to our debt obligations.
We have issued $400.0 million aggregate principal amount of convertible senior unsecured notes due in 2029 (the 2029 Notes) and warrants for 7.5 million shares of our Class A common stock (the Warrants) to Silver Lake Alpine II, L.P. (Silver Lake).
Our debt obligations under the 2029 Notes could adversely impact us. For example, these obligations could:
•require us to use a substantial portion of our cash flow from operations to pay principal and interest on debt, or to repurchase the 2029 Notes when required upon the occurrence of certain events or otherwise pursuant to the terms thereof, which will reduce or exhaust the amount of cash flow available to fund working capital, capital expenditures, acquisitions, and other business activities and could require us to seek additional financing that may not be available on favorable terms, or at all;
•require us to use cash and/or issue shares of our Class A common stock to settle any obligations;
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

•increase our vulnerability to adverse economic and industry conditions;
•dilute our outstanding Class A common stock, which, to the extent we generate net income, may negatively impact earnings per share, as a result of the conversion provisions in the 2029 Notes; and
•place us at a competitive disadvantage compared to our less leveraged competitors.
Additionally, due to certain settlement provisions associated with the 2029 Notes and Warrants, we have classified all of the Warrants and a portion of the debt conversion option as a current liability and revalue these liabilities on a quarterly basis, which may adversely affect our future operating results and financial condition as reported on a GAAP basis.
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
Our ability to meet our payment obligations under our debt instruments depends on our ability to generate significant cash flows in the future. This, to some extent, is subject to market, economic, financial, competitive, legislative, and regulatory factors as well as other factors that are beyond our control. There can be no assurance that our business will generate cash flow from operations, or that additional capital will be available to us, either on favorable terms or in amounts sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. For example, we may utilize proceeds from the 2029 Notes for acquisitions or other investments or for other corporate purposes, such as purchases of our outstanding common stock. Any such actions may not increase our enterprise value. If we are unable to generate sufficient cash flow to service our debt obligations, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional capital on terms that may be onerous or highly dilutive. Our ability to refinance the 2029 Notes, our revolving credit facility or future indebtedness will depend on market conditions and our financial condition at such time. We may not be able to engage in any of these activities on desirable terms, or at all, which could result in a default on our debt obligations. Any such default could have a material adverse effect on our business and financial condition. See Note 9. Debt and Note 17. Warrants to Purchase Shares of Common Stock of the Notes to Consolidated Financial Statements for more information about the 2029 Notes, Warrants and the revolving credit facility.
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
Our quarterly operating results have fluctuated in the past and may fluctuate in the future. As a result, you should not rely upon our past quarterly operating results as indicators of future performance. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly evolving markets, such as the risks and uncertainties described herein. Our operating results in any given quarter can be influenced by numerous factors, many of which are unpredictable or are outside of our control, including:
•our ability to maintain and grow our customer base and convert our pipeline into paying customers;
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
•our ability to sell to large enterprise customers and fast-growing companies;
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
•political unrest, changes and uncertainty associated with terrorism, hostilities, war (including the ongoing conflicts in Ukraine and Israel), natural disasters, pandemics, and continuing disruptions to the global banking system; and
•potential costs to attract, onboard, retain, and motivate qualified personnel.
The impact of one or more of the foregoing and other factors may cause our operating results to vary significantly. As such, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future performance. If we fail to meet or exceed the expectations of investors or securities analysts, or perform below any guidance we may provide, then the trading price of our Class A common stock could fall substantially, and we could face costly lawsuits, including shareholder litigation.
The growth forecasts that we have provided publicly may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business could fail to grow at similar rates, if at all.
Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The forecasts we have provided publicly relating to the expected growth of the markets in which we compete may prove to be inaccurate due to unforeseen or unanticipated events. Even if these markets experience the growth we forecast, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in executing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth we have provided publicly should not be taken as indicative of our future growth.

If we are not able to develop and release new products and services, or successful enhancements, new features, and modifications to our existing products and services, or otherwise successfully implement our multi-product strategy, our business could be adversely affected.
Our industry and the market for our solutions are characterized by rapid technological change and innovations (such as the use of AI and machine learning technologies), frequent new product and service introductions and enhancements, changing customer demands, and evolving industry standards. If we are unable to develop new products that achieve market acceptance, provide enhancements and new features, or innovate quickly enough to keep pace with these rapid technological developments, our business could be harmed. Additionally, because we provide billing and finance solutions to help our customers with compliance and financial reporting, changes in law, regulations, and accounting standards could impact the usefulness of our products and services and could necessitate changes or modifications to our products and services to accommodate such changes. Monetization products and services, including our billing, payments and revenue recognition offerings, are inherently complex, and our ability to implement our multi-product strategy, including developing, releasing, marketing and selling new products and services or enhancements, new features and modifications to our existing products and services depends on several factors, including our internal departments aligning their respective responsibilities, timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies and our solutions, and overall market acceptance. We cannot be sure that we will succeed in developing, marketing, and delivering on a timely and cost-effective basis enhancements or improvements to our platform or any new products and services that respond to continued changes in monetization practices or new customer requirements, nor can we be sure that any enhancements or improvements to our platform or any new products and services will achieve market acceptance. Since developing our solutions is complex, the timetable for the release of new products and enhancements to existing products is difficult to predict, and we may not offer new products and updates as rapidly as our customers require or expect. In addition, our product development efforts could be delayed or otherwise adversely impacted if there is an adverse geopolitical event in the countries where we operate, including in China where we have a sizable number of research and development employees. Any new products or services that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate sufficient revenue. The introduction of new products and enhancements could also increase costs associated with customer support and customer success as demand for these services increase. This increase in cost could adversely impact profit margins, including our gross margin. Moreover, even if we introduce new products and services, we may experience a decline in revenue of our existing products and services that is not offset by revenue from the new products or services. For example, customers may delay making purchases of new products and services to permit them to make a more thorough evaluation of these products and services or until industry and marketplace reviews become widely available. Some customers may hesitate to migrate to a new product or service due to concerns regarding the complexity of migration or performance of the new product or service. In addition, we may lose existing customers who choose a competitor’s products and services or choose to utilize internally developed applications instead of our products and services. This could result in a temporary or permanent revenue shortfall and adversely affect our business.
In addition, because our products and services are designed to interoperate with a variety of other internal or third-party software products and business systems applications, we will need to continuously modify and enhance our products and services to keep pace with changes in APIs, and other software and database technologies. We may not be successful in either developing these new products and services, modifications, and enhancements or in bringing them to market in a timely fashion. There is no assurance that we will successfully resolve such issues in a timely and cost-effective manner. Furthermore, modifications to existing platforms or technologies, including any APIs with which we interoperate, will increase our research and development expenses. Any failure of our products and services to operate effectively with each other or with other platforms and technologies could reduce the demand for our products and services, result in customer dissatisfaction, and adversely affect our business.
We may acquire or invest in additional companies, which may divert our management’s attention, result in additional dilution to our stockholders, and consume resources that are necessary to sustain our business. We may be unable to integrate acquired businesses and technologies successfully or to achieve the expected benefits of such acquisitions.
Our business strategy includes acquiring other complementary products, technologies, or businesses, such as our acquisition of Zephr Inc Limited (Zephr) in September 2022. An acquisition, investment, or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of the acquired companies, particularly if the key personnel of the acquired companies choose not to work for us, if an acquired company’s software is not easily adapted to work with ours, or if we have difficulty retaining the customers of any acquired business due to changes in management or otherwise.
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
A customer’s failure to deploy our solutions after it enters into a subscription agreement with us, or the incorrect or improper deployment or use of our solutions could result in customer dissatisfaction, harm our reputation and brand, and adversely affect our business, operating results, financial condition, and growth prospects.
Our solutions are deployed in a wide variety of technology environments and into a broad range of complex workflows. We believe our future success will depend in part on our ability to increase both the speed and success of our deployments, by improving our deployment methodology, hiring and training qualified professionals, deepening relationships with deployment partners, and increasing our ability to integrate into large-scale, complex technology environments. We often assist our customers in deploying our solutions, either directly or through our deployment partners. In other cases, customers rely on third-party partners to complete the deployment. In some cases, customers initially engage us to deploy our solutions, but, for a variety of reasons, including strategic decisions not to utilize recurring revenue business models, fail to ultimately deploy our solutions. If we or our third-party partners are unable to deploy our solutions successfully, or unable to do so in a timely manner and, as a result, customers do not utilize our solutions, we would not be able to generate future revenue from such customers based on transaction or revenue volume and the upsell of additional products and services, and our future operating results could be adversely impacted. In addition, customers may also seek refunds of their initial subscription fee. Moreover, customer perceptions of our solutions may be impaired, our reputation and brand may suffer, and customers may choose not to renew or expand their use of our solutions.

As a portion of our sales efforts are targeted at large enterprise customers, our sales cycle for these customers may become longer and more expensive, we may encounter still greater pricing pressure and deployment and customization challenges, and we may have to delay revenue recognition for more complicated transactions, all of which could adversely impact our business and operating results.
As a portion of our sales efforts are targeted at large enterprise customers, we may face greater costs, longer sales cycles, and less predictability in the completion of our sales to these customers. In this market segment, the customer’s decision to use our solutions may be an enterprise-wide decision, in which case these types of sales frequently require approvals by multiple departments and executive-level personnel and require us to provide greater levels of customer education regarding the uses and benefits of our solutions, as well as education regarding security, privacy, and scalability of our solutions, especially for large “business to consumer” customers or those with extensive international operations. These large enterprise transactions might also be part of a customer’s broader business model or business systems transformation project, which are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing, security review, and other delays that could further lengthen the sales cycle. Larger enterprises typically have longer decision-making and deployment cycles, may have greater resources to develop and maintain customized tools and applications, demand more customization, require greater functionality and scalability, expect a broader range of services, demand that vendors take on a larger share of risks, demand increased levels of customer service and support, require acceptance provisions that can lead to a delay in revenue recognition, and expect greater payment flexibility from vendors. We are often required to spend time and resources to better familiarize potential customers with the value proposition of our solutions. As a result of these factors, sales opportunities with large enterprises may require us to devote greater sales and administrative support and professional services resources to individual customers, which could increase our costs, lengthen our sales cycle, and divert our sales and professional services resources to a smaller number of larger customers. We may spend substantial time, effort, and money in our sales, design and implementation efforts without being successful in producing any sales or deploying our products in such a way that is satisfactory to our customers. All these factors can add further risk to business conducted with these customers. In addition, if sales expected from a large customer for a particular quarter are not realized in that quarter or at all, our business, operating results, and financial condition could be materially and adversely affected.
Furthermore, our sales and implementation cycles could be interrupted or affected by other factors outside of our control. For example, due to global economic uncertainty, rising inflation and interest rates, and foreign exchange fluctuations, many large enterprises have generally reduced or delayed technology or other discretionary spending, which may materially and adversely impact our operating results, financial condition and prospects.
Our long-term success depends, in part, on our ability to expand the sales of our solutions to customers located outside of the United States. Our current international operations, and any further expansion of those operations, expose us to risks that could have a material adverse effect on our business, operating results, and financial condition.
We conduct our business activities in various foreign countries and have operations in North America, Europe, Asia, and Australia. During the fiscal year ended January 31, 2024, we derived approximately 36% of our total revenue from customers located outside the United States. Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple cultures, customs, legal systems, regulatory systems, and commercial infrastructures. International expansion requires us to invest significant funds and other resources. Our operations in international markets may not develop at a rate that supports our level of investment. Our international operations, including any future expansion, may subject us to risks, including with:
•recruiting and retaining talented and capable employees in foreign countries;
•efficiently managing employees over large geographic distances;
•maintaining our company culture with a dispersed workforce;
•providing our solutions to customers from different cultures, which may require us to adapt sales practices, modify our solutions, and provide features necessary to effectively serve the local market;
•compliance with multiple, conflicting, ambiguous or evolving governmental laws and regulations and court decisions, including those relating to employment matters, e-invoicing, consumer protection, intellectual property, privacy, data protection, information security, data residency, and encryption;

•investing in infrastructure, typically well in advance of revenue generation;
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
•currency exchange rate fluctuations and inflationary pressure;
•tariffs, export and import restrictions, restrictions on foreign investments, sanctions, and other trade barriers or protection measures;
•foreign exchange controls that might prevent us from repatriating cash earned outside the United States;
•economic instability and inflationary conditions;
•political instability and unrest, including the effects of the ongoing conflicts in Ukraine and Israel, especially as it impacts countries in Europe, and changes in the public perception of governments in the countries where we operate or plan to operate;
•corporate espionage;
•treatment of revenue from international sources and compliance with the laws of numerous taxing jurisdictions, both foreign and domestic, in which we conduct business, potential double taxation of our international earnings, and potentially adverse tax consequences due to changes in applicable U.S. and foreign tax laws;
•continuing uncertainty regarding social, political, immigration, and tax and trade policies in the U.S. and abroad;
•disruptions to the U.S. and international banking systems;
•increased costs to establish and maintain effective controls at foreign locations; and
•overall higher costs of doing business internationally.
In addition, geopolitical tensions in countries where we operate may increase our costs of or otherwise prevent us from operating in these countries. If authorities in these locations impose costly or overly burdensome requirements or other sanctions, we may not be able to continue or may need to limit our operations in these countries. For example, we have approximately 150 employees in China, of which most are on our research and development and engineering operations teams. If trade relations between the U.S. and China continue to deteriorate or if sanctions or other regulatory requirements are imposed on our operations in China, it could negatively impact our business operations, product development plans, operating results, and financial condition.
If we fail to offer high-quality support and training to our customers and third-party partners, our business and reputation will suffer.
High-quality education, training and support for our customers and third-party partners is important for the successful marketing and sale of our products to new customers and to maintain and expand our relationship with existing customers. The importance of high-quality customer and third-party partner training and support will increase as we expand our business and pursue new customers. As we add or integrate new services to our portfolio (such as with our acquisition of Zephr), and as we expand internationally, we and our third-party partners may experience challenges in accurately assessing the capabilities of, and providing technical support for, such services. In addition, we are unable to control our third-party partners and therefore cannot control the speed or effectiveness of their support services, which could harm our reputation. If we or our third-party partners do not help our customers quickly resolve post-deployment technical and operational issues related to our platform, including configuring and using features, and provide them with effective ongoing customer support, our ability to upsell additional products to existing customers could suffer and our reputation with existing or potential customers could be harmed.

Future changes in market conditions or customer demand could require changes to our prices or pricing model, which could adversely affect our business, operating results, and financial condition.
We generally charge our customers a flat fee for their use of our platform and modules and a variable fee based on the amount of transaction volume they process through our system and the number of their subscribers. If our customers do not increase their transaction volume or the number of their subscribers, or an event outside of our control, such as an economic downturn, reduces their transaction volume or the number of their subscribers, our revenue may be adversely impacted by customers reducing their contracted transaction volume. We have limited experience with respect to determining the optimal prices for our platform, and, as a result, we have in the past needed to, and expect in the future to need to, change our pricing model from time to time. As the market for our products matures, or as new competitors introduce new products or services that compete with ours or reduce their prices, we may be unable to attract or retain customers at the same price or based on the same pricing models as we have used historically. We may experience pressure to change our pricing model to defer fees until our customers have fully deployed our solutions. Moreover, larger organizations, which comprise a large and growing component of our sales efforts, may demand substantial price concessions. As a result, in the future, we may be required to reduce our prices or change our pricing model, which could adversely affect our revenue, gross margin, profitability, financial position, and cash flow.
If we fail to integrate our solutions with a variety of operating systems, software applications, and hardware platforms that are developed by others, our solutions may become less marketable, less competitive, or obsolete, and our operating results may be adversely affected.
Our solutions must integrate with a variety of network, hardware, and software platforms, and we need to continuously modify and enhance our solutions to adapt to changes in cloud-enabled hardware, software, networking, browser, and database technologies. We have developed our solutions to be able to integrate with third-party SaaS applications, including the applications of software providers that compete with us, by utilization of APIs. In general, we rely on the fact that the providers of such software systems, including Salesforce, continue to allow us access to their APIs to enable these integrations, and the terms with such companies may be subject to change from time to time. We also integrate certain aspects of our solutions with other platform providers. We may not be successful in either developing necessary modifications and enhancements or resolving interoperability issues in a timely and cost-effective manner. Any failure of our products and services to continue to operate effectively with third-party infrastructures and technologies, as well as any change or deterioration in our relationship with any platform provider, may reduce the demand for our products and services, resulting in dissatisfaction of our customers, and may materially and adversely impact our business and operating results.
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
In addition, we have benefited from these platform providers’ brand recognition, reputations, and customer bases. Any losses or shifts in the market position of these platform providers in general, in relation to one another or to new competitors or new technologies could lead to losses in our relationships or customers, or to our need to identify or transition to alternative channels for marketing our solutions. Such changes could consume substantial resources and may not be effective. If we are unable to respond to changes in a cost-effective manner, our solutions may become less marketable, less competitive, or obsolete and our operating results may be adversely impacted.

If we fail to develop, maintain, and enhance our brand and reputation cost-effectively, our business and financial condition may be adversely affected.
We believe that developing, maintaining, and enhancing awareness and integrity of our brand and reputation in a cost-effective manner are important to achieving widespread acceptance of our solutions and are important elements in attracting new customers and maintaining existing customers. We believe that the importance of our brand and reputation will increase as competition in our market further intensifies. Successful promotion of our brand and the Subscription Economy concept will depend on the effectiveness of our marketing efforts, our ability to provide reliable and useful solutions at competitive prices, the perceived value of our solutions, and our ability to provide quality customer support. In addition, the promotion of our brand requires us to make substantial expenditures, and we anticipate that our expenditures will increase as our market becomes more competitive, as we expand into new markets, and as more sales are generated through our strategic partners. Brand promotion activities may not yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in building and maintaining our brand and reputation. We also rely on our customer base and community of end-users in a variety of ways, including to give us feedback on our solutions and to provide user-based support to our other customers. If we fail to promote and maintain our brand successfully or to maintain loyalty among our customers, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract new customers and partners or retain our existing customers and partners and our business and financial condition may be adversely affected. Any negative publicity relating to our customers, employees, partners, or others associated with these parties, may also tarnish our own reputation simply by association and may reduce the value of our brand. Damage to our brand and reputation may result in reduced demand for our solutions and increased risk of losing market share to our competitors. Any efforts to restore the value of our brand and rebuild our reputation may be costly and may not be successful.
We employ third-party licensed software for use in or with our software, and the inability to maintain these licenses or errors in the software we license could result in increased costs or reduced service levels, which could adversely affect our business.
Our software incorporates certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such third-party software and development tools from third parties in the foreseeable future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, including open source software, this may not always be the case, or it may be difficult or costly to migrate to other third-party software. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties. In addition, integration of our software with new third-party software may require significant work and require substantial investment of our time and resources. Also, any undetected or uncorrected errors or defects in third-party software could prevent the deployment or impair the functionality of our software, present security risks, delay new updates or enhancements to our solutions, result in a failure of our solutions, and harm our reputation.
Certain of our operating results and financial metrics may be difficult to predict as a result of seasonality.
Although we have not historically experienced significant seasonality with respect to our subscription revenue throughout the year, we have seen seasonality in our sales cycle as a large percentage of our customers make their purchases in the third month of any given quarter. In addition, our fourth quarter has historically been our strongest quarter. We believe that this results in part from the procurement, budgeting, and deployment cycles of many of our customers. We generally expect a relative increase in sales in the second half of each year as budgets of our customers for annual capital purchases are being fully utilized. We may be affected by seasonal trends in the future, particularly as our business matures and diversifies. Such seasonality may result from a number of factors, including a slowdown in our customers’ procurement process during certain times of the year, both domestically and internationally, and customers choosing to spend remaining budgets shortly before the end of their fiscal years. These effects may become more pronounced as we target larger organizations and their larger budgets for sales of our solutions. Additionally, this seasonality may be reflected to a much lesser extent, and sometimes may not be immediately apparent, in our revenue, due to the fact that we recognize subscription revenue over the term of the applicable subscription agreement. In addition, our ability to record professional services revenue can potentially vary based on the number of billable days in the given quarter, which is impacted by holidays and vacations. To the extent we experience this seasonality, it may cause fluctuations in our operating results and financial metrics and make forecasting our future operating results and financial metrics more difficult.

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
Our solutions involve the storage, transmission and processing of our customers’ proprietary data, including highly confidential financial information regarding their business, and personal or confidential information of our customers' customers or other end users. Additionally, we maintain our own proprietary, confidential and otherwise sensitive information, including employee information. While we have security measures in place designed to protect customer information and prevent data loss and other security breaches, these measures may be breached as a result of third-party action, including cyberattacks or other intentional misconduct by computer hackers, employee error, malfeasance or otherwise. The risk of a cybersecurity incident occurring has increased as more companies and individuals work remotely, potentially exposing us to new, complex threats. Additionally, due to political uncertainty and military actions such as those associated with the conflicts in Ukraine and Israel, we and our service providers are vulnerable to heightened risks of cybersecurity incidents and security and privacy breaches from or affiliated with nation-state actors. If any unauthorized or inadvertent access to, or a security breach or incident impacting our platform or other systems or networks used in our business occurs, such event could result in the loss, alteration, or unavailability of data, unauthorized access to, or use or disclosure of data, and any such event, or the belief or perception that it has occurred, could result in a loss of business, severe reputational damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, indemnity obligations, and damages for contract breach or penalties for violation of applicable laws or regulations.
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
Despite our investments into measures designed to minimize the risk of security breaches, we are subject to the risk of security incidents or breaches. If a high profile security breach or incident occurs with respect to us, another Software as a Service (SaaS) provider or other technology company, our current and potential customers may lose trust in the security of our solutions or in the SaaS business model generally, which could adversely impact our ability to retain existing customers or attract new ones. Such a breach or incident, or series of breaches or incidents, could also result in regulatory or contractual security requirements that could make compliance challenging. Even in the absence of any security breach or incident, customer concerns about privacy, security, or data protection may deter them from using our platform for activities that involve personal or other sensitive information.

Because the techniques used to obtain unauthorized access or to sabotage systems change frequently, and often are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We may also experience security breaches and incidents that may remain undetected for an extended period of time. Periodically, we experience cyber security events including “phishing” attacks targeting our employees, web application and infrastructure attacks and other information technology incidents. These threats continue to evolve in sophistication and volume and are difficult to detect and predict due to advances in electronic warfare techniques, new discoveries in the field of cryptography and new and sophisticated methods used by criminals including phishing, social engineering or other illicit acts. There can be no assurance that our defensive measures will prevent cyberattacks or other security breaches or incidents, and any such attacks, breaches or incidents could damage our brand and reputation and adversely impact our business.
Because data security is a critical competitive factor in our industry, we make numerous statements in our privacy policy and customer agreements, through our certifications to standards and in our marketing materials regarding the security of our platform including detailed descriptions of security measures we employ. If we fail to adhere to our stated security standards, even through circumstances beyond our reasonable control, we may face claims of misrepresentation or deceptiveness by the U.S. Federal Trade Commission, state and foreign regulators and private litigants. Our insurance policies covering certain security and privacy damages and claim expenses may not be sufficient to compensate for all potential liability. Although we maintain cyber liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred, or that insurance will continue to be available to us on economically reasonable terms, or at all.
In addition, like many similarly situated technology companies, we have a sizable number of research and development and other personnel located outside the United States, including in China, which has exposed and could continue to expose us to governmental and regulatory, as well as market and media, scrutiny, regarding the actual or perceived integrity of our platform or data security and privacy features. Any actual or perceived security compromise could reduce customer confidence in the effectiveness of our security measures, adversely affect our ability to attract new customers, and cause existing customers to reduce the use or stop using our solutions, any of which could harm our business and reputation.
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
Additionally, laws and regulations relating to the processing of information can vary significantly based on the jurisdiction. Some regions and countries have or are enacting strict laws and regulations, including the European Union (EU), China, Australia, and India, as well as states within the United States, such as California, that may create conflicts, obligations or inconsistent compliance requirements. Despite our efforts to comply with these varying requirements, a regulator or supervisory authority may determine that we have not done so and subject us to fines, potentially costly remediation requirements, and public censure, which could harm our business. For example, the European Union’s General Data Protection Regulation (GDPR) mandates requirements for processing personal information and imposes penalties of up to the greater of €20 million or 4% of worldwide revenue for non-compliance. In addition, in the United States, we may be subject to both federal and state laws. Certain U.S. state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to the protection of personal information than federal, international, or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, California continues to be a critical state with respect to evolving consumer privacy laws after enacting the California Consumer Privacy Act (CCPA), amended by the California Privacy Rights Act (the CPRA), which took effect in January 2023 and expanded the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law. Failure to comply with the CCPA and the CPRA may result in significant civil penalties, injunctive relief, or statutory or actual damages as determined by the California Privacy Protection Agency and California Attorney General through its investigative authority.
We also are bound by standards, contracts and other obligations relating to processing personal information that may be more stringent than applicable laws and regulations. The costs of compliance with, and other burdens imposed by, these laws, regulations, and other obligations are significant. In addition, some companies, particularly larger or global enterprises, often will not contract with vendors that do not meet these rigorous obligations and often seek contract terms to ensure we are financially liable for any breach of these obligations. Accordingly, our or our vendors' failure, or perceived inability, to comply with these obligations may limit the demand, use and adoption of our solutions, lead to regulatory investigations, breach of contract claims, litigation, damage our reputation and brand and lead to significant fines, penalties, or liabilities or slow the pace at which we close sales transactions, any of which could harm our business. In addition, there is no assurance that our privacy and security-related safeguards, including measures we may take to mitigate the risks of using third parties, will protect us from the risks associated with the third-party processing, storage, and transmission of such information.
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
Future laws, regulations, standards, and other obligations, actions by governments or other agencies, and changes in the interpretation or inconsistent interpretation of existing laws, regulations, standards, and other obligations could result in increased regulation, increased costs of compliance and penalties for non-compliance, costly changes to Zuora's products or their functionality, and limitations on processing personal information. Any failure or perceived failure by us (or the third parties with whom we have contracted to process such information) to comply with applicable privacy and security laws, policies or related contractual obligations, or any compromise of security that results in unauthorized access, use, or transmission of, personal information, could result in a variety of claims against us, including litigation, governmental enforcement actions, investigations, and proceedings by data protection authorities, as well as fines, sanctions, loss of export privileges, damage to our reputation, or loss of customer confidence, any of which may have a material adverse effect on our business, operating results, and financial condition.
Inability or failure to protect our intellectual property could adversely affect our business.
Our success depends in large part on our proprietary technology. We rely on various intellectual property rights, including patents, copyrights, trademarks, and trade secrets, as well as confidentiality provisions and contractual arrangements, to protect our proprietary rights. If we do not protect and enforce our intellectual property rights successfully, our competitive position could be affected, which in turn could adversely impact our business and operating results.
Our pending patent or trademark applications may not be allowed, or competitors may challenge the validity, enforceability or scope of our patents, copyrights, trademarks or the trade secret status of our proprietary information. There can be no assurance that additional patents will be issued or that any patents that are issued will provide significant protection for our business, including our technology, innovations and similar assets. There is also no assurance that we will be able to register trademarks that are critical to our business. In addition, our patents, copyrights, trademarks, trade secrets, and other intellectual property rights may not provide us a significant competitive advantage. There is no assurance that the particular forms of intellectual property protection that we seek, including business decisions about when to file patents and when to maintain trade secrets, will be adequate to protect our business.
Moreover, U.S. patent law, developing jurisprudence regarding U.S. patent law, and possible future changes to U.S. or foreign patent laws and regulations may affect our ability to protect and enforce our intellectual property rights. In addition, the laws of some countries do not provide the same level of protection of our intellectual property as do the laws of the United States. As we expand our international activities, our exposure to unauthorized copying and use of our solutions and proprietary information will likely increase. Despite our precautions, our intellectual property is vulnerable to unauthorized access through employee error or actions, theft, and cybersecurity incidents, and other security breaches. It may be possible for third parties to infringe upon or misappropriate our intellectual property, to copy our solutions, and to use information that we regard as proprietary to create products and services that compete with ours, all of which could result in costly litigation. Effective intellectual property protection may not be available to us in every country in which our solutions are available, and where such protection is available, may be costly. For example, some foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against certain third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. We may need to expend additional resources to defend our intellectual property rights domestically or internationally, which could impair our business or adversely affect our domestic or international expansion. Moreover, we may not pursue or file patent applications or apply for registration of copyrights or trademarks in the United States and foreign jurisdictions in which we operate with respect to our potentially patentable inventions, works of authorship, marks and logos for a variety of reasons, including the cost of procuring such rights and the uncertainty involved in obtaining adequate protection from such applications and registrations. If we cannot adequately protect and defend our intellectual property, we may not remain competitive, and our business, operating results, and financial condition may be adversely affected.
We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with other parties. We cannot assure you that these agreements will be effective in controlling access to, use of, and distribution of our proprietary information or in effectively securing exclusive ownership of intellectual property developed by our current or former employees and consultants. Further, these agreements may not prevent other parties from reverse engineering or independently developing technologies that are substantially equivalent or superior to our solutions.
We may need to spend significant resources securing and monitoring our intellectual property rights, and we may or may not be able to detect infringement by third parties. Our competitive position may be harmed if we cannot detect infringement and enforce our intellectual property rights quickly or at all. In some circumstances, we may choose to not pursue enforcement because an infringer has a dominant intellectual property position or for other business reasons. In addition, competitors might avoid infringement by designing around our intellectual property rights or by developing non-infringing competing technologies. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Further, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims attacking the scope, validity, and enforceability of our intellectual property rights, or with counterclaims and countersuits asserting infringement by our products and services of third-party intellectual property rights. Our failure to secure, protect, and enforce our intellectual property rights could have a material adverse effect on our brand and our business.
Additionally, the United States Patent and Trademark Office and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions in order to complete the patent or trademark application process and to maintain issued patents or trademarks, which can be costly. There are situations in which noncompliance or non-payment can result in abandonment or lapse of the patent or trademark or associated application, resulting in partial or complete loss of patent or trademark rights in the relevant jurisdiction. If this occurs, it could have a material adverse effect on our business operations and financial condition.
Errors, defects, or disruptions in our solutions could diminish demand, harm our financial results, and subject us to liability.
Our customers use our products for important aspects of their businesses, and any errors, defects, or disruptions to our solutions, or other performance problems with our solutions, could harm our reputation and may damage our customers’ businesses. We are also reliant on third-party software and infrastructure, including the infrastructure of the Internet, to provide our products and services. Any failure of or disruption to this software and infrastructure, which could be caused by a variety of factors, including infrastructure changes, power or network outages, fire, flood or other natural disasters, human or software errors, viruses, security breaches, fraud or other malicious activity, could also make our solutions unavailable to our customers. Our solutions are constantly changing with new software releases, which may contain undetected errors when first introduced or released. Any errors, defects, disruptions in service, or other performance problems with our solutions could result in negative publicity, loss of or delay in market acceptance of our products, loss of competitive position, delay of payment to us, lower renewal rates, or claims by customers for losses sustained by them. In such an event, we may be required, or may choose even when not required, for customer relations or other reasons, to expend additional resources in order to help correct the problem. Accordingly, any errors, defects, downtime, or disruptions and other performative quality problems, or any perception of the aforementioned problems, to our solutions could adversely impact our brand and reputation, revenue, and operating results. In addition, we may not carry insurance sufficient to offset any losses that may result from claims arising from errors, defects or other disruptions in our products.
Any disruption of service at our cloud providers, including AWS and Microsoft's Azure cloud service, could interrupt or delay our ability to deliver our services to our customers, which could harm our business and our financial results.
We currently host our solutions, serve our customers, and support our operations using AWS, a provider of cloud infrastructure services, and have begun enabling new features and capabilities for our solutions using Microsoft's Azure cloud service. We also leverage AWS in various geographic regions for our disaster recovery plans. We do not have control over the operations of the facilities of AWS or Azure. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures, and similar events, including events due to the effects of climate change. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in our solutions. In addition, breaks in the supply chain due to transportation issues or other factors could potentially disrupt the delivery of hardware needed to maintain these third-party systems or to run our business. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism, and other misconduct.
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
Our agreement with AWS expires in September 2024. AWS and our other cloud providers do not have an obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with these providers on commercially reasonable terms, if our agreements with our providers are prematurely terminated, or if in the future we add additional public cloud providers, we may experience additional costs or service downtime in connection with the transfer to, or the addition of, new public cloud providers. If these providers were to increase the cost of their services, we may have to increase the price of our solutions, and our operating results may be adversely impacted.
Our solutions contain open source software components, and failure to comply with the terms of the underlying licenses could restrict our ability to sell our solutions.
Our solutions incorporate certain open source software. An open source license typically permits the use, modification, and distribution of software in source code form subject to certain conditions. Some open source licenses contain conditions that any person who distributes or uses a modification or derivative work of software that was subject to an open source license make the modified version subject to the same open source license. Distributing or using software that is subject to this kind of open source license can lead to a requirement that certain aspects of our solutions be distributed or made available in source code form. Although we do not believe that we have used open source software in a manner that might condition its use on our distribution of any portion of our proprietary and confidential solutions in source code form, the interpretation of open source licenses is legally complex and, despite our efforts, it is possible that we could face assertions of copyright infringement, breach of contract, or other claims if our use of open source software fails to comply with the applicable open source licenses.
Moreover, we cannot guarantee that our processes for controlling our use of open source software in our solutions will be effective. To continue offering our solutions, we may need to seek licenses from third parties on terms that are not economically feasible, re-engineer our solutions to remove or replace certain open source software, discontinue the sale of our solutions if re-engineering cannot be accomplished on a timely basis, pay monetary damages, or make available corresponding source code for aspects of our proprietary and confidential technology, any of which could adversely affect our business, operating results, and financial condition.
In addition to risks related to license requirements, use of open source software generally comes without warranties, assurances of title, performance, non-infringement, or controls on the origin of the software. There is typically no support available for open source software, and we cannot assure you that the authors of such open source software will not abandon further development and maintenance. Open source software may contain security vulnerabilities, and we may be subject to additional security risk by using open source software. Many of the risks associated with the use of open source software, such as the lack of warranties or assurances of title or performance, cannot be eliminated, and could, if not properly addressed, adversely affect our business. We have established processes to help alleviate these risks, including a review process for screening requests from our development organizations for the use of open source software, but we cannot be sure that all open source software is identified or submitted for approval prior to use in our solutions.
Our increased focus on the development and use of various types of AI in our platform and our business, as well as our potential failure to effectively implement, use, and market AI, may result in reputational harm or liability, or could otherwise adversely affect our business.
We have incorporated and may continue to incorporate AI solutions and features into our platform, and otherwise within our business, and these solutions and features may become more important to our operations or to our future growth over time. There can be no assurance that we will realize any of the desired or anticipated benefits from AI, and we may fail to properly implement or market our AI solutions and features. Additionally, our competitors may incorporate AI into their products, offerings, and solutions more quickly or more successfully than we do, or they may have access to more complete or adequate data than our use of AI relies on, which could impair our ability to compete effectively, and adversely affect our results or operations. Our AI solutions and features may also expose us to additional claims, demands, and proceedings by private parties and regulatory authorities and subject us to legal liability or brand and reputational harm, and could also require us to spend time, expenses, and other resources on making necessary changes to our AI practices, as the legal, regulatory, and policy environments around AI are evolving rapidly and the availability of legal protections for intellectual property generated by AI is uncertain.
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

We are vulnerable to lawsuits brought against us by others alleging infringement or proprietary rights or for other intellectual property related claims.
There has been considerable activity in our industry to develop and enforce patents, copyrights, trademarks, trade secrets and other intellectual property and proprietary rights, resulting in frequent litigation based on allegations of infringement or other violations of such rights. Moreover, in recent years, individuals and groups have acquired patents or other intellectual property assets without practicing the inventions solely to attempt to enforce them against others and ultimately extract monetary settlements. Successful intellectual property infringement claims against us or certain third parties, such as our customers, resellers, or strategic partners, whether by operating entities, non-practicing entities or patent assertion entities, could result in monetary liability or a material disruption in the conduct of our business. We cannot be certain that our products and services, content, and brand names do not or will not infringe valid patents, trademarks, copyrights, or other intellectual property rights held by third parties. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to cease selling or using solutions that incorporate the intellectual property that we allegedly infringe and obtaining a license may not be available on reasonable terms or at all, thereby hindering our ability to sell or use the relevant technology, or requiring redesign of the allegedly infringing solutions to avoid infringement, which could be costly, time-consuming, or impossible. It may also cause us to make substantial payments for legal fees, settlement payments, licensing costs, or other costs or damages. Any claims or litigation, regardless of merit, could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our products and services, or require that we comply with other unfavorable terms. We do not have a significant patent portfolio, which could prevent us from deterring patent infringement claims through our own patent portfolio, and our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. We may also be obligated to indemnify our customers or strategic partners in connection with such infringement claims, or to obtain licenses from third parties or modify our solutions, and each such obligation could further exhaust our resources. Some of our intellectual property infringement indemnification obligations are contractually capped at a very high amount or not capped at all.
Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the time and attention of our management and other employees, and adversely affect our business and operating results, including by preventing us from offering our services. We expect that the occurrence of infringement claims is likely to grow as the market for monetization products and services grows. Accordingly, our exposure to damages resulting from infringement claims could increase and this could further exhaust our financial and management resources.
If we are not able to satisfy data protection, security, privacy, and other government- and industry-specific requirements, our growth could be harmed.
We are subject to data protection, security, privacy, and other government- and industry-specific requirements, including those that require us to notify individuals of data security and privacy incidents involving certain types of personal information. Security and privacy compromises experienced by us or our service providers may lead to public disclosures, which could harm our reputation, erode customer confidence in the effectiveness of our security and privacy measures, adversely impact our ability to attract new customers, cause existing customers to elect not to renew their subscriptions with us, or adversely impact our employee relationships or impair our ability to attract new employees. In addition, some of the industries we serve have industry-specific requirements relating to compliance with certain security, privacy and regulatory standards, such as those required by the Health Insurance Portability and Accountability Act. We also maintain compliance with the Payment Card Industry Data Security Standard, which is critical to the financial services and insurance industries. As we expand and sell into new verticals and regions, we will likely need to comply with these and other requirements to compete effectively. If we cannot comply or if we incur a violation in one or more of these requirements, our growth could be adversely impacted, and we could incur significant liability.
Because we typically recognize subscription revenue over the term of the applicable agreement, a lack of subscription renewals or new subscription agreements may not be reflected immediately in our operating results and may be difficult to discern.
We generally recognize subscription revenue from customers ratably over the terms of their contracts, which typically vary between one and five years. As a result, most of the subscription revenue we report in each quarter is derived from the recognition of unearned revenue relating to subscriptions entered during previous quarters. Consequently, a decline in new or renewed subscriptions in any particular quarter would likely have a minor impact on our revenue results for that quarter, but could adversely affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions, and potential changes in our pricing policies or rate of renewals, may not be fully reflected in our operating results until future periods. Moreover, our recurring revenue model makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.
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
We typically enter into non-cancelable agreements with our customers with a term of one to five years. If customers fail to pay us under the terms of our agreements, we may be adversely affected both from the inability to collect amounts due and the cost of enforcing the terms of our contracts, including litigation. The risk of such adverse effects increases with the term length of our customer arrangements. Furthermore, some of our customers may seek bankruptcy protection or other similar relief and fail to pay amounts due to us, or pay those amounts more slowly, either of which could adversely affect our operating results, financial position, and cash flow. Although we have processes in place that are designed to monitor and mitigate these risks, we cannot guarantee these programs will be effective. If we are unable to adequately control these risks, our business, operating results and financial condition could be harmed.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations which could subject our business to increased tax liability.
Our ability to use our net operating losses (NOLs) to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability. Utilization of the net operating loss may be subject to an annual limitation due to the "ownership change" limitations provided by Section 382 and 383 of the Internal Revenue Code of 1986, as amended, and other similar state provisions. Additionally, NOLs arising in tax years beginning before December 31, 2017 are subject to a 20-year carryover limitation and may expire if unused within that period. There is also a risk that due to legislative changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. In addition, under the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act, the amount of NOLs that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. As such, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

We may need to raise additional capital required to grow our business, and we may not be able to raise capital on terms acceptable to us or at all.
In order to support our growth and respond to business challenges, such as developing new features or enhancements to our solutions to stay competitive, acquiring new technologies, and improving our infrastructure, we have made significant financial investments in our business, and we intend to continue to make such investments. As a result, to provide the funds required for these investments and other business endeavors, we may need to engage in equity or debt financings. For example, we have issued $400.0 million in 2029 Notes. See Note 9. Debt of the Notes to Consolidated Financial Statements for more information about the 2029 Notes.
If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution, and these securities could have rights, preferences, and privileges that are superior to that of holders of our common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve additional restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. Our 2029 Notes, for example, restrict our ability to incur additional indebtedness, including secured indebtedness. Our credit facility also contains restrictive and financial covenants and is secured by substantially all of our non-intellectual property assets.
In addition, servicing the interest and principal repayment obligations under our current or future indebtedness could divert funds that would otherwise be available to fund working capital, capital expenditures, acquisitions, and other business activities.
Future volatility in the trading price of our common stock may reduce our ability to access equity capital on favorable terms or at all. Our ability to make payments on our indebtedness, refinance indebtedness or incur additional indebtedness to fund or expand our business will depend on our financial condition and market conditions. A recession, depression or other sustained adverse market event resulting from deteriorating macroeconomic factors could materially and adversely affect our business and the value of our common stock and our access to capital. If we are unable to generate sufficient cash flows or obtain adequate financing or financing on terms satisfactory to us, or at all, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate development of new services or future marketing efforts, or reduce or discontinue some or all of our operations. Any of these events could significantly harm our business, financial condition, and prospects.
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
Any violation of the FCPA, other applicable anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, or severe criminal or civil sanctions, which could have a material adverse effect on our reputation, business, operating results, and prospects. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources, significant defense costs, and other professional fees.
We are required to comply with governmental export control laws and regulations. Our failure to comply with these laws and regulations could have an adverse effect on our business and operating results.
Our solutions are subject to governmental, including United States and European Union, export control laws and import regulations, and as a U.S. company we are covered by the U.S. sanctions regulations. Export control and economic sanctions laws and regulations restrict or prohibit the shipment of certain products and services to embargoed or sanctioned countries, governments, entities and persons, and complying with export control and sanctions regulations for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. While we take precautions to prevent our solutions from being exported in violation of these laws or engaging in any other activities that are subject to these regulations, if we were to fail to comply with U.S. export laws, U.S. Customs regulations and import regulations, U.S. economic sanctions, and other countries’ import and export laws, we could be subject to substantial civil and criminal penalties, including fines for our company, enforcement actions, incarceration for responsible officers and employees, reputational harm, and/or the possible loss of export or import privileges which could impact our ability to provide our solutions to customers. We could also be held liable for our third-party affiliates’ non-compliance with sanctions and export controls.
We incorporate encryption technology in our products, and certain encryption products may be exported outside of the United States only by a license or a license exception. In addition, various countries regulate the import of certain encryption technology, including import permit and/or license requirements, and some have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to deploy our products in those countries. Although we take precautions to prevent our products from being provided in violation of such laws, we cannot assure you that inadvertent violations of such laws have not occurred or will not occur in connection with the distribution or use of our products despite the precautions we take. Governmental regulation of encryption technology and regulation of imports or exports, or our failure to obtain required import or export approval for our products, could harm our international sales and adversely affect our operating results.
Further, if our partners, including suppliers, fail to obtain required import, export, or re-export licenses or permits, we may also be impacted by becoming the subject of government investigations or penalties and therefore incur reputational harm. Changes in our solutions or changes in sanctions or export and import regulations may create delays in the introduction of our solutions in international markets, prevent our customers with international operations from deploying our solutions globally or, in some cases, prevent the export or import of our solutions to certain countries, governments, or persons altogether. Any change in export or import laws or regulations, economic sanctions, or related legislation, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons, or technologies targeted by such laws and regulations, could result in decreased use of our solutions by, or in our decreased ability to export or sell our solutions to, existing or potential customers such as customers with international operations or customers who are added to the restricted entities list published by the U.S. Office of Foreign Assets Control (OFAC). Any decreased use of our solutions or limitation on our ability to export or sell our solutions would likely harm our business, financial condition, and operating results.
The applicability of sales, use and other tax laws or regulations in the U.S. and internationally on our business is uncertain. Adverse tax laws or regulations could be enacted or existing laws could be applied to us or our customers, which could subject us to additional tax liability and related interest and penalties, increase the costs of our services and adversely impact our business.
The application of federal, state, local, and non-U.S. tax laws to services provided electronically is evolving. New income, sales, use, value-added, or other direct or indirect tax laws, statutes, rules, regulations, or ordinances could be enacted at any time (possibly with retroactive effect), and could be applied solely or disproportionately to services provided over the Internet or could otherwise materially affect our financial position and operating results. Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, have proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations. As we expand the scale of our international business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, operating results, and financial condition.

In addition, state, local, and foreign tax jurisdictions have differing rules and regulations governing sales, use, value-added, and other taxes, and these rules and regulations can be complex and are subject to varying interpretations that may change over time. Existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us (possibly with retroactive effect), which could require us or our customers to pay additional tax amounts on prior sales and going forward, as well as require us or our customers to pay fines or penalties and interest for past amounts. Although our customer contracts typically provide that our customers must pay all applicable sales and similar taxes, our customers may be reluctant to pay back taxes and associated interest or penalties, or we may determine that it would not be commercially feasible to seek reimbursement. If we are required to collect and pay back taxes and associated interest and penalties, or we are unsuccessful in collecting such amounts from our customers, we could incur potentially substantial unplanned expenses, thereby adversely impacting our operating results and cash flows. Imposition of such taxes on our services going forward could also adversely affect our sales activity and have an adverse impact on our operating results and cash flows.
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
•actual or anticipated fluctuations in our key metrics, revenue and other operating results;
•changes in the financial projections or outlook for key metrics we may provide to the public or our failure to achieve these projections or metrics;
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
•growth of the market for our products;
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
•actions instituted by activist shareholders or others;
•actual or perceived privacy, security, data protection, or cybersecurity incidents;
•other events or factors, including those resulting from geopolitical developments such as war, incidents of terrorism, or responses to these events, including the ongoing conflicts in Ukraine and Israel and changes in China-Taiwan and U.S.-China relations;
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
As of February 29, 2024, a total of 137.8 million shares of Class A common stock and 8.2 million shares of Class B common stock were outstanding. The issuance and sale of a substantial number of shares of our Class A common stock, including as a result of the exercise or conversion into Class A common stock of outstanding convertible notes, warrants, equity awards, shares of Class B common stock or other securities, could result in significant dilution to our existing stockholders and cause the market price of our Class A common stock to decline. The perception that such issuances could occur could also adversely affect the market price of our Class A common stock. From time to time, we may also issue shares of common stock or securities convertible into shares of common stock in connection with a financing, an acquisition, investments, or otherwise. For example, as described in Note 9. Debt of the Notes to Consolidated Financial Statements, we issued to Silver Lake 2029 Notes in the aggregate principal amount of $400.0 million, including $150.0 million that were issued during the fiscal year ended January 31, 2024, as well as Warrants initially exercisable for up to 7.5 million shares of Class A common stock. In addition, under certain circumstances, the number of shares issuable upon conversion of the 2029 Notes or exercise of the Warrants may be subject to increase, as described in Note 9. Debt and Note 17. Warrants to Purchase Shares of Common Stock of the Notes to Consolidated Financial Statements. The conversion of these convertible notes or exercise of these Warrants could result in a substantial number of shares of our Class A common stock being issued.
In addition, we grant equity awards to employees, directors, and consultants under our 2018 Equity Incentive Plan on an ongoing basis and our employees have the right to purchase shares of our Class A common stock semi-annually under our 2018 Employee Stock Purchase Plan. As of January 31, 2024, there were a total of 20.1 million shares of Class A common stock subject to outstanding options and restricted stock units (RSUs), including performance stock units (PSUs). Subject to vesting and other applicable requirements, the shares issued upon the exercise of such options or settlement of such RSUs will be available for resale in the open market. Moreover, the market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market over a short period of time, such as sales by our directors, executive officers, or significant stockholders, sales by Zuora for employee tax withholding purposes upon vesting of RSUs or PSUs, and sales by employees during limited open trading windows.
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
The trading market for our Class A common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, the trading price for our Class A common stock could be adversely affected. If one or more of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, the price of our Class A common stock would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which might cause our Class A common stock price and trading volume to decline.
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
Our common stock consists of two classes, including our Class B common stock, which has ten votes per share, and our Class A common stock, which has one vote per share. As of January 31, 2024, our Class B common stock held approximately 37% of the total voting power of our common stock, with our CEO and his affiliates holding substantially all of our Class B common stock. As a result, the holders of our Class B common stock, including our CEO, could substantially influence all matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the outstanding shares of Class B common stock, (ii) April 16, 2028, and (iii) the date the shares of Class B common stock cease to represent at least 5% of all outstanding shares of our common stock (such date referred to as the "Class B expiration"). Until the Class B expiration, the concentrated influence held by our Class B common stock limits or precludes your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Provisions in our charter documents and under Delaware law and the 2029 Notes and the Warrants could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management, limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees, and limit the market price of our Class A common stock.
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
Moreover, we are subject to Section 203 of the DGCL, which may discourage, delay, or prevent a change of control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock.
Finally, provisions of the 2029 Notes and Warrants may also have the effect of delaying or preventing a change of control or changes in our management. Holders of the 2029 Notes have the right to require us to repurchase their notes upon the occurrence of a “fundamental change” (as defined in the indenture governing the 2029 Notes (the Indenture)) that occurs prior to the maturity date at repurchase price equal to 100% of the principal amount of the 2029 Notes to be repurchased, plus the sum of the amounts of all remaining scheduled interest payments (at the 5.50% payment-in-kind interest rate) through and including the maturity date. Additionally, on and after March 24, 2027, holders of the 2029 Notes have the right, at each holder’s option and on one or more occasions, to require us, subject to certain exceptions and deferral provisions, to repurchase all of such holder’s notes equal to 100% of the principal amount of the notes (or portion thereof) to be so repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. In addition, provisions of (i) the 2029 Notes require an increase to the conversion rate for 2029 Notes converted in connection with a “make-whole fundamental change” and (ii) the

Warrants require an increase in the number of shares of Class A Common Stock the Warrants are exercisable for upon the occurrence of a “make-whole fundamental change” (as defined in the indenture governing the 2029 Notes and the form of Warrant, respectively). Furthermore, the Indenture will prohibit us from engaging in specified types of mergers or acquisitions unless, among other things, the acquiring or surviving entity assumes Zuora’s obligations under the 2029 Notes.
Any of these provisions of our charter documents, Delaware law, the 2029 Notes and the Warrants that have the effect of making an acquisition of our company more difficult or limiting attempts by our stockholders to replace or remove our current management could limit the price investors are willing to pay for our Class A common stock.
General Risk Factors
Political developments, economic uncertainty or downturns could adversely affect our business and operating results.
Political developments impacting government spending and international trade, including future government shutdowns in the United States or elsewhere, debt ceiling negotiations, potential government shutdowns, armed conflict such as the conflicts in Ukraine and Israel, retaliatory actions, treaties, increased barriers, policies favoring domestic industries, increased import or export licensing requirements or restrictions, trade disputes and tariffs, including the U.S.’s ongoing trade disputes with China and other countries, inflation, and rising interest rates, may adversely impact markets and cause weaker macroeconomic conditions. The continuing effect of any or all of these political or other uncertainties could adversely impact demand for our products, harm our operations and weaken our financial results.
In addition, in recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. Economic uncertainty and associated macroeconomic conditions, such as a recession or rising inflation rates or economic slowdown in the United States or internationally, including due to the ongoing conflicts in Ukraine and Israel, make it extremely difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to cancel planned purchases or slow spending on our solutions, which could delay and lengthen sales cycles. Rising inflation may also increase our employee and facilities costs and decrease demands for our products. Furthermore, during uncertain economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for credit losses and our results could be adversely impacted.
We have customers in a variety of different industries. A significant downturn in the economic activity attributable to any particular industry may cause organizations to react by reducing their capital and operating expenditures in general or by specifically reducing their spending on information technology. In addition, our customers may delay or cancel information technology projects or seek to lower their costs by renegotiating vendor contracts. To the extent purchases of our solutions are perceived by customers and potential customers to be discretionary, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, customers may choose to develop in-house software or modify their legacy business software as an alternative to using our solutions. Moreover, competitors may respond to challenging market conditions by lowering prices and attempting to lure away our customers. We cannot predict the timing or duration of any economic slowdown, instability, or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, financial condition, and operating results could be adversely affected.
We cannot predict the timing, strength, or duration of any economic slowdown or any subsequent recovery generally, or any industry in particular. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, and operating results could be materially and adversely affected.
Moreover, continued disruptions in the banking system, both in the U.S. or abroad, may impact our or our customers’ liquidity and, as a result, adversely impact our business and operating results.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
As a public company, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have an adverse effect on the trading price of our Class A common stock. This management report will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting.
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
We may be adversely affected by natural disasters, pandemics, epidemics, and other catastrophic events, and by man-made problems such as terrorism, that could disrupt our business operations. Our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Natural disasters, pandemics and epidemics, or other catastrophic events such as fire, power shortages, and other events beyond our control may cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse and material effect on our business, operating results, and financial condition. For example, as a result of the COVID-19 pandemic and its impacts on the global economy and financial markets, we experienced certain disruptions to our business operations, including delays and lengthening of our customary sales cycles, certain customers not purchasing or renewing our products or services, and requests for pricing and payment concessions by certain customers. As a result of the pandemic, we have also reduced our office footprint given that many of our employees continue to work remotely, and we incurred certain impairment charges related to office leases in the fourth quarter of fiscal 2024, 2023, and 2022 as described in Note 12. Leases of the Notes to Consolidated Financial Statements, and may incur additional impairment charges in future periods if we are unable to sublease available office space at our corporate headquarters in California on acceptable terms. In the event of development of new strains or variants of COVID-19 or other public health emergencies, climate change, pandemics, or epidemics, we could experience similar or more significant impacts to our operations, which may adversely impact our business, financial condition and operating results. More generally, the extent to which a public health crisis or other catastrophic event could adversely affect economies and financial markets and lead to an economic downturn is highly uncertain and could harm our business, financial condition, operating results and liquidity.
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
Investors’ expectations of our performance relating to ESG factors, and our disclosed performance and aspirations for these practices, may expose us to new risks and require us to incur additional costs.
Corporate responsibility, including ESG factors, is increasingly becoming a focus from certain investors, legislators, regulators, employees, and other stakeholders. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our corporate responsibility policies are inadequate. Standards and laws by which ESG efforts are tracked and measured continue to evolve. For example, in March 2024, the SEC adopted final rules aimed at enhancing and standardizing climate-related disclosures, which includes quantitative and qualitative climate-related disclosures. Our efforts to abide by these developing standards and laws may require significant expenditures. In May 2022, we announced our commitment to remain carbon neutral going forward, including by purchasing carbon offsets in future years, which may become increasingly more expensive. In addition, the corporate responsibility criteria could change, which could result in greater expectations of us and cause us to undertake more costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies.
Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest with our competitors instead. Any failure or perceived failure of previously stated goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or not at all, regarding ESG matters, could have negative impacts on our reputation and business, operating results, and our financial condition could be adversely impacted.
In addition, compliance with ESG-related rules and efforts to meet stakeholder expectations on ESG matters may place strain on our employees, systems, and resources. Moreover, increasingly, different stakeholder groups have divergent views on sustainability and ESG matters, which increases the risk that any action or lack thereof with respect to sustainability or ESG matters will be perceived negatively by at least some stakeholders and adversely impact our reputation and business. “Anti-ESG” sentiment has also gained some momentum across the United States, with several states having enacted or proposed "anti-ESG" policies or legislation. If we do not successfully manage ESG-related expectations across stakeholders, it could erode stakeholder trust, impact our reputation, and adversely affect our business, financial condition, results of operations and cash flows.

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
Our approach to risk management is designed to identify, assess, prioritize, and manage material risk exposures that could impact our ability to execute our corporate strategy and fulfill our business objectives. Cybersecurity is a critical component of our enterprise risk management approach, and cybersecurity risks are among the core enterprise risks that are subject to oversight by our Board of Directors and the Audit Committee of the Board of Directors (Audit Committee). To identify, assess, prioritize, and manage potential cybersecurity threats, we have integrated the following cybersecurity safety measures and processes into our overall risk management system:
•Product Security: We integrate cybersecurity into our systems, applications, and processes so that security is a key aspect of the design process. Our major products undergo a formal review process that includes threat modeling, code and dependency scanning and manual code review to identify and remediate vulnerabilities prior to their final release. In addition, we have introduced robust access management controls to enhance the security of our offerings.
•Threat Intelligence and Incident Prevention, Detection, and Response: In the fiscal year ended January 31, 2024, Zuora procured FS-ISAC membership for threat intelligence and proactive cybersecurity incident prevention. We maintain a cybersecurity detection and response program aligned with the National Institute of Standards and Technology’s Cybersecurity Framework to enable rapid cybersecurity threat detection and response. Additionally, Zuora established a Governance, Risk, and Compliance Committee (GRC Committee), which includes our Chief Financial Officer (CFO), Chief Legal Officer (CLO), Chief Information Officer (CIO), Chief Information Security Officer (CISO), and an Internal Audit representative, and others as needed, in the fiscal year ended January 31, 2024. We also deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including role-based user and network access controls, vulnerability scanning, security configuration monitoring, intrusion prevention and detection systems, and anti-malware prevention, which we evaluate and seek to improve through vulnerability assessments and cybersecurity threat intelligence.
•Incident Management Procedures: To date, we have not experienced any cybersecurity incidents that have materially affected or are reasonably likely to materially affect our Company. We have a well-defined incident response plan that includes procedures and guidelines in the event of a potential Company crisis, including a potential cybersecurity incident that has the potential to materially and adversely impact our customers or business operations. Our guidelines define what is meant by a cybersecurity crisis, identify a core Crisis Management Team that includes our CFO, CLO, CIO, CISO, and engineering and human resource management, establish a basic escalation framework, and create a practical communications protocol. The escalation framework requires that our CEO and Audit Committee (and ultimately, the full Board of Directors) receive prompt notification if there is a reasonable risk of a material cybersecurity incident. Following notification, the Crisis Management Team (along with outside experts as needed) must provide the CEO and the Board of Directors with ongoing updates regarding the cybersecurity incident until it has been remediated.
•Training: We have a cybersecurity training program in place for employees. Additionally, our engineers regularly undergo secure code training.
•Third-Party Risk Management: Our security experts and our legal team work together to assess third-party vendors to confirm that each vendor contract requires adequate technical and organizational measures to protect the systems and data that such vendor operates or processes on behalf of Zuora. Additionally, we maintain a Supplier Code of Conduct that sets forth our vendor expectations and a Vendor Data Access Policy that establishes the limits on what information our vendors may see, access, modify, and control.
•Assessments and Testing: We engage in the periodic assessment and testing of our cybersecurity policies, processes, and practices. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, penetration testing, and other exercises focused on evaluating the effectiveness of our cybersecurity measures. We also engage third parties (including auditors and cybersecurity consulting firms) to perform assessments of our cybersecurity measures, including information security maturity assessments, audits, and independent reviews of our information security control environment and operating effectiveness. We adjust our cybersecurity policies, processes, and practices based on the information provided by these assessments and testing activities.
•Cybersecurity and Privacy Certifications: Zuora has maintained various security certifications, including ISO 27001, ISO 27002, ISO 27018, ISO 27701, PCI, and SOC 2 Type II.
Cybersecurity Governance
As part of its broader risk oversight activities, the Board of Directors regularly oversees business, strategic, operational, and financial risks facing Zuora, including cybersecurity risks and mitigation plans, primarily through delegation to the Audit Committee. As reflected in the Audit Committee Charter, the Audit Committee periodically reviews with management our cybersecurity and other information technology risks, controls, and procedures, including Zuora’s plans to mitigate cybersecurity risks and respond to potential data breaches. To ensure the Audit Committee may carry out these responsibilities, our management team provides regular information technology and cybersecurity updates, including metrics regarding cyber threat response preparedness, program maturity milestones, risk mitigation status, and the current and emerging threat landscape. In addition, the Audit Committee periodically reviews and provides input regarding the level of information security risk insurance coverage we maintain. The full Board of Directors receives regular updates on the activities of the Audit Committee, including with regard to cybersecurity oversight. One of our directors who serves on the Audit Committee recently underwent formal cybersecurity training and earned a National Association of Corporate Directors CERT Certificate in Cybersecurity Oversight.
In the fiscal year ended January 31, 2024, Zuora also hired a new CISO principally responsible for overseeing our cybersecurity risk management program, in partnership with other members of management. Our CISO has served in various roles in cybersecurity and information technology for over 25 years and has experience building security programs and leading global teams at large enterprises and fast-growing technology companies.
Moreover, our GRC Committee meets bimonthly to evaluate, among other things, cybersecurity incident response readiness and results of our quarterly cybersecurity tests and annual risk assessment. The GRC Committee also reviews corporate progress regarding artificial intelligence governance, audits, and various other security and privacy exercises and addresses any identified gaps in Zuora policies to prevent, detect, mitigate, and/or remediate any potential cybersecurity incidents.
Finally, as disclosed above, our incident management procedures are designed to notify and actively involve our Audit Committee and Board of Directors whenever there is a reasonable risk of a material cybersecurity incident.
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
Holders of Record
As of February 29, 2024, there were 77 and 43 registered holders of record of our Class A and Class B common stock, respectively. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
We have presented below the cumulative total return to our stockholders from January 31, 2019 through January 31, 2024 in comparison to the Standard & Poor’s 500 Index, Standard & Poor Information Technology Index and NASDAQ Composite. All values assume a $100 initial investment and reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

$350
$300
$250
$200
$150
$100
$50
$0
January 2019
January 2020
January 2021
January 2022
January 2023
January 2024
Period Ending
Zuora
NASDAQ Composite
S&P 500 Index
S&P 500 Information Technology Index

Company/Index	January 31, 2019	January 31, 2020	January 31, 2021	January 31, 2022	January 31, 2023	January 31, 2024
Zuora	$100	$68.16	$68.16	$76.85	$36.59	$42.23
S&P 500 Index	$100	$121.68	$142.67	$175.90	$161.45	$195.06
NASDAQ Composite	$100	$127.03	$183.04	$200.70	$164.68	$217.36
S&P 500 Information Technology Index	$100	$146.07	$200.32	$253.25	$213.50	$320.44
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

We have omitted discussion of fiscal 2022 results where it would be redundant to the discussion previously included in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2023, filed with the SEC on April 3, 2023.
Overview
Business Summary
Zuora provides a leading monetization suite for modern businesses, built to help companies launch and scale new services and operate dynamic, customer-centric business models. Our technology solutions enable companies across multiple industries and geographies to build, run, and grow a modern, subscription business, automating the quote-to-revenue process, including offers, billing, collections, and revenue recognition. With Zuora’s solutions, businesses can change and evolve how they go to market through a mix of monetization models, efficiently comply with revenue recognition standards, analyze customer data to optimize their offerings, and build recurring relationships with their customers.
Many of today’s enterprise software systems manage their quote-to-revenue process using software built for one-time transactions. These systems were not designed for the dynamic, ongoing nature of recurring revenue, consumption-based, or hybrid pricing models, and can be extremely difficult to configure. In traditional product-based businesses, quote-to-revenue is a linear process – a customer orders a product, is billed for that product, payment is collected, and the revenue is recognized. These legacy product-based systems were not specifically designed to handle the complexities of managing ongoing customer relationships and recurring revenue models commonly found in subscription businesses, including billing proration, revenue recognition and reporting, and calculating the lifetime value of the customer. Using legacy or homegrown software to build a recurring revenue business often results in inefficient processes with prolonged and complex manual downstream work, hard-coded customizations, and a proliferation of SKUs.
However, enterprise business models are inherently dynamic, with multiple interactions, flexible pricing, global complexities, and continuously evolving relationships and events. The capabilities to launch, price, and bill for products, facilitate and record cash receipts, process and recognize revenue, and analyze data to drive key decisions are mission critical and particularly complex for companies that operate at a global scale. As a result, as companies launch, grow, and scale their businesses, they often conclude that legacy systems are inadequate. This is where Zuora comes in.
Our vision is “The World Subscribed” — the idea that one day every company will be a part of the Subscription Economy. Our focus has been on providing the technology our customers need to thrive as customer-centric, recurring revenue businesses.
Our solutions include Zuora Billing, Zuora Revenue, Zuora Payments, Zephr, Zuora Platform, and other software that support and expand upon these core offerings. Our software helps companies analyze data – including information such as which customers are delivering the most recurring revenue, or which segments are showing the highest churn - enabling customers to make informed decisions about their monetization strategy and quickly implement changes such as launching new services, updating pricing (usage, time, or outcome based), delivering new offerings, or making other changes to their customers’ experience. We also have a large ecosystem of global partners that can assist our customers with additional monetization strategies and services throughout the subscription journey.
Companies in a variety of industries - technology, manufacturing, media and entertainment, telecommunications, and many others - are using our solutions to scale and adapt to a world that is increasingly choosing subscription-based offerings.
Fiscal 2024 Business Highlights
Our business highlights for fiscal 2024 include the following:
•Subscription revenue grew 13% year-over-year, or 15% on a constant currency basis.
•Our Annual Recurring Revenue (ARR) was $403.1 million compared to $365.0 million as of January 31, 2023, representing ARR growth of 10%.

•We improved our total gross margin by over 460 basis points to 66% for the year, compared to 61% last year.
•We processed $139.9 billion of billing transactions and payments volume, an increase of 10% year-over-year. We also processed $212.8 billion of revenue volume, an increase of 12% year-over-year.
•We issued $150.0 million of convertible senior unsecured notes to Silver Lake in September 2023, per the terms of our original agreement, and had $514.2 million in cash, cash equivalents and short-term investments as of January 31, 2024.
•In January 2024, we approved a reduction of our workforce by 8% net that is designed to drive efficiency and optimization throughout the organization.
For a definition of ARR, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operational and Financial Metrics.”
Fiscal 2024 Financial Performance Summary
Our financial performance for fiscal 2024, compared to fiscal 2023, reflects the following:
•Subscription revenue was $383.4 million, an increase of $45.0 million, or 13%, and total revenue was $431.7 million, an increase of $35.6 million, or 9%.
•On a constant currency basis, subscription revenue was $388.8 million, an increase of $50.4 million, or 15% and total revenue was $437.1 million, an increase of $41.0 million, or 10%.
•Total cost of revenue decreased to $147.0 million, or 34% of total revenue, compared to $153.2 million, or 39% of total revenue, last year.
•Loss from operations decreased to $64.4 million, or 15% of revenue, compared to a loss from operations of $187.5 million, or 47% of revenue, last year.
Key Operational and Financial Metrics
We monitor the following key operational and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:

	January 31,
	2024	2023
Customers with ACV equal to or greater than $250,000	461	431
Dollar-based retention rate	106%	108%
Annual recurring revenue growth	10%	16%
Customers with Annual Contract Value Equal to or Greater than $250,000
We believe our ability to enter into and expand contracts is indicative of broader adoption of our solutions by larger organizations. It also reflects our ability to expand our revenue footprint within our current customer base. We define ACV as the subscription revenue we would contractually expect to recognize from that customer over the next twelve months, assuming no increases or reductions in their subscriptions. We define the number of customers at the end of any particular period as the number of parties or organizations that have entered into a distinct subscription contract with us and for which the term has not ended. Each party with whom we have entered into a distinct subscription contract is considered a unique customer, and in some cases, there may be more than one customer within a single organization. The number of customers with ACV equal to or greater than $250,000 increased to 461 as of January 31, 2024, as compared to 431 as of January 31, 2023. We expect this metric will continue to increase over time. However, our current strategy to close faster, lighter deals may reduce the growth of this metric in the near term.

Dollar-Based Retention Rate
We believe our dollar-based retention rate is a key measure of our ability to retain and expand revenue from our customer base over time. We calculate our dollar-based retention rate as of a period end by starting with the sum of the ACV from all customers as of twelve months prior to such period end, or prior period ACV. We then calculate the sum of the ACV from these same customers as of the current period end, or current period ACV. The current period ACV includes any upsells and also reflects contraction or attrition over the trailing twelve months, but excludes revenue from new customers added in the current period. We then divide the current period ACV by the prior period ACV to arrive at our dollar-based retention rate. Our dollar-based retention rate decreased to 106% as of January 31, 2024, as compared to 108% as of January 31, 2023. Approximately one percentage point of the decrease was due to one large customer churn that had not gone live with our services. While the dollar-based retention rate can fluctuate in any particular period and may decline in the near term, we expect it to remain relatively consistent or slightly decrease in fiscal 2025.
Annual Recurring Revenue
ARR represents the annualized recurring value at the time of initial booking or contract modification for all active subscription contracts at the end of a reporting period. ARR excludes the value of non-recurring revenue such as professional services revenue as well as contracts with new customers with a term of less than one year. ARR should be viewed independently of revenue and deferred revenue, and is not intended to be a substitute for, or combined with, any of these items. Our ARR was $403.1 million as of January 31, 2024, compared to $365.0 million as of January 31, 2023, representing an increase of 10% year-over-year, compared to 16% growth last year. Our ARR growth was lower in fiscal 2024 primarily due to macroeconomic conditions that adversely impacted the size of deals and lengthened deal cycles. While the ARR year-over-year growth rate can fluctuate in any particular period and may decline in the near term, we expect it to remain relatively consistent or slightly decrease in fiscal 2025.
Components of Our Results of Operations
Revenue
Subscription revenue. Subscription revenue consists of fees for access to, and use of, our products, as well as customer support and recurring services. We generate subscription fees pursuant to non-cancelable subscription agreements with terms that typically range from one to five years. Subscription revenue is primarily based on fees to access our services platform over the subscription term. We typically invoice customers in advance in either annual or quarterly installments. Customers can also elect to purchase additional volume blocks or products during the term of the contract. We typically recognize subscription revenue ratably over the term of the subscription period, beginning on the date that access to our platform is provisioned, which is generally on or about the date the subscription agreement is signed. We expect our subscription revenue to increase over time as a percentage of total revenue as we continue to execute our strategy of executing lighter, faster deals, while maintaining our focus on large and rapid-growth enterprises.
Professional services revenue. Professional services revenue typically consists of fees for implementation services in connection with helping our customers deploy, configure, and optimize the use of our solutions. These services include systems integration, data migration, and process enhancement. Professional services projects generally take three to twelve months to complete. Once the contract is signed, we generally invoice for professional services on a time and materials basis, although we occasionally engage in fixed-price service engagements and invoice for those based upon agreed milestone payments. We recognize revenue as professional services are performed for time and materials engagements and on a proportional performance method when the professional services are performed under fixed fee engagements. While we will continue to utilize our own services team, we expect to continue to leverage our strategic partners for professional services implementations, and as a result we expect our professional services revenue to decrease over time as a percentage of total revenue.
Deferred Revenue
Deferred revenue consists of customer billings in advance of revenue being recognized from our subscription and support services and professional services arrangements. We primarily invoice our customers for subscription services arrangements annually, semi-annually, or quarterly in advance. Amounts anticipated to be recognized within one year of the balance sheet date are recorded as deferred revenue, current portion, and the remaining portion is recorded as deferred revenue, net of current portion in our consolidated balance sheets.

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
Cost of Revenue, Gross Profit and Gross Margin
Cost of subscription revenue. Cost of subscription revenue consists primarily of costs related to hosting our platform and providing customer support. These costs include third-party hosting fees, employee compensation costs associated with maintaining our cloud-based infrastructure, amortization expenses associated with capitalized internal-use software and purchased technology, allocated overhead, software and maintenance costs, and outside services associated with the delivery of our subscription services. We intend to continue to invest in our platform infrastructure, including third-party hosting capacity, and support organizations. However, the level and timing of such investment in these areas may fluctuate and affect our cost of subscription revenue in the future.
Cost of professional services revenue. Cost of professional services revenue consists primarily of costs related to the deployment of our solutions. These costs include employee compensation costs for our professional services team, allocated overhead, travel costs, and costs of outside services associated with supplementing our internal staff. We believe that investment in our systems integrator partner network will lead to total margin improvement over time, however costs may fluctuate as we continue to shift deployments to our partner network.
Gross profit and gross margin. Our gross profit and gross margin may fluctuate from period to period as our revenue fluctuates, and as a result of the timing and amount of our investments to expand hosting capacity, including through third-party cloud providers, amortization expenses associated with our capitalized internal-use software and purchased technology, and our continued efforts to build our cloud infrastructure, support, and professional services teams. Over time, we expect our subscription gross margin to increase slightly due to increased subscription revenue, and professional services gross margin to remain relatively consistent.
Operating Expenses
Research and development. Research and development expense consists primarily of employee compensation costs, allocated overhead, and travel costs. We capitalize research and development costs associated with the development of internal-use software and we generally amortize these costs over a period of three years into the cost of subscription revenue. All other research and development costs are expensed as incurred. We recognize that continued investment in our platform is important for our growth and we will continue to focus investments in key areas of our platform. We expect our research and development expense to decrease as a percentage of total revenue over time to the extent our revenue grows and we gain operating efficiencies.
Sales and marketing. Sales and marketing expense consists primarily of employee compensation costs, including the amortization of deferred commissions related to our sales personnel, allocated overhead, costs of general marketing and promotional activities, and travel costs. Commission costs that are incremental to obtaining a contract are amortized in sales and marketing expense over the period of benefit, which is expected to be five years. While we expect to continue to make investments as we expand our customer acquisition and retention efforts, we expect our sales and marketing expense to decrease as a percentage of total revenue over time to the extent our revenue grows and due to lower employee-related costs following the workforce reduction in January 2024.
General and administrative. General and administrative expense consists primarily of employee compensation costs, allocated overhead, and travel costs for finance, accounting, legal, human resources, and recruiting personnel. In addition, general and administrative expense includes non-personnel costs, such as accounting fees, legal fees, charitable contributions, asset impairments, and all other supporting corporate expenses not allocated to other departments. We expect to incur ongoing costs as a result of operating as a public company, including costs related to compliance and reporting obligations of public companies, and continued investment to support our growing operations. We expect our general and administrative expense to decrease as a percentage of total revenue over time to the extent our revenue grows and due to lower employee-related costs following the workforce reduction in January 2024.
Other income and expenses
Other income and expenses primarily consists of fair value adjustments related to the debt conversion and warrant liabilities; amortization of deferred loan costs and contractual interest on our convertible senior notes; interest income from our cash and cash equivalents and short-term investments; and foreign exchange fluctuations.
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
Results of Operations
The following tables set forth our consolidated results of operations data for the periods presented in dollars and as a percentage of our total revenue:

	Fiscal Year Ended January 31,
	2024	2023
	(in thousands)
Revenue:
Subscription	$383,396	$338,391
Professional services	48,265	57,696
Total revenue	431,661	396,087
Cost of revenue:
Subscription	84,599	81,094
Professional services	62,375	72,135
Total cost of revenue	146,974	153,229
Gross profit	284,687	242,858
Operating expenses:
Research and development	108,288	102,564
Sales and marketing	166,215	173,871
General and administrative	74,591	78,878
Litigation settlement	—	75,000
Total operating expenses	349,094	430,313
Loss from operations	(64,407)	(187,455)
Change in fair value of debt conversion and warrant liabilities	(2,234)	9,214
Interest expense	(21,480)	(15,133)
Interest and other income (expense), net	22,079	5,986
Loss before income taxes	(66,042)	(187,388)
Income tax provision	2,151	10,582
Net loss	$(68,193)	$(197,970)

	Fiscal Year Ended January 31,
	2024	2023
Revenue:
Subscription	89%	85%
Professional services	11	15
Total revenue	100	100
Cost of revenue:
Subscription	20	20
Professional services	14	18
Total cost of revenue	34	39
Gross profit	66	61
Operating expenses:
Research and development	25	26
Sales and marketing	39	44
General and administrative	17	20
Litigation settlement	—	19
Total operating expenses	81	109
Loss from operations	(15)	(47)
Change in fair value of debt conversion and warrant liabilities	(1)	2
Interest expense	(5)	(4)
Interest and other income (expense), net	5	2
Loss before income taxes	(15)	(47)
Income tax provision	—	3
Net loss	(16)%	(50)%
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
•Asset impairment. We exclude non-cash charges for impairment of assets, including impairments related to internal-use software, office leases, and acquired intangible assets. Impairment charges can vary significantly in terms of amount and timing and we do not consider these charges indicative of our current or past operating performance. Moreover, we believe that excluding the effects of these charges allows investors to make more meaningful comparisons between our operating results and those of other companies.
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
•Workforce reductions. We exclude charges related to workforce reduction plans, including severance, health care and related expenses. We believe these charges are not indicative of our continuing operations.
The following tables provide a reconciliation of our GAAP to non-GAAP measures (in thousands, except percentages and per share data):
Subscription Gross Margin

	Fiscal Year Ended January 31,
	2024	2023
Reconciliation of cost of subscription revenue:
GAAP cost of subscription revenue	$84,599	$81,094
Less:
Stock-based compensation	(8,979)	(8,141)
Amortization of acquired intangibles	(2,690)	(2,236)
Workforce reduction	(1,778)	(547)
Asset impairment	(615)	—
Non-GAAP cost of subscription revenue	$70,537	$70,170
GAAP subscription gross margin	78%	76%
Non-GAAP subscription gross margin	82%	79%

Professional Services Gross Margin

	Fiscal Year Ended January 31,
	2024	2023
Reconciliation of cost of professional services revenue:
GAAP cost of professional services revenue	$62,375	$72,135
Less:
Stock-based compensation	(11,567)	(12,297)
Asset impairment	(291)	—
Workforce reduction	(118)	(646)
Non-GAAP cost of professional services revenue	$50,399	$59,192
GAAP professional services gross margin	(29)%	(25)%
Non-GAAP professional services gross margin	(4)%	(3)%
Total Gross Margin

	Fiscal Year Ended January 31,
	2024	2023
Reconciliation of gross profit:
GAAP gross profit	$284,687	$242,858
Add:
Stock-based compensation	20,546	20,438
Amortization of acquired intangibles	2,690	2,236
Workforce reduction	1,896	1,193
Asset impairment	906	—
Non-GAAP gross profit	$310,725	$266,725
GAAP gross margin	66%	61%
Non-GAAP gross margin	72%	67%
Operating (Loss) Income and Operating Margin

	Fiscal Year Ended January 31,
	2024	2023
Reconciliation of (loss) income from operations:
GAAP loss from operations	$(64,407)	$(187,455)
Add:
Stock-based compensation	101,052	96,401
Workforce reduction	7,249	6,369
Asset impairment	3,811	4,537
Amortization of acquired intangibles	2,690	2,236
Acquisition-related transactions	211	3,153
Charitable contribution	—	1,000
Shareholder litigation	(3,112)	76,268
Non-GAAP income from operations	$47,494	$2,509
GAAP operating margin	(15)%	(47)%
Non-GAAP operating margin	11%	1%

Net (Loss) Income and Net (Loss) Income Per Share

	Fiscal Year Ended January 31,
	2024	2023
Reconciliation of net (loss) income:
GAAP net loss	$(68,193)	$(197,970)
Add:
Stock-based compensation	101,052	96,401
Workforce reduction	7,249	6,369
Asset impairment	3,811	4,537
Amortization of acquired intangibles	2,690	2,236
Change in fair value of debt conversion and warrant liabilities	2,234	(9,214)
Acquisition-related transactions	211	3,153
Charitable contribution	—	1,000
Shareholder litigation	(3,112)	76,268
Non-GAAP net income (loss)	$45,942	$(17,220)
GAAP net loss per share, basic and diluted[1]	$(0.49)	$(1.51)
Non-GAAP net income loss per share, basic and diluted[1]	$0.33	$(0.13)
_________________________________
(1) GAAP and Non-GAAP net (loss) income per share are calculated based upon 140.1 million and 131.4 million basic and diluted weighted-average shares of common stock for the fiscal year ended January 31, 2024 and 2023, respectively.
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

	Fiscal Year Ended January 31,
	2024	2023

	(in thousands)
Net cash used in operating activities (GAAP)	$(18,767)	$(20,644)
Add:
Shareholder litigation	72,913	251
Acquisition-related costs	135	3,186
Less:
Purchases of property and equipment	(9,987)	(10,634)
Adjusted free cash flow (non-GAAP)	$44,294	$(27,841)
Net cash used in investing activities (GAAP)	$(84,277)	$(131,074)
Net cash provided by financing activities (GAAP)	$156,542	$241,911

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

	Fiscal Year Ended January 31,
	2024	2023	% Change
	(dollars in thousands)
Subscription revenue (GAAP)	$383,396	$338,391	13%
Effects of foreign currency rate fluctuations	5,418
Subscription revenue on a constant currency basis (Non-GAAP)	$388,814		15%

Total revenue (GAAP)	$431,661	$396,087	9%
Effects of foreign currency rate fluctuations	5,403
Total revenue on a constant currency basis (Non-GAAP)	$437,064		10%
Comparison of the Fiscal Years Ended January 31, 2024 and 2023
Revenue

	Fiscal Year Ended January 31,
	2024	2023	$ Change	% Change

	(dollars in thousands)
Revenue:
Subscription	$383,396	$338,391	$45,005	13%
Professional services	48,265	57,696	(9,431)	(16)%
Total revenue	$431,661	$396,087	$35,574	9%
Percentage of total revenue:
Subscription	89%	85%
Professional services	11	15
Total	100%	100%
Subscription revenue increased by $45.0 million, or 13%, for fiscal 2024 compared to fiscal 2023, or 15% on a constant currency basis, which removes the impact of foreign currency fluctuations. The increase was driven by growth in our customer base, with new customers contributing approximately $13.2 million of the increase in subscription revenue, and increased transaction volume and sales of additional products to our existing customers contributing the remainder. We calculate subscription revenue from new customers during the fiscal year by adding the revenue recognized from new customers acquired in the 12 months prior to the reporting date. The new business growth reflects the impact of macroeconomic headwinds we faced and our focus on executing on lighter, faster sales in fiscal 2024.
Professional services revenue decreased by $9.4 million, or 16%, for fiscal 2024 compared to fiscal 2023 as we continued to leverage our system integration partners for implementing our solutions, and due to the non-linearity and timing of projects.

Cost of Revenue and Gross Margin

	Fiscal Year Ended January 31,
	2024	2023	$ Change	% Change

	(dollars in thousands)
Cost of revenue:
Subscription	$84,599	$81,094	$3,505	4%
Professional services	62,375	72,135	(9,760)	(14)%
Total cost of revenue	$146,974	$153,229	$(6,255)	(4)%
Gross margin:
Subscription	78%	76%
Professional services	(29)%	(25)%
Total gross margin	66%	61%
Cost of subscription revenue increased by $3.5 million, or 4%, for fiscal 2024 compared to fiscal 2023. Employee compensation costs increased $2.6 million due to higher headcount to support our growth and operations which partially contributed to a reduction in outside professional services costs of $2.6 million. Additionally, we incurred increases of $1.2 million in incremental workforce reduction related charges, $0.8 million of amortization of capitalized internal-use software costs and purchased technology, $0.6 million in third-party software costs, and $0.6 million in intellectual property asset and software impairment charges.
Cost of professional services revenue decreased by $9.8 million, or 14%, for fiscal 2024 compared to fiscal 2023. Leveraging our system integration partners for leading customer implementations has allowed us reduce our headcount and professional services costs. As a result, in fiscal 2024, we had decreases of $5.7 million in employee compensation costs, $3.7 million in outside professional services costs, and $0.5 million in allocated overhead.
Our gross margin for subscription services increased to 78% for fiscal 2024 compared to 76% for fiscal 2023, primarily due to increased subscription revenue.
Our gross margin for professional services decreased to (29)% for fiscal 2024 compared to (25)% for fiscal 2023, primarily due to supporting our system integration partners in leading customer implementations and continued investment in our customers.
Operating Expenses
Research and Development

	Fiscal Year Ended January 31,
	2024	2023	$ Change	% Change

	(dollars in thousands)
Research and development	$108,288	$102,564	$5,724	6%
Percentage of total revenue	25%	26%
Research and development expense increased by $5.7 million, or 6%, for fiscal 2024 compared to fiscal 2023. This was driven primarily by increased headcount to support our development efforts resulting in higher employee compensation costs of $8.0 million, partially offset by a $5.7 million decrease in outside professional services costs as we decreased our utilization of outside services. We also incurred higher incremental costs relative to last year of $1.6 million related to workforce reduction related charges, $1.4 million in allocated overhead primarily due to increased headcount, $1.2 million in impairment of certain capitalized software, and $0.8 million in travel costs. These costs were partially offset by a $1.1 million reduction in third-party software costs, and $1.0 million higher capitalization of internal-use software.
Research and development expense decreased to 25% of total revenue in fiscal 2024 from 26% in fiscal 2023, primarily due to higher total revenue in fiscal 2024.

Sales and Marketing

	Fiscal Year Ended January 31,
	2024	2023	$ Change	% Change

	(dollars in thousands)
Sales and marketing	$166,215	$173,871	$(7,656)	(4)%
Percentage of total revenue	39%	44%
Sales and marketing expense decreased by $7.7 million, or 4%, for fiscal 2024 compared to fiscal 2023. This was driven by decreased headcount as we reduced primarily non-quota carrying roles, resulting in lower employee compensation costs of $7.0 million, and a $0.9 million decrease in outside professional services costs as we decreased utilization of outside services. We also incurred $1.6 million lower workforce reduction related charges relative to last year, and had $1.2 million in lower allocated overhead costs. These cost reductions were partially offset by $3.0 million in higher event and travel costs as we held additional events in fiscal 2024 including Subscribed Live and Subscribed Connect, and $0.6 million in additional third-party software costs.
Sales and marketing expense decreased to 39% of total revenue during fiscal 2024 compared to 44% during fiscal 2023 primarily as a result of lower employee compensation costs and higher total revenue in fiscal 2024.
General and Administrative

	Fiscal Year Ended January 31,
	2024	2023	$ Change	% Change

	(dollars in thousands)
General and administrative	$74,591	$78,878	$(4,287)	(5)%
Percentage of total revenue	17%	20%
General and administrative expense decreased by $4.3 million, or 5%, for fiscal 2024 compared to fiscal 2023. This decrease was driven by $4.4 million lower securities litigation related expenses as we reached a settlement in fiscal 2024, a $4.1 million reduction in outside professional services costs which were higher last year partly due to acquisition-related costs, and a $2.5 million reduction in allocated overhead driven by lower impairment charges associated with our headquarters as compared to last year. These cost reductions were partially offset by increases of $5.4 million in employee compensation costs driven by increased stock-based compensation expenses, and $1.0 million in other tax related charges.
General and administrative expense decreased to 17% of total revenue during fiscal 2024 compared to 20% during fiscal 2023, primarily due to decreased securities litigation related expenses in fiscal 2024.
Litigation settlement
In January 2023, we accrued $75.0 million related to the then-anticipated settlement of the federal securities class action litigation captioned Roberts v. Zuora, Inc., which we recorded as Litigation settlement in the consolidated statement of comprehensive loss for the fiscal year ended January 31, 2023. For additional updates, see Note 13. Commitments and Contingencies of the Notes to Consolidated Financial Statements.
Other Income and Expenses

	Fiscal Year Ended January 31,
	2024	2023	$ Change	% Change

	(in thousands)
Change in fair value of debt conversion and warrant liabilities	$(2,234)	$9,214	$(11,448)	(124)%
Interest expense	$(21,480)	$(15,133)	$(6,347)	42%
Interest and other income (expense), net	$22,079	$5,986	$16,093	269%

During fiscal 2024, we recognized a $2.2 million loss on revaluation of the debt conversion and warrant liabilities, compared to a $9.2 million gain recognized on revaluation of the warrant liability during fiscal 2023. These fluctuations were primarily driven by the impact of changes in the market value of Zuora's common stock on the valuations. Interest expense increased $6.3 million due to the issuance of the Additional Notes in September 2023 and a full year of interest recognized in fiscal 2024 on the Initial Notes that were issued in March 2022 (fiscal 2023). Refer to Note 9. Debt of the Notes to Consolidated Financial Statements for definitions of the Initial Notes and Additional Notes. Interest and other income (expense), net increased $16.1 million primarily due to higher interest rates on cash equivalents and short-term investments, and foreign currency impacts of revaluing cash, accounts receivable, and payables recorded in a foreign currency.
Income Tax Provision

	Fiscal Year Ended January 31,
	2024	2023	$ Change	% Change

	(in thousands)
Income tax provision	$2,151	$10,582	$(8,431)	(80)%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For fiscal 2024 and fiscal 2023 we recorded a tax provision of $2.2 million and $10.6 million on losses before income taxes of $66.0 million and $187.4 million, respectively. The effective tax rate for fiscal 2024 and fiscal 2023 was (3.3)% and (5.6)%, respectively. The effective tax rates differ from the statutory rate primarily as a result of providing no benefit on pretax losses incurred in the United States. For fiscal 2024 and fiscal 2023, we maintained a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized. The decrease in tax expense resulted primarily from lower foreign taxes in fiscal 2024 as fiscal 2023 included tax impacts related to the acquisition of Zephr.
Liquidity and Capital Resources
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations.
As of January 31, 2024, we had cash and cash equivalents and short-term investments of $514.2 million that were primarily invested in deposit accounts, money market funds, corporate debt securities, commercial paper, and U.S. government securities. Our investments are highly rated and currently mature in one year or less. In addition to cash and investments, we finance our operations through cash flows generated from sales to our customers, which are generally billed in advance on an annual, semi-annual, or quarterly basis.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Fiscal Year Ended January 31,
	2024	2023

	(in thousands)
Net cash used in operating activities	$(18,767)	$(20,644)
Net cash used in investing activities	(84,277)	(131,074)
Net cash provided by financing activities	156,542	241,911
Effect of exchange rates on cash and cash equivalents	(672)	(461)
Net increase in cash and cash equivalents	$52,826	$89,732
Operating Activities
Net cash used in operating activities of $18.8 million in fiscal 2024 was comprised primarily of payments for our personnel, sales and marketing efforts, payments to vendors for products and services related to our ongoing business operations, payments for shareholder litigation charges, customer collections for our subscription and professional services, interest income received on our cash equivalents and short-term investments, and interest paid on the 2029 Notes.
Net cash used in operating activities for fiscal 2024 decreased $1.9 million compared to the fiscal 2023. We paid $72.9 million in shareholder litigation charges in fiscal 2024. This was partially offset by cash provided by increased customer collections, a higher gross margin on our subscription services, cost reductions associated with the workforce reduction approved in November 2022, and increased interest generated from our cash equivalents and short-term investments.
Investing Activities
Net cash used in investing activities for fiscal 2024 was $84.3 million. We purchased $69.8 million of short-term investments, net of maturities, used $10.0 million to purchase property and equipment and to develop internal-use software as we continue to invest in and grow our business, and paid $4.5 million of contingent consideration in connection with the acquisition of Zephr.
Net cash used in investing activities for fiscal 2024 decreased $46.8 million compared to fiscal 2023 primarily due to $41.0 million in net cash paid to acquire Zephr in fiscal 2023 compared to a $4.5 million contingent consideration payment we made for the Zephr acquisition in fiscal 2024, per the terms of the acquisition agreement. We also used $9.7 million less cash for short-term investments in fiscal 2024 due to the timing of purchases and maturities as compared to fiscal 2023 and holding more cash equivalents in fiscal 2024 due to rising interest rates. Payments for property and equipment, net of insurance recoveries, were $0.6 million lower compared to fiscal 2023.

Financing Activities
Net cash provided by financing activities for fiscal 2024 of $156.5 million was due to $145.9 million in net proceeds from issuance of the Additional Notes, $8.4 million of proceeds from issuance of common stock under the ESPP, and $2.3 million in proceeds from stock option exercises.
Net cash provided by financing activities for fiscal 2024 decreased $85.4 million compared to fiscal 2023 primarily as a result of receiving $88.0 million less cash from the second debt issuance in fiscal 2024 as compared to the first debt issuance last year, per the terms of our original agreement with Silver Lake. We made no principal payments associated under the credit facility with Silicon Valley Bank, a division of First-Citizens Bank & Trust (SVB), in fiscal 2024 as we fully paid down the term loan portion of the SVB credit facility in fiscal 2023, and we received more cash from our ESPP plan participants due to higher participation in fiscal 2024, which together provided $2.9 million of additional cash flows in fiscal 2024 over fiscal 2023.
Obligations and Other Commitments
Our material cash requirements from known contractual and other obligations consist of obligations under our operating leases for office space, the 2029 Notes, and a contractual commitment to one of our vendors for cloud computing services. For more information, please refer to Note 12. Leases, Note 9. Debt and Note 13. Commitments and Contingencies, respectively, of the Notes to Consolidated Financial Statements. As of January 31, 2024, our contractual commitments totaled $513.5 million, with $36.1 million committed within the next twelve months.
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us, or from data breaches or intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. As of January 31, 2024, no demands had been made upon us to provide indemnification under such agreements and there were no claims that we are aware of that could have a material effect on our consolidated balance sheets, consolidated statements of comprehensive loss, or consolidated statements of cash flows.
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
Recent Accounting Pronouncements — Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 will be effective for us for annual periods beginning with our fiscal year ending January 31, 2025, and interim periods thereafter. Early adoption is permitted. We are currently evaluating the impact of this pronouncement on our consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU is intended to improve income tax disclosures, specifically requiring disaggregated information about a reporting entity’s effective tax rate reconciliation and information on income taxes paid. ASU 2023-09 will be effective for us for annual periods beginning with our fiscal year ending January 31, 2026. Early adoption is permitted. We are currently evaluating the impact of this pronouncement on our consolidated financial statements.

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
Foreign Currency Exchange Risk
Our sales contracts are denominated predominantly in U.S. Dollars, Euros (EUR), British Pounds (GBP), and Japanese Yen (JPY). A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the GBP, Chinese Yuan (CNY), and Indian Rupee (INR). Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statement of comprehensive loss. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements for the fiscal years ended January 31, 2024 and 2023. Given the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Interest Rate Risk
We had cash and cash equivalents and short-term investments of $514.2 million as of January 31, 2024. Our cash and cash equivalents and short-term investments are held for working capital purposes. We do not make investments for trading or speculative purposes. A significant decrease in these market rates may adversely affect our expected operating results. The 2029 Notes have a fixed interest rate and therefore are not impacted by market rates.
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
As of January 31, 2024, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents and short-term investments or interest owed on our outstanding debt. Fluctuations in the value of our cash equivalents and short-term investments caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities prior to maturity. In addition, a hypothetical 10% relative change in interest rates would not have had a material impact on our operating results for fiscal 2024.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Zuora, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Zuora, Inc. and subsidiaries (the Company) as of January 31, 2024 and 2023, the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
As discussed in Note 2 to the consolidated financial statements, the Company’s total revenue was $431.7 million for the year ended January 31, 2024. The Company derives revenue from subscription fees and professional services fees. Subscription revenue is generally recognized ratably over the contract term beginning on the commencement date of each contract, which is the date the cloud-based software is made available to customers. Revenue for the Company’s professional services is recognized as services are performed, generally on a time and materials basis. Most customer contracts are subject to standard terms and conditions; however, certain contracts contain non-standard terms that may impact revenue recognition.
We identified the evaluation of revenue from arrangements with non-standard terms and conditions as a critical audit matter. The Company’s accounting is dependent on the identification and evaluation of the terms used to calculate revenue. Significant auditor judgement was required to evaluate the Company’s identification and evaluation of non-standard terms and conditions in new and modified contracts. Furthermore, certain non-standard terms and conditions required judgment to assess the impact on revenue recognition.
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the identification and evaluation of the non-standard contract terms. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s revenue recognition process, including those specifically related to the identification and evaluation of non-standard contract terms. For a selection of new and modified contracts, we evaluated whether management appropriately identified and considered terms within those contracts which affect revenue recognition.
/s/ KPMG LLP
We have served as the Company’s auditor since 2011.
Santa Clara, California
March 26, 2024

ZUORA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	January 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$256,065	$203,239
Short-term investments	258,120	183,006
Accounts receivable, net of allowance for credit losses of $2,142 and $4,001 as of January 31, 2024 and January 31, 2023, respectively	124,602	91,740
Deferred commissions, current portion	15,870	16,282
Prepaid expenses and other current assets	23,261	24,285
Total current assets	677,918	518,552
Property and equipment, net	25,961	27,159
Operating lease right-of-use assets	22,462	22,768
Purchased intangibles, net	10,082	13,201
Deferred commissions, net of current portion	27,250	28,250
Goodwill	56,657	53,991
Other assets	3,506	4,677
Total assets	$823,836	$668,598
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,161	$1,073
Accrued expenses and other current liabilities	32,157	103,678
Accrued employee liabilities	37,722	30,483
Deferred revenue, current portion	199,615	167,145
Operating lease liabilities, current portion	6,760	9,240
Total current liabilities	279,415	311,619
Long-term debt	359,525	210,403
Deferred revenue, net of current portion	2,802	442
Operating lease liabilities, net of current portion	37,100	37,924
Deferred tax liabilities	3,725	3,717
Other long-term liabilities	7,582	7,333
Total liabilities	690,149	571,438
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A common stock - $0.0001 par value; 500,000 shares authorized, 137,792 and 127,384 shares issued and outstanding as of January 31, 2024 and 2023, respectively.	14	13
Class B common stock - $0.0001 par value; 500,000 shares authorized, 8,240 and 8,121 shares issued and outstanding as of January 31, 2024 and 2023, respectively.	1	1
Additional paid-in capital	964,141	859,482
Accumulated other comprehensive loss	(859)	(919)
Accumulated deficit	(829,610)	(761,417)
Total stockholders’ equity	133,687	97,160
Total liabilities and stockholders’ equity	$823,836	$668,598
See notes to consolidated financial statements.

ZUORA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share data)

	Fiscal Year Ended January 31,
	2024	2023	2022
Revenue:
Subscription	$383,396	$338,391	$287,747
Professional services	48,265	57,696	58,991
Total revenue	431,661	396,087	346,738
Cost of revenue:
Subscription	84,599	81,094	68,285
Professional services	62,375	72,135	71,821
Total cost of revenue	146,974	153,229	140,106
Gross profit	284,687	242,858	206,632
Operating expenses:
Research and development	108,288	102,564	83,219
Sales and marketing	166,215	173,871	143,366
General and administrative	74,591	78,878	76,223
Litigation settlement	—	75,000	—
Total operating expenses	349,094	430,313	302,808
Loss from operations	(64,407)	(187,455)	(96,176)
Change in fair value of debt conversion and warrant liabilities	(2,234)	9,214	—
Interest expense	(21,480)	(15,133)	(152)
Interest and other income (expense), net	22,079	5,986	(1,670)
Loss before income taxes	(66,042)	(187,388)	(97,998)
Income tax provision	2,151	10,582	1,427
Net loss	(68,193)	(197,970)	(99,425)
Comprehensive loss:
Foreign currency translation adjustment	(672)	(461)	(673)
Unrealized gain (loss) on available-for-sale securities	732	(350)	(231)
Comprehensive loss	$(68,133)	$(198,781)	$(100,329)
Net loss per share, basic and diluted	$(0.49)	$(1.51)	$(0.80)
Weighted-average shares outstanding used in calculating net loss per share, basic and diluted	140,147	131,441	124,206
See notes to consolidated financial statements.

ZUORA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, January 31, 2021	109,900	$11	11,004	$1	$635,127	$796	$(464,022)	$171,913
Conversion of Class B common stock to Class A common stock	4,371	—	(4,371)	—	—	—	—	—
Issuance of common stock upon exercise of stock options	509	1	2,389	—	18,498	—	—	18,499
Lapse of restrictions on common stock related to early exercise of stock options	—	—	—	—	26	—	—	26
RSU releases	3,462	—	26	—	—	—	—	—
Issuance of common stock under the ESPP	705	—	—	—	7,428	—	—	7,428
Charitable donation of stock	61	—	—	—	1,000			1,000
Stock-based compensation	—	—	—	—	72,070	—	—	72,070
Other comprehensive loss	—	—	—	—	—	(904)	—	(904)
Net loss	—	—	—	—	—	—	(99,425)	(99,425)
Balance, January 31, 2022	119,008	$12	9,048	$1	$734,149	$(108)	$(563,447)	$170,607
Conversion of Class B common stock to Class A common stock	1,355	—	(1,355)	—	—	—	—	—
Issuance of common stock upon exercise of stock options	49	—	428	—	2,471	—	—	2,471
RSU releases	5,795	1	—	—	—	—	—	1
Issuance of common stock under the ESPP	1,076	—	—	—	7,019	—	—	7,019
Charitable donation of stock	101	—	—	—	1,000	—	—	1,000
Stock-based compensation	—	—	—	—	96,401	—	—	96,401
Issuance of warrants	—	—	—	—	18,442	—	—	18,442
Other comprehensive loss	—	—	—	—	—	(811)	—	(811)
Net loss	—	—	—	—	—	—	(197,970)	(197,970)
Balance, January 31, 2023	127,384	$13	8,121	$1	$859,482	$(919)	$(761,417)	$97,160
Conversion of Class B common stock to Class A common stock	515	—	(515)	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	1	634	—	2,279	—	—	2,280
RSU and PSU releases	8,295	—	—	—	—	—	—	—
Issuance of common stock under the ESPP	1,598	—	—	—	8,401	—	—	8,401
Stock-based compensation	—	—	—	—	101,052	—	—	101,052
Reclassification of warrants to liability, net of allocated debt issuance costs, to Accrued expenses and other current liabilities	—	—	—	—	(7,073)	—	—	(7,073)
Other comprehensive income	—	—	—	—	—	60	—	60
Net loss	—	—	—	—	—	—	(68,193)	(68,193)
Balance, January 31, 2024	137,792	$14	8,240	$1	$964,141	$(859)	$(829,610)	$133,687
See notes to consolidated financial statements.

ZUORA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended January 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(68,193)	$(197,970)	$(99,425)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	18,214	18,738	16,760
Stock-based compensation	101,052	96,401	72,070
Provision for credit losses	858	2,245	2,919
Donation of common stock to charitable foundation	—	1,000	1,000
Amortization of deferred commissions	18,959	19,291	16,330
Reduction in carrying amount of right-of-use assets	6,090	7,363	9,717
Asset impairment	3,811	4,537	12,783
Change in fair value of debt conversion and warrant liabilities	2,234	(9,213)	—
Change in fair value of contingent consideration	—	(380)	—
Other	1,335	(391)	802
Changes in operating assets and liabilities:
Accounts receivable	(34,230)	(11,081)	(6,322)
Prepaid expenses and other assets	885	(7,379)	(1,179)
Deferred commissions	(18,051)	(22,802)	(24,127)
Accounts payable	2,082	(6,084)	4,457
Accrued expenses and other liabilities	(82,746)	88,353	1,424
Accrued employee liabilities	7,239	(2,161)	1,165
Deferred revenue	34,830	12,020	24,281
Operating lease liabilities	(13,136)	(13,131)	(13,969)
Net cash (used in) provided by operating activities	(18,767)	(20,644)	18,686
Cash flows from investing activities:
Purchases of property and equipment	(9,987)	(10,634)	(8,776)
Insurance proceeds for damaged property and equipment	—	—	344
Purchase of intangible assets	—	—	(1,349)
Purchases of short-term investments	(286,394)	(234,246)	(109,510)
Maturities of short-term investments	216,628	154,806	99,192
Cash paid for acquisition, net of cash acquired	(4,524)	(41,000)	—
Net cash used in investing activities	(84,277)	(131,074)	(20,099)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	145,861	233,901	—
Proceeds from issuance of common stock upon exercise of stock options	2,280	2,471	18,499
Proceeds from issuance of common stock under employee stock purchase plan	8,401	7,019	7,428
Principal payments on debt	—	(1,480)	(4,444)
Net cash provided by financing activities	156,542	241,911	21,483
Effect of exchange rates on cash and cash equivalents	(672)	(461)	(673)
Net increase in cash and cash equivalents	52,826	89,732	19,397
Cash and cash equivalents, beginning of year	203,239	113,507	94,110
Cash and cash equivalents, end of year	$256,065	$203,239	$113,507
Supplemental disclosure of cash flow information:
Cash paid for interest	$11,504	$7,608	$94
Cash paid for tax	$1,993	$1,445	$1,395
Supplemental disclosure of non-cash investing and financing activities:
Lapse in restrictions on early exercised common stock options	$—	$—	$26
Property and equipment purchases accrued or in accounts payable	$6	$4	$164
Purchase of intangible assets included in accrued expenses and other current liabilities	$—	$—	$225
See notes to consolidated financial statements.

ZUORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Overview and Basis of Presentation
Description of Business
Zuora, Inc. was incorporated in the state of Delaware in 2006 and began operations in 2007. Zuora’s fiscal year ends on January 31. Zuora is headquartered in Redwood City, California.
Zuora provides a leading monetization suite for modern businesses, built to help companies launch and scale new services and operate dynamic, customer-centric business models. Our technology solutions enable companies across multiple industries and geographies to build, run, and grow a modern, subscription business, automating the quote-to-revenue process, including offers, billing, collections, and revenue recognition. With Zuora’s solutions, businesses can change and evolve how they go to market through a mix of monetization models, efficiently comply with revenue recognition standards, analyze customer data to optimize their offerings, and build recurring relationships with their customers.
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
Our most significant estimates and assumptions are related to revenue recognition with respect to the determination of the standalone selling prices for our services; the expected period of benefit over which deferred commissions are amortized; valuation of our convertible senior notes and warrants and short-term investments; estimates of allowance for credit losses; estimates of the fair value of goodwill and long-lived assets when evaluating for impairments and for assets acquired from acquisitions; useful lives of intangibles and other long-lived assets; and the valuation of deferred income tax assets and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ materially from these estimates under different assumptions or conditions.
Foreign Currency
The functional currencies of our foreign subsidiaries are the respective local currencies. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive loss within our consolidated balance sheets. Foreign currency transaction gains and losses are included in Interest and other income (expense), net in the consolidated statements of comprehensive loss and were not material for fiscal 2024, 2023 and 2022. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average exchange rate during the period, and equity balances are translated using historical exchange rates.
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
We generate revenue primarily from two sources: (1) subscription services, which is comprised of revenue from subscription fees from customers accessing our cloud-based software; and (2) professional services and other revenue. For the fiscal year ended January 31, 2024, subscription revenue was $383.4 million and professional services and other revenue was $48.3 million.
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
Our subscription service arrangements are typically non-cancelable for a pre-specified subscription term and do not typically contain refund-type provisions. Certain arrangements contain non-standard terms and conditions that may impact our revenue recognition for those arrangements.
Subscription Services
Subscription services revenue is primarily comprised of fees that provide customers with access to our cloud-based software during the term of the arrangement. Cloud-based services typically allow our customers to use our multi-tenant software without taking possession of the software. Revenue is generally recognized ratably over the contract term beginning on the commencement date of each contract, which is the date our cloud-based software is made available to customers. We generally invoice for subscription services annually, semi-annually, or quarterly in advance of services being performed.
Subscription agreements generally have terms ranging from one to five years. Amounts that have been invoiced are recorded in accounts receivable and in either deferred revenue or revenue in our consolidated financial statements, depending on whether the underlying performance obligation has been satisfied.
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
Our cloud-based software subscriptions are distinct as such services are often sold separately. In addition, our subscription services contracts can include multi-year agreements that include a fixed annual platform fee and a volume block usage fee that may vary based on permitted volume usage each year. To the extent that permitted volume usage each year is the same, we have concluded that there is one multi-year stand-ready performance obligation. To the extent that permitted volume usage each year varies, we have concluded that each year represents a distinct stand-ready performance obligation and we allocate the transaction price to the performance obligations on a relative standalone-selling price basis and revenue is recognized ratably over each year.

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
We establish SSP for both our subscription services and professional services elements primarily by considering the actual sales prices of the element when sold on a stand-alone basis or when sold together with other elements. If we are unable to rely on actual observable standalone sales inputs, we determine SSP based on other observable inputs such as actual sales prices when sold together with other promised subscriptions or services and other factors such as our overarching pricing objectives and strategies.
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
Contract Assets
Subscription services revenue is generally recognized ratably over the contract term beginning on the commencement date of each contract. A contract asset results when revenue recognition occurs in advance of billing the customer. Contract assets are included in Prepaid expenses and other current assets in our consolidated balance sheets. The total value of our contract assets was $1.4 million and $1.3 million as of January 31, 2024 and 2023, respectively.
For further detail regarding our remaining performance obligations, please refer to Note 10. Deferred Revenue and Performance Obligations.
Cost of Revenue
Cost of subscription revenue primarily consists of costs relating to the hosting of our cloud-based solutions, including salaries and benefits of technical operations and support personnel, data communications costs, allocated overhead and property and equipment depreciation, amortization of internal-use software and purchased intangibles and the reduction in the carrying amount of right-of-use (ROU) assets.
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
Concentrations of Credit Risk and Significant Clients and Suppliers
Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. We deposit our cash, cash equivalents, and short-term investments primarily with one financial institution and, accordingly, such deposits regularly exceed federally insured limits.
No single customer accounted for more than 10% of Zuora’s revenue or accounts receivable balance in any of the periods presented.

Cash and Cash Equivalents
We consider all highly liquid investments with original or remaining maturities of three months or less on the purchase date to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value and consists primarily of bank deposits and money market funds.
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
The allowance for credit losses consists of the following activity (in thousands):

	Fiscal Year Ended January 31,
	2024	2023
Allowance for credit losses, beginning balance	$4,001	$3,188
Additions:
Charged to revenue	858	2,245
Charged to deferred revenue	(1,542)	1,818
Deductions:
Write-offs to revenue	(1,087)	(2,201)
Write-offs to deferred revenue	(88)	(1,049)
Allowance for credit losses, ending balance	$2,142	$4,001
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
A business combination is accounted for using the acquisition method of accounting. Under the acquisition method, assets acquired and liabilities assumed are recorded at their respective fair values as of the acquisition date. Any excess fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill. The allocation of the consideration requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted average cost of capital, and the cost savings related to the business combination. These estimates are inherently uncertain and unpredictable. Contingent consideration incurred in connection with the business combination is recorded at its fair value on the acquisition date and is remeasured through credits or charges to the consolidated statements of comprehensive loss each subsequent reporting period and is classified as contingent consideration in the consolidated balance sheet until the related contingencies are resolved.
Goodwill, Acquired Intangible Assets, Internal-Use Software and Web Site Development Costs, and Impairment of Long-Lived Assets
Goodwill. Goodwill represents the excess purchase consideration of an acquired business over the fair value of the net tangible and identifiable intangible assets. Goodwill is evaluated for impairment annually on December 1, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate or a significant decrease in expected cash flows. An impairment loss is recognized to the extent that the carrying amount exceeds the reporting unit’s fair value, not to exceed the carrying amount of goodwill. We have the option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount and determine whether further action is needed. If, after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative impairment test is unnecessary. No impairment charges were recorded during fiscal 2024, 2023 or 2022.
Acquired Intangible Assets. Acquired intangible assets consist of developed technology, customer relationships, and trade names resulting from Zuora’s acquisitions. Acquired intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated useful lives on a straight-line basis.
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
Impairment of Long-Lived Assets. The carrying amounts of long-lived assets, including property and equipment, capitalized internal-use software, acquired intangible assets, deferred commissions, and ROU assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future undiscounted net cash flows the asset is expected to generate over its remaining life. If the asset is determined to be impaired, the amount of any impairment recognized is measured as the difference between the carrying value and the fair value of the impaired asset. If the useful life is shorter than originally estimated, we amortize the remaining carrying value over the new shorter useful life. During fiscal 2024, we recognized impairment charges totaling $3.8 million related to certain excess office space that we have marketed for sublease, capitalized internal-use software, and purchased intangible assets. During fiscal 2023 and fiscal 2022, we recognized $4.5 million and $12.8 million, respectively, related to certain excess office spaces that we had marketed for sublease. See Note 12. Leases, Note 6. Property and Equipment, Net, and Note 7. Intangible Assets and Goodwill for further details of these charges.
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
Stock-Based Compensation
We measure our employee and director stock-based compensation awards, including purchase rights issued under the ESPP, based on the award's estimated fair value on the date of grant. We estimate the fair value of stock options, and purchase rights under the ESPP, using the Black-Scholes option-pricing model. The fair value of restricted stock units (RSUs) and performance stock units (PSUs) is equal to the fair value of our common stock on the date of grant.
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
Leases
We determine if a contract is a lease or contains a lease at the inception of the contract and reassess that conclusion if the contract is modified. All leases are assessed for classification as an operating lease or a finance lease. Operating lease ROU assets are presented separately in our consolidated balance sheets. Operating lease liabilities are also presented separately as current and non-current liabilities in our consolidated balance sheets. We do not have any finance lease ROU assets or liabilities. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. We do not obtain and control our right to use the identified asset until the lease commencement date.
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
Derivative Financial Instruments
The accounting treatment of derivative financial instruments requires that we record certain embedded features and warrants as assets or liabilities at their fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date, with any change in fair value recorded as income or expense. In connection with our issuance of the Initial Notes to Silver Lake on March 24, 2022 as described in Note 9. Debt and Note 17. Warrants to Purchase Shares of Common Stock, we adopted a sequencing policy in accordance with ASC 815-40, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, whereby financial instruments issued will be ordered by conversion or exercise price.
Deferred Loan Costs
Costs directly associated with obtaining debt financing are deferred and amortized using the effective interest rate method over the expected term of the related debt agreement. We determine the expected term of debt agreements by assessing the contractual term of the debt as well as any non-contingent put rights provided to the lenders. Unamortized amounts related to long-term debt are reflected on the consolidated balance sheets as a direct deduction from the carrying amounts of the related long-term debt liability. Amortization expense of deferred loan costs related to the 2029 Notes was approximately $9.3 million and $6.6 million for fiscal 2024 and 2023, respectively, and is included in Interest expense on the accompanying consolidated statements of comprehensive loss.
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
Recent Accounting Pronouncements—Adopted in Fiscal 2024
We did not adopt any new accounting pronouncements during the fiscal year ended January 31, 2024.

Note 3. Investments
The amortized costs, unrealized gains and losses and estimated fair values of our short-term investments were as follows (in thousands):

	January 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$98,206	$50	$(7)	$98,249
Corporate bonds	129,767	121	(3)	129,885
Commercial paper	29,991	—	(5)	29,986
Total short-term investments	$257,964	$171	$(15)	$258,120

	January 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$34,865	$—	$(377)	$34,488
Corporate bonds	41,974	—	(189)	41,785
Commercial paper	102,720	—	—	102,720
Foreign government securities	4,023	—	(10)	4,013
Total short-term investments	$183,582	$—	$(576)	$183,006
There were no material realized gains or losses from sales of marketable securities that were reclassified out of accumulated other comprehensive loss into investment income during fiscal 2024 and 2023. We had no significant unrealized losses on our available-for-sale securities as of January 31, 2024 and January 31, 2023, and we do not expect material credit losses on our current investments in future periods. All securities had stated effective maturities of less than one year as of January 31, 2024.

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
The following tables summarize our fair value hierarchy for our financial assets measured at fair value on a recurring basis (in thousands):

	January 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$207,632	$—	$—	$207,632
Corporate bonds	3,497	—	—	3,497
Total cash equivalents	211,129	—	—	211,129
Short-term investments:
U.S. government securities	$—	$98,249	$—	$98,249
Corporate bonds	—	129,885	—	129,885
Commercial paper	—	29,986	—	29,986
Total short-term investments	$—	$258,120	$—	$258,120
Liabilities:
Warrant liability	$—	$—	$11,992	$11,992
Debt conversion liability	—	—	6,848	6,848
Total liabilities	$—	$—	$18,840	$18,840

	January 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$184,580	$—	$—	$184,580
Short-term investments:
U.S. government securities	$—	$34,488	$—	$34,488
Corporate bonds	—	41,785	—	41,785
Commercial paper	—	102,720	—	102,720
Foreign government securities	—	4,013	—	4,013
Total short-term investments	$—	$183,006	$—	$183,006
Liabilities:
Warrant liability	$—	$—	$2,829	$2,829

Changes in our Level 3 fair value measurements were as follows (in thousands):

Warrant Liability
Balance, January 31, 2023	$2,829
Reclassification of warrants from Additional paid-in-capital to Accrued expenses and other current liabilities	7,717
Change in fair value	1,446
Balance, January 31, 2024	$11,992
Additional information about the Warrant liability, including the fair value inputs, is included in Note 17. Warrants to Purchase Shares of Common Stock.

Debt Conversion Liability
Balance, January 31, 2023	$—
Initial measurement	6,060
Change in fair value	788
Balance, January 31, 2024	$6,848
Additional information about the debt conversion liability, including the fair value inputs, is included in Note 9. Debt.
As of January 31, 2024, the net carrying amount of the 2029 Notes, defined in Note 9. Debt, was $359.5 million and the estimated fair value was $300.2 million. The fair value of the 2029 Notes is classified as a Level 3 measurement.
The carrying amounts of certain financial instruments, including cash held in bank accounts, accounts receivable, accounts payable, and accrued expenses, approximate fair value due to their relatively short maturities.
Our long- and indefinite-lived assets are measured at fair value on a non-recurring basis and are reduced if the assets are determined to be impaired. During the fiscal years ended January 31, 2024, January 31, 2023, and January 31, 2022, we recognized impairment charges of $2.2 million, $4.5 million, and $12.8 million respectively, related to ROU assets, leasehold improvements, and furniture and fixtures associated with certain of our operating leases for office spaces we have marketed for sublease. We estimated the fair value of these assets when we identified indicators of impairment using a market approach based on expected future cash flows from sublease income, which relied on certain assumptions made by management based on both internal and external data. These assumptions included estimates of the rental rate, discount rate, period of vacancy, incentives and annual rent increases, which were determined based on recent market comparable data and other data regarding general market conditions we reviewed in consultation with third-party commercial real estate experts. See Note 12. Leases for further details on the impairment charges we recorded. As a result of the subjective nature of unobservable inputs used, these assets are classified within Level 3 of the fair value hierarchy. During the fiscal year ended January 31, 2024, we also recognized impairment charges of $1.6 million related to certain capitalized software and intellectual property assets acquired in 2021.

Note 5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	January 31,
	2024	2023
Prepaid software subscriptions	$6,582	$7,533
Taxes	4,348	3,860
Prepaid insurance	2,305	3,225
Contract assets	1,380	1,325
Prepaid hosting costs	1,157	871
Deposits	699	1,168
Insurance payments receivable	—	2,000
Other	6,790	4,303
Total	$23,261	$24,285

Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	January 31,
	2024	2023
Software	$37,216	$32,778
Leasehold improvements[1]	14,013	15,254
Computer equipment	11,125	11,780
Furniture and fixtures[1]	4,276	3,793
	66,630	63,605
Less: accumulated depreciation and amortization	(40,669)	(36,446)
Total	$25,961	$27,159
_________________________________
(1) The cost basis of leasehold improvements was reduced to reflect impairments of $0.6 million and $1.1 million, respectively, recorded during the fiscal year ended January 31, 2024 and 2023. The cost basis of furniture and fixtures was reduced to reflect an impairment of $0.1 million recorded during the fiscal year ended January 31, 2023. For more information, refer to Note 12. Leases.
The following table summarizes the capitalized internal-use software costs included within the Software line item in the table above (in thousands):

	Fiscal Year Ended January 31,
	2024	2023	2022
Internal-use software costs capitalized during the period	$7,620	$7,066	$5,785

		January 31,
		2024	2023
Total capitalized internal-use software, net of accumulated amortization		$15,483	$14,138
During the fiscal year ended January 31, 2024, we recorded an impairment charge of $1.2 million related to certain capitalized software which is included in Research and development in the accompanying consolidated statements of comprehensive loss. No similar impairment charges were recorded in the fiscal years ended 2023 or 2022.

The following table summarizes total depreciation and amortization expense related to property and equipment, including amortization of internal-use software, included primarily in Cost of subscription revenue and General and administrative in the accompanying consolidated statements of comprehensive loss (in thousands):

	Fiscal Year Ended January 31,
	2024	2023	2022
Total depreciation and amortization expense	$9,229	$9,668	$11,430
Note 7. Intangible Assets and Goodwill
Intangible Assets
The following table summarizes the purchased intangible asset balances (in thousands):

	January 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$17,997	$(9,782)	$8,215
Customer relationships	5,187	(3,786)	1,401
Trade names	1,709	(1,243)	466
Total	$24,893	$(14,811)	$10,082

	January 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$19,571	$(9,194)	$10,377
Customer relationships	5,187	(3,225)	1,962
Trade names	1,709	(847)	862
Total	$26,467	$(13,266)	$13,201
During the fiscal year ended January 31, 2024, we recorded an impairment charge of $0.4 million related to intellectual property assets acquired in 2021 which is included in Cost of subscription revenue in the accompanying consolidated statements of comprehensive loss. No similar impairment charges were recorded in the fiscal years ended January 31, 2023 or 2022.
Purchased intangible assets are being amortized primarily to Cost of subscription revenue in the accompanying consolidated statements of comprehensive loss on a straight-line basis over their estimated useful lives ranging from three to ten years. The following table summarizes amortization expense recognized on purchased intangible assets during the periods indicated (in thousands):

	Fiscal Year Ended January 31,
	2024	2023	2022
Purchased intangible assets amortization expense	$2,690	$2,251	$2,050
Estimated future amortization expense for purchased intangible assets as of January 31, 2024 was as follows (in thousands):

Fiscal 2025	$2,343
Fiscal 2026	1,874
Fiscal 2027	1,561
Fiscal 2028	1,561
Fiscal 2029	1,561
Thereafter	1,182
$10,082
Goodwill

The following table represents the changes to goodwill (in thousands):

Goodwill
Balance, January 31, 2022	$17,632
Addition from acquisition	35,009
Effects of foreign currency translation	1,350
Balance, January 31, 2023	53,991
Effects of foreign currency translation	2,156
Other	510
Balance, January 31, 2024	$56,657
There were no changes in the carrying amount of goodwill for the fiscal year ended January 31, 2022.
Zuora has one reporting unit. We performed an annual test for goodwill impairment as of December 1, 2023 and determined that goodwill was not impaired as a result of our qualitative assessment. In addition, there have been no significant events or circumstances affecting the valuation of goodwill subsequent to our annual assessment.
Note 8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	January 31,
	2024	2023
Warrant liability	$11,992	$2,829
Debt conversion liability	6,848	—
Accrued taxes	4,147	4,088
Accrued hosting and third-party licenses	2,707	4,374
Accrued outside services and consulting	1,499	3,507
Accrued interest	1,344	850
Litigation settlement	—	75,000
Accrued contingent consideration	—	4,420
Other accrued expenses	3,620	8,610
Total	$32,157	$103,678
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
As a condition of the agreement with Silver Lake, we also issued warrants to Silver Lake to acquire up to 7.5 million shares of Class A common stock (Warrants) on the Initial Closing Date. Refer to Note 17. Warrants to Purchase Shares of Common Stock for more information.
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
On the Initial Closing Date, we concluded that the conversion option contained in the 2029 Notes qualified for a scope exception from derivative accounting under ASC 815-40, and therefore was not bifurcated and accounted for separately from the Initial Notes. On the Subsequent Closing Date, we reassessed the classification of the conversion option and concluded that a portion of the conversion option no longer qualified for equity classification as a result of the issuance of the Additional Notes. Under certain make-whole fundamental change scenarios, we would be required to, at our option, either (i) seek and obtain stockholder approval prior to issuing 20% or more of our outstanding common stock or voting power or (ii) pay cash in lieu of delivering any shares at or above such 20% threshold. As a result of our sequencing policy described in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements, we separated a portion of the conversion option representing approximately 1.4 million shares of Class A common stock issuable upon conversion of the 2029 Notes valued at $6.1 million as of the Subsequent Closing Date from the 2029 Notes and recorded a debt conversion liability at fair value on bifurcation, with an offset to the carrying amount of the 2029 Notes. For further information on our derivative financial instruments policy, refer to Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements. We will reassess the classification of the debt conversion liability in future reporting periods to determine if any further change is required.
With certain exceptions, upon a "fundamental change" of Zuora, the holders of the 2029 Notes may require that we repurchase all or part of the principal amount of the 2029 Notes at a purchase price equal to the principal amount and accrued but unpaid interest outstanding, plus the total sum of all remaining scheduled interest payments through the remainder of the term of the 2029 Notes, at the 5.50% paid in kind interest rate. At any time on or after March 24, 2027, the holders of the 2029 Notes may require that we repurchase all or part of the principal amount of the Notes at a purchase price equal to the principal amount plus accrued interest through the date of repurchase. Upon certain events of default, the 2029 Notes may be declared due and payable (or will automatically become so under certain events of default), at a purchase price equal to the principal amount plus accrued interest through the date of repurchase. We have no right to redeem the 2029 Notes prior to maturity.
We incurred $4.1 million of debt issuance costs associated with the issuance of the Additional Notes. The original issue discount and the debt issuance costs (together, the "deferred loan costs") associated with the 2029 Notes are being amortized to interest expense using the effective interest rate method over the five year expected life of the 2029 Notes (representing the period from the contract date to the earliest noncontingent put date of March 24, 2027) and reflects an effective interest rate of 7.6%.
The carrying value of the 2029 Notes was classified as long-term and consisted of the following (in thousands):

	January 31, 2024	January 31, 2023
Principal	$400,000	$250,000
Unamortized deferred loan costs	(40,475)	(39,597)
Carrying value	$359,525	$210,403
Interest expense related to the 2029 Notes, included in Interest expense in the accompanying consolidated statements of comprehensive loss, was as follows (in thousands):

	Fiscal Year Ended January 31,
	2024	2023
Contractual interest expense	$11,999	$8,421
Amortization of deferred loan costs	9,321	6,644
Total interest expense	$21,320	$15,065

We used a binomial lattice model to value the bifurcated derivatives contained in the 2029 Notes. ASC 815 does not permit an issuer to account separately for individual derivative terms and features embedded in hybrid financial instruments that require bifurcation and liability classification as derivative financial instruments. Rather, such terms and features must be combined together, and fair-valued as a single, compound embedded derivative. We selected a binomial lattice model to value the compound embedded derivative because we believe this technique is reflective of all significant assumptions that market participants would likely consider in negotiating the transfer of the 2029 Notes. Such assumptions include, among other inputs, stock price volatility, risk-free rates, credit risk assumptions, early redemption and conversion assumptions, and the potential for future adjustment of the conversion rate due to triggering events. Additionally, there are other embedded features contained in the 2029 Notes requiring bifurcation, other than the conversion option, which had no value as of January 31, 2024 and 2023 due to management’s estimates of the likelihood of certain events, but that may have value in the future should those estimates change.
The debt conversion liability's fair value was measured using a binomial lattice model using the following key inputs:

	January 31, 2024	September 22, 2023
Fair value of common stock	$9.14	$8.44
Conversion price	$20.00	$20.00
Expected volatility	47.5%	47.5%
Risk-free interest rate	3.8%	4.5%
Corporate bond yield	19.2%	20.5%
Coupon interest rate	3.95%	3.95%
We recognized a $0.8 million loss on the revaluation of the debt conversion liability, which is included in Change in fair value of debt conversion and warrant liabilities in the accompanying consolidated statements of comprehensive loss. Refer to Note 4. Fair Value Measurements for the fair value of the debt conversion liability.
Debt Agreement
We have a $30.0 million revolving credit facility under an agreement with Silicon Valley Bank, a division of First-Citizens Bank & Trust. This credit facility matures in October 2025. The interest rate under the credit facility is equal to the prime rate published by the Wall Street Journal minus 1.0%. We had not drawn down any amounts under the facility as of January 31, 2024.
Note 10. Deferred Revenue and Performance Obligations
Deferred revenue consists of customer billings in advance of revenue being recognized from our subscription and support services and professional services arrangements. The change in total deferred revenue for the year ended January 31, 2024 primarily includes increases resulting from additional billings for contract ramps, upsells, renewals and new business contracts; and decreases resulting from revenue recognized in the period. The following table summarizes revenue recognized during the period that was included in the deferred revenue balance at the beginning of each respective period (in thousands):

	Fiscal Year Ended January 31,
	2024	2023	2022
Revenue recognized from deferred revenue	$164,694	$147,036	$126,245
As of January 31, 2024, total remaining non-cancellable performance obligations under our subscription contracts with customers was approximately $593.9 million and we expect to recognize revenue on approximately 54% of these remaining performance obligations over the next 12 months. Remaining performance obligations under our professional services contracts as of January 31, 2024 were not material.

Note 11. Geographical Information
Disaggregation of Revenue
Revenue by country, based on the customer’s address at the time of sale, was as follows (in thousands):

	Fiscal Year Ended January 31,
	2024	2023	2022
United States	$275,711	$257,653	$218,502
Others	155,950	138,434	128,236
Total	$431,661	$396,087	$346,738
Percentage of revenue by country:
United States	64%	65%	63%
Other	36%	35%	37%
Other than the United States, no individual country exceeded 10% of total revenue for fiscal 2024, 2023 and 2022.
Long-lived assets
Long-lived assets, which consist of property and equipment, net, deferred commissions, purchased intangible assets, net and operating lease right-of-use assets by geographic location, are based on the location of the legal entity that owns the asset. As of January 31, 2024 and 2023, no individual country exceeded 10% of total long-lived assets other than the United States.
Note 12. Leases
We have non-cancelable operating leases for our offices located in the U.S. and abroad. As of January 31, 2024, these leases expire on various dates between 2024 and 2030. Certain lease agreements include one or more options to renew, with renewal terms that can extend the lease up to seven years. We have the right to exercise or forego the lease renewal options. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The components of our long-term operating leases and related operating lease cost were as follows (in thousands):

	January 31,
	2024	2023
Operating lease right-of-use assets	$22,462	$22,768

Operating lease liabilities, current portion	$6,760	$9,240
Operating lease liabilities, net of current portion	37,100	37,924
Total operating lease liabilities	$43,860	$47,164

	Fiscal Year Ended January 31,
	2024	2023	2022
Operating lease cost[1]	$8,599	$9,933	$12,681
_________________________________
(1) Includes costs related to our short-term operating leases and is net of sublease income as follows (in thousands):

	Fiscal Year Ended January 31,
	2024	2023	2022
Short-term operating lease cost	$535	$483	$402
Sublease income	$(391)	$(98)	$—

The future maturities of long-term operating lease liabilities for each fiscal year were as follows (in thousands):

Maturities of Operating Lease Liabilities
2025	$8,827
2026	8,770
2027	7,995
2028	7,911
2029	6,880
Thereafter	10,607
Total lease payments	50,990
Less imputed interest	(7,130)
Present value of lease liabilities	$43,860
Other supplemental information related to our long-term operating leases includes the following (dollars in thousands):

	January 31,
	2024	2023
Weighted-average remaining operating lease term	5.9 years	6.7 years
Weighted-average operating lease discount rate	5.1%	4.8%

	Fiscal Year Ended January 31,
	2024	2023	2022
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases	$13,559	$12,802	$13,701
Operating cash flows resulting from operating leases	$13,559	$12,802	$13,701
New right-of-use assets obtained in exchange for lease liabilities:
Operating leases obtained	$7,400	$799	$5,040
During the fiscal years ended January 31, 2024, 2023, and 2022, we identified indicators of impairment for certain of our excess office spaces that we have marketed for sublease. In accordance with ASC Topic 360, we evaluated the associated asset groups for impairment, which included the ROU assets, leasehold improvements, and furniture and fixtures for each office space, as the change in circumstances indicated that the carrying amount of the asset groups may not be recoverable. We compared the expected future undiscounted cash flows for each office space to the carrying amount of each respective asset group and determined that they were impaired.
We recognized the excess of the carrying value over the fair value of the asset groups as impairment expense in the accompanying consolidated statements of comprehensive loss under General and administrative. The impairment charges were allocated to the assets in the asset groups as shown in the table below (in thousands):

	Fiscal Year Ended January 31,
	2024	2023	2022
Right-of-use assets	$1,620	$3,311	$9,769
Leasehold improvements	599	1,150	2,223
Furniture and fixtures	—	76	791
Total lease-related impairments	$2,219	$4,537	$12,783

Note 13. Commitments and Contingencies
Letters of Credit
In connection with the execution of certain facility leases, we had bank issued irrevocable letters of credit for $4.5 million as of January 31, 2024, 2023 and 2022. No draws have been made under such letters of credit.
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
In March 2023, Zuora entered into an agreement to settle the Federal Class Action without any admission or concession of wrongdoing or liability by Zuora or the named defendants. In June 2023, Zuora reached an agreement to settle the State Class Action without any admission or concession of wrongdoing or liability by Zuora or the named defendants, and agreed to resolve the litigation as part of a combined resolution with the Federal Class Action. In August 2023, the combined settlement of the Federal Class Action and State Class Action received preliminary court approval, and Zuora paid an aggregate of $75.5 million of which $7.2 million was funded by Zuora’s insurance proceeds. The settlement received final court approval in January 2024.
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
Other Contractual Obligations
As of January 31, 2024, we have a contractual obligations to make $10.1 million in purchases of cloud computing services provided by one of our vendors by September 2024.

Note 14. Income Taxes
Net loss before provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2024	2023	2022
Domestic	$(72,032)	$(193,031)	$(101,626)
Foreign	5,990	5,643	3,628
Loss before income taxes	$(66,042)	$(187,388)	$(97,998)
The components of our income tax provision are as follows (in thousands):

	Fiscal Year Ended January 31,
	2024	2023	2022
Current:
Federal	$—	$—	$—
State	193	189	163
International	1,912	10,332	799
	$2,105	$10,521	$962
Deferred:
Federal	$61	$—	$—
State	25	—	—
International	(40)	61	465
	$46	$61	$465
Income tax provision	$2,151	$10,582	$1,427
A reconciliation of the U.S. federal statutory tax rate to our provision for income tax is as follows (dollars in thousands):

	Fiscal Year Ended January 31,
	2024	2023	2022
Federal income tax benefit at statutory rates	$(13,849)	$(39,351)	$(20,580)
State income taxes, net of effect of federal	(879)	(5,312)	(3,466)
Permanent differences	920	450	772
Warrant adjustment	469	(1,935)	—
Federal and state R&D credits	(1,325)	(6,144)	(11,263)
Impact from international operations	1,480	9,230	502
Stock-based compensation	4,990	7,772	(3,427)
Tax effects of intercompany transactions	—	(7,204)	—
Other	(1,512)	312	(1,174)
Change in valuation allowance	11,857	52,764	40,063
Income tax provision	$2,151	$10,582	$1,427

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our deferred income tax assets and liabilities consisted of the following (in thousands):

	January 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$147,259	$139,298
Tax credit carryforwards	28,581	27,256
Allowances and other	17,743	34,884
Intangibles/Goodwill	3,850	3,684
Depreciation and amortization	2,361	1,949
Operating lease liability	10,838	11,314
R&D Capitalization	38,888	21,040
Total deferred tax assets	$249,520	$239,425
Deferred tax liabilities:
Deferred commissions	$(11,528)	$(11,938)
Operating lease right-of-use asset	(5,678)	(5,368)
Total deferred tax liabilities	(17,206)	(17,306)
Valuation allowance	(234,891)	(224,648)
Net deferred tax liabilities	$(2,577)	$(2,529)
We have assessed, based on available evidence, both positive and negative, it is more likely than not that the deferred tax assets will not be utilized, such that a valuation allowance has been recorded. The valuation allowance increased by $10.2 million and $58.4 million, respectively, for fiscal 2024 and 2023.
As of January 31, 2024, we had U.S. federal and state net operating loss carryforwards of approximately $552.3 million and $376.4 million, respectively, available to offset future taxable income. As of January 31, 2023, we had U.S. federal and state net operating loss carryforwards of approximately $523.5 million and $349.7 million, respectively, available to offset future taxable income. If not utilized, these carryforward losses will expire in various amounts for federal and state tax purposes beginning in 2029. In addition, Zuora has approximately $324.0 million of federal net operating loss carryforwards that arose after the 2017 tax year, which are available to reduce future federal taxable income, if any, over an indefinite period. The utilization of those net operating loss carryforwards is limited to 80% of taxable income in any given year.
We had approximately $24.9 million and $22.8 million of federal and state research and development tax credits, respectively, available to offset future taxes as of January 31, 2024, and approximately $20.5 million and $18.5 million of federal and state research and development tax credits, respectively, available to offset future taxes as of January 31, 2023. If not utilized, the federal credits will begin to expire in 2031. California state research and development tax credits may be carried forward indefinitely.
Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the "ownership change" limitations provided by Section 382 and 383 of the Internal Revenue Code of 1986, as amended, and other similar state provisions. Any annual limitation may result in the expiration of net operation loss and tax credit carryforwards before utilization.
The amount of accumulated foreign earnings of our foreign subsidiaries was immaterial as of January 31, 2024. If our foreign earnings were repatriated, additional tax expense might result. Any additional taxes associated with such repatriation would be immaterial.
We are required to inventory, evaluate, and measure all uncertain tax positions taken or to be taken on tax returns and to record liabilities for the amount of such positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities. Our total gross unrecognized tax benefits, exclusive of interest and penalties described below, were $25.8 million and $18.4 million as of January 31, 2024 and January 31, 2023, respectively. Because of our valuation allowance position, $7.3 million of unrecognized tax benefits, if recognized, would reduce the effective tax rate in a future period. We do not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

A reconciliation of the beginning and ending amounts of uncertain tax position is as follows (in thousands):

	Fiscal Year Ended January 31,
	2024	2023	2022
Gross amount of unrecognized tax benefits as of the beginning of the period	$18,351	$10,228	$9,385
Increase for tax positions related to the current year	4,474	8,247	2,603
Increase for tax positions related to prior years	3,005	—	1,135
Decrease for tax positions related to prior years	(22)	(124)	(2,895)
Gross amount of unrecognized tax benefits as of the end of the period	$25,808	$18,351	$10,228
We file tax returns in the U.S. federal, and various state and foreign jurisdictions. All U.S. federal and state jurisdictions' tax years remain subject to examination by tax authorities due to the carryforward of unused net operating losses and research and development credits. In addition, tax years starting from 2008 are subject to examination.
During fiscal 2024, 2023, and 2022, we recognized interest and penalties of $0.3 million, $0.1 million, and $0.1 million, respectively, associated with unrecognized tax benefits in income tax expense.
Note 15. Stockholders' Equity
Preferred Stock
As of January 31, 2024, we had authorized 10 million shares of preferred stock, each with a par value of $0.0001 per share. As of January 31, 2024, no shares of preferred stock were issued and outstanding.
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
As of January 31, 2024, Zuora had authorized 500 million shares of Class A common stock and 500 million shares of Class B common stock, each with a par value of $0.0001 per share. As of January 31, 2024, 137.8 million shares of Class A common stock and 8.2 million shares of Class B common stock were issued and outstanding.
Charitable Contributions
During fiscal 2023 and fiscal 2022, we donated 101,317 and 61,012 shares of our Class A common stock, respectively, to a charitable donor-advised fund and recognized $1.0 million in both fiscal years as a non-cash general and administrative expense in our consolidated statement of comprehensive loss. We made no stock donations in fiscal 2024.
Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive loss were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized (Loss) Gain on Available-for-Sale Securities	Total
Balance, January 31, 2023	$(343)	$(576)	$(919)
Foreign currency translation adjustment	(672)	—	(672)
Unrealized gain on available-for-sale securities	—	732	732
Balance, January 31, 2024	$(1,015)	$156	$(859)
There were no material reclassifications out of accumulated other comprehensive loss during fiscal 2024. Additionally, there was no material tax impact on the amounts presented.

Note 16. Employee Stock Plans
Equity Incentive Plans
In March 2018, our Board of Directors adopted and our stockholders approved the 2018 Equity Incentive Plan (2018 Plan). The 2018 Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, restricted stock units (RSUs), performance awards, and stock bonuses. As of January 31, 2024, approximately 25.0 million shares of Class A common stock were reserved and available for issuance under the 2018 Plan. In addition, as of January 31, 2024, 3.5 million stock options and RSUs exercisable or settleable for Class B common stock were outstanding in the aggregate under our 2006 Stock Plan (2006 Plan) and 2015 Equity Incentive Plan (2015 Plan), which plans were terminated in May 2015 and April 2018, respectively. The 2006 Plan and 2015 Plan continue to govern outstanding equity awards granted thereunder.
Stock Options
The following table summarizes stock option activity and related information (in thousands, except weighted-average exercise price, weighted-average grant date fair value and average remaining contractual term):

	Shares Subject To Outstanding Stock Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of January 31, 2023	7,761	$9.28	5.0	$14,505
Granted	—	—
Exercised	(634)	3.57
Cancelled	(776)	13.28
Forfeited	(268)	12.92
Balance as of January 31, 2024	6,083	9.21	3.6	15,984
Exercisable as of January 31, 2024	3,528	4.61	2.2	15,984
Vested and expected to vest as of January 31, 2024	6,068	$9.20	3.6	$15,984

	Fiscal Year Ended January 31,
	2024(1)	2023	2022
Weighted-average grant date fair value per share of options granted during each respective period	N/A	$5.54	$6.54
Aggregate intrinsic value of options exercised during each respective period	$3,713	$2,600	$32,179
________________________
(1) No stock options were granted during the fiscal year ended January 31, 2024.
We used the Black-Scholes option-pricing model to estimate the fair value of our stock options granted during each respective period using the following assumptions:

	Fiscal Year Ended January 31,
	2024(1)	2023	2022
Fair value of common stock	N/A	$12.52	$15.64 - $15.87
Expected volatility	N/A	42.6%	42.3% - 42.7%
Expected term (in years)	N/A	5.8	6.0 - 6.1
Risk-free interest rate	N/A	3.0%	1.0% - 1.1%
Expected dividend yield	N/A	—	—
_________________________________
(1) No stock options were granted during the fiscal year ended January 31, 2024.

RSUs
The following table summarizes RSU activity and related information (in thousands except weighted-average grant date fair value):

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2023	12,504	$12.98
Granted	9,074	8.24
Vested	(7,955)	11.73
Forfeited	(1,937)	12.40
Balance as of January 31, 2024	11,686	$10.24
Performance Stock Units (PSUs)
In March 2022, July 2023, and September 2023, we granted PSUs to certain executives under our 2018 Plan. Each grant is divided into two or three tranches, each tranche having pre-established performance targets that if met, as determined quarterly by our Compensation Committee, would result in the shares attributable to such tranche being earned, subject to a service-based vesting condition. The shares attributable to unearned tranches will be forfeited on January 31, 2025, if the applicable performance criteria for such tranches are not met. Stock-based compensation expense is recognized if it is probable the performance targets (for each respective tranche) will be met during the performance period. During the fiscal year ended January 31, 2023, we deemed all outstanding PSUs to be improbable of vesting and we recorded an adjustment to reverse all $7.0 million of previously recognized expense incurred during fiscal 2023. As we previously disclosed in our Form 10-Q for the three months ended April 30, 2023 filed with the SEC on June 1, 2023, we modified the performance targets associated with the PSUs that were granted in March 2022. This resulted in $9.6 million of incremental compensation expense that is being recognized over the remaining vesting periods of the awards.
The following table summarizes PSU activity and related information (in thousands, except weighted-average grant date fair value):

	Number of PSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2023	2,905	$15.21
Granted	420	10.24
Vested	(340)	15.21
Forfeited	(675)	15.21
Balance as of January 31, 2024	2,310	$14.31
2018 Employee Stock Purchase Plan
In March 2018, our Board of Directors adopted and our stockholders approved the 2018 Employee Stock Purchase Plan (ESPP). This plan is broadly available to our employees in most of the countries in which we operate. A total of 4.2 million shares of Class A common stock were reserved and available for issuance under the ESPP as of January 31, 2024. The ESPP provides for 24-month offering periods beginning June 15 and December 15 of each year, and each offering period contains four, six-month purchase periods. On each purchase date, ESPP participants will purchase shares of our Class A common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Class A common stock on the offering date or (2) the fair market value of the Class A common stock on the purchase date.

We estimated the fair value of ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

Fiscal Year Ended January 31,
	2024	2023	2022
Fair value of common stock	$8.69 - $11.55	$6.15 - $8.91	$16.07 - $19.82
Expected volatility	34.6% - 45.7%	42.4% - 52.3%	34.4% - 53.2%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	3.0% - 5.5%	2.3% - 4.7%	0.1% - 0.7%
Expected dividend yield	—	—	—
Stock-based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories in the accompanying consolidated statements of comprehensive loss (in thousands):

	January 31,
	2024	2023	2022
Cost of subscription revenue	$8,979	$8,141	$5,875
Cost of professional services revenue	11,567	12,297	10,274
Research and development	27,292	25,819	21,072
Sales and marketing	32,116	33,075	22,484
General and administrative	21,098	17,069	12,365
Total stock-based compensation expense	$101,052	$96,401	$72,070
As of January 31, 2024, unrecognized compensation costs related to unvested equity awards and the weighted-average remaining period over which those costs are expected to be realized were as follows (dollars in thousands):

	Stock Options	RSUs	PSUs	ESPP
Unrecognized compensation costs	$1,605	$102,404	$18,590	$4,646
Weighted-average remaining recognition period	1.0 years	1.7 years	1.1 years	0.7 years

Note 17. Warrants to Purchase Shares of Common Stock
In connection with the issuance of the 2029 Notes (discussed Note 9. Debt), we issued to Silver Lake Warrants to acquire up to 7.5 million shares of Class A common stock, exercisable for a period of approximately seven years from the Initial Closing Date, which are comprised of (i) Warrants to purchase up to 2.5 million shares of Class A common stock are exercisable at $20.00 per share, (ii) Warrants to purchase up to 2.5 million shares of Class A common stock are exercisable at $22.00 per share, and (iii) Warrants to purchase up to 2.5 million shares of Class A common stock are exercisable at $24.00 per share. In addition, Silver Lake can elect to exercise the Warrants on a net-exercise basis. In the event of a "make-whole fundamental change" (as defined in the Form of Warrant, which has a similar definition as in the indenture, described above in Note 9. Debt), the number of shares issuable by Zuora upon exercise of the Warrants may be increased, and the exercise price for the Warrants adjusted. As of January 31, 2024, all 7.5 million Warrants were outstanding.
On the Initial Closing Date, we classified a portion of the Warrants as a current liability due to certain settlement provisions in the Warrants. Under certain make-whole fundamental change scenarios, we would be required to, at our option, either (i) obtain shareholder approval prior to issuing 20% or more of our outstanding common stock or (ii) pay cash in lieu of delivering any shares at or above such 20% threshold. As a result, we concluded that approximately 2.8 million Warrants valued at $12.0 million as of the Initial Closing Date did not qualify for equity classification, pursuant to our sequencing policy under ASC 815-40. As a result of the issuance of the Additional Notes, we reassessed the classification of the Warrants and concluded that no Warrants qualified for equity classification under ASC 815-40. Accordingly, we reclassified 4.7 million Warrants valued at $7.7 million from equity to liability as of the Subsequent Closing Date. We will reassess the classification of the Warrant liability in future reporting periods to determine if any change is required.
The liability-classified warrants' fair value was measured using the Black-Scholes option pricing model using the following inputs:

	January 31, 2024	September 22, 2023	January 31, 2023
Fair value of common stock[1]	$9.14	$8.44	$7.24
Exercise price	$20.00 - $24.00	$20.00 - $24.00	$22.00 - $24.00
Expected volatility	41.8%	42.2%	41.2%
Expected term (in years)	5.2	5.5	6.2
Risk-free interest rate	3.9%	4.6%	3.6%
Expected dividend yield	—	—	—
______________
(1) The fair value of common stock as of January 31, 2023 was adjusted to reflect certain restrictions on the Warrants. Such restrictions expired in September 2023.
We recognized a $1.4 million loss and $9.2 million gain on the revaluation of the liability-classified Warrants during the fiscal years ended January 31, 2024 and 2023, respectively, which are included in Change in fair value of debt conversion and warrant liabilities in the accompanying consolidated statements of comprehensive loss. Refer to Note 4. Fair Value Measurements for the fair value of the liability-classified Warrants.
Note 18. Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, less any shares subject to repurchase. Diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, RSUs, PSUs, shares issuable pursuant to our ESPP, and shares subject to repurchase from early exercised options and unvested restricted stock are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share as their effect is antidilutive.
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
The following table presents the calculation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Fiscal Year Ended January 31,
	2024	2023	2022
Numerator:
Net loss	$(68,193)	$(197,970)	$(99,425)
Denominator:
Weighted-average common shares outstanding, basic and diluted	140,147	131,441	124,206
Net loss per share, basic and diluted	$(0.49)	$(1.51)	$(0.80)
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

	As of January 31,
	2024	2023	2022
2029 Notes conversion	20,000	12,500	—
Unvested RSUs issued and outstanding	11,686	12,504	12,171
Issued and outstanding stock options	6,083	7,761	8,560
Warrants	7,500	7,500	—
Unvested PSUs issued and outstanding	2,310	2,905	—
Shares committed under ESPP	310	316	144
Total	47,889	43,486	20,875

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
The contingent consideration arrangement required us to pay the former stockholders of Zephr a multiple of the amount by which Zephr’s Annual Recurring Revenue (ARR) as of January 31, 2023 exceeds a target set in the Zephr SPA. The payment was between zero and $6.0 million, dependent upon Zephr's ARR achievement. The fair value of the contingent consideration arrangement as of the Acquisition Closing Date was estimated by applying a probability-weighted discounted cash flow method. This analysis reflected the contractual terms of the Zephr SPA (e.g., potential payment amounts, length of measurement periods, manner of calculating any amounts due, etc.) and utilized assumptions with regard to future cash flows, probabilities of achieving such future cash flows, and a discount rate.
As of January 31, 2023, the contingent consideration arrangement was revalued to $4.4 million based on the expected final payout amount, resulting in a credit of $0.4 million which is included in General and administrative in the accompanying consolidated statements of comprehensive loss for fiscal 2023. Contingent consideration was classified as a liability and included in Accrued expenses and other current liabilities in the accompanying consolidated balance sheets as of January 31, 2023. In fiscal 2024, we paid $4.5 million to settle the contingent consideration.
Assets and Liabilities Acquired
The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The excess of the purchase price over the estimated fair value of the tangible and intangible assets acquired and liabilities assumed has been recorded as goodwill. The Zephr acquisition resulted in recorded goodwill as a result of the synergies expected to be realized and how we expect to leverage the business to create additional value for our shareholders. The goodwill is not deductible for income tax purposes.
The following table summarizes the fair value of the assets acquired and liabilities assumed (in thousands):

Total
Cash	$2,103
Accounts receivable	131
Prepaid expenses and other current assets	916
Fixed Assets	120
Intangible assets:
Tradename	800
Developed technology	10,300
Customer relationships	900
Goodwill	35,519
Accounts payable	(292)
Accrued liabilities	(303)
Other current liabilities	(225)
Deferred revenue	(2,056)
Fair value of net assets acquired	$47,913
The fair value of the acquired trade accounts receivables approximated their carrying value due to the short-term nature of the expected timeframe to collect the amounts due to us and the contractual cash flows.
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
Transaction Costs
We incurred transaction costs in connection with the acquisition of $0.2 million and $3.2 million during the fiscal years ended January 31, 2024 and January 31, 2023, respectively, which were expensed as incurred and reflected as part of General and administrative within the accompanying consolidated statements of comprehensive loss.
Employee Deferral
We agreed to pay $2.9 million to certain former Zephr employees, half of which was paid in September 2023 and the remainder of which is payable in September 2024, contingent upon continued employment with us through those dates. These costs are being recognized as compensation expense as service is provided through the respective payment dates.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of January 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2024 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2024. The effectiveness of our internal control over financial reporting as of January 31, 2024 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in its report which is included in Part II, Item 8 of the Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended January 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended January 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Zuora securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to information contained in the Proxy Statement relating to our 2024 Annual Meeting of Stockholders.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to information contained in the Proxy Statement relating to our 2024 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to information contained in the Proxy Statement relating to our 2024 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to information contained in the Proxy Statement relating to our 2024 Annual Meeting of Stockholders.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to information contained in the Proxy Statement relating to our 2024 Annual Meeting of Stockholders.

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
3.Exhibits

Exhibit Number		Incorporated By Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant.	10-Q	001-38451	3.1	6/13/2018
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38451	3.1	5/5/2020
4.1	Form of Class A Common Stock Certificate of the Registrant.	S-1	333-223722	4.1	3/16/2018
4.2	Description of Registrant's Securities.					X
4.3	Indenture, dated as of March 24, 2022, by and between Zuora, Inc. and U.S. National Bank Association, as trustee (including the form of 3.95% / 5.50% Convertible Senior PIK Notes Due 2029).	8-K	001-38451	10.2	3/25/2022
4.4	First Supplemental Indenture, dated September 22, 2023, by and between U.S. Bank Trust Company, National Association, as trustee, and the Registrant.	10-Q	001-38451	4.1	12/7/2023
4.5	Form of 3.95% / 5.50% Convertible Senior PIK Notes Due 2029 (included in Exhibit 4.3).	8-K	001-38451	10.2	3/25/2022
4.6	Form of Warrant.	8-K	001-38451	10.3	3/25/2022
10.1*	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers.	S-1	333-223722	10.1	3/16/2018
10.2*	2006 Equity Incentive Plan and forms of award agreements.	S-1	333-223722	10.2	3/16/2018
10.3*	2015 Equity Incentive Plan and forms of award agreements.	S-1	333-223722	10.3	3/16/2018
10.4*	2018 Equity Incentive Plan and forms of award agreements.	S-1	333-223722	10.4	3/16/2018
10.5*	2018 Employee Stock Purchase Plan and form of subscription agreement.	S-1	333-223722	10.5	3/16/2018
10.6*	Offer Letter, dated March 6, 2018, between Tien Tzuo and the Registrant.	S-1	333-223722	10.6	3/16/2018
10.7*	Offer Letter, dated January 7, 2016, between Kenneth Goldman and the Registrant.	S-1	333-223722	10.9	3/16/2018
10.8*	Offer Letter, dated May 8, 2017, between Magdalena Yesil and the Registrant.	S-1	333-223722	10.10	3/16/2018
10.9*	Offer Letter, dated September 17, 2019, between Robert J. Traube and the Registrant.	10-K	001-38451	10.12	3/31/2020

10.10*	Offer Letter dated May 25, 2020, between Todd McElhatton and the Registrant.	10-Q	001-38451	10.1	9/4/2020
10.11*	Offer Letter, dated December 17, 2020, between Sridhar Srinivasan and the Registrant.	10-K	001-38451	10.14	3/31/2021
10.12*	Offer Letter, dated January 9, 2022, between Andrew Cohen and the Registrant.	10-K	001-38451	10.12	4/3/2023
10.13*	Offer Letter, dated May 18, 2023, between Peter Hirsch and the Registrant.	10-Q	001-38451	10.1	9/6/2023
10.14*	Form of Change in Control and Severance Agreement.	10-K	001-38451	10.14	3/28/2022
10.15*	Cash Incentive Plan.					X
10.16	Investment Agreement, dated as of March 2, 2022, by and between Zuora, Inc. and Silver Lake Alpine II, L.P.	8-K	001-38451	10.1	3/25/2022
10.17	Amendment No. 1 to the Investment Agreement, dated September 22, 2023, by and between Silver Lake and the Registrant.	10-Q	001-38451	10.1	12/7/2023
10.18	Letter Agreement, dated October 27, 2023, by and among First-Citizens Bank & Trust and the Registrant.	10-Q	001-38451	10.2	12/7/2023
10.19	Lease Agreement between 101 Redwood Shores LLC, As Landlord and Zuora, Inc., as Tenant dated March 19, 2019.	8-K	001-38451	10.1	3/21/2019
10.20	Loan and Security Agreement, dated June 14, 2017, by and among Silicon Valley Bank, the Registrant, Zuora Services, LLC, and Leeyo Software, Inc.	S-1	333-223722	10.13	3/16/2018
10.21	First Amendment to Loan and Security Agreement, dated October 11, 2018, by and among Silicon Valley Bank, the Registrant, Zuora Services, LLC, and Leeyo Software, Inc.	10-Q	001-38451	10.1	12/13/2018
10.22	Second Amendment to Loan and Security Agreement, dated January 19, 2021, by and among Silicon Valley Bank, the Registrant, Zuora Services, LLC, and Leeyo Software, Inc.	10-K	001-38451	10.21	3/31/2021
10.23	Third Amendment to Loan and Security Agreement, dated October 11, 2022, by and among Silicon Valley Bank and the Registrant.	10-Q	001-38451	10.1	12/8/2022
21.1	Subsidiaries of the Registrant.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act.					X
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Zuora, Inc. Executive Compensation Recovery Policy					X
99.1	Notice of Pendency and Proposed Settlement.	8-K	001-38451	99.1	7/25/2023
99.2	Stipulation and Agreement of Settlement.	8-K	001-38451	99.2	7/25/2023
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).					X
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

ZUORA, INC.

Date: March 26, 2024	By:	/s/ Todd McElhatton
Todd McElhatton
Chief Financial Officer (Principal Financial Officer)

Date: March 26, 2024	By:	/s/ Matthew Dobson
Matthew Dobson
Chief Accounting Officer (Principal Accounting Officer)
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Tien Tzuo Tien Tzuo	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 26, 2024

/s/ Todd McElhatton Todd McElhatton	Chief Financial Officer (Principal Financial Officer)	March 26, 2024

/s/ Omar Abbosh Omar Abbosh	Director	March 26, 2024

/s/ Sarah Bond Sarah Bond	Director	March 26, 2024

/s/ Laura A. Clayton Laura A. Clayton	Director	March 26, 2024

/s/ Kenneth A. Goldman Kenneth A. Goldman	Director	March 26, 2024

/s/ Timothy Haley Timothy Haley	Director	March 26, 2024

/s/ Joseph Osnoss Joseph Osnoss	Director	March 26, 2024

/s/ Jason Pressman Jason Pressman	Director	March 26, 2024

/s/ Amy Guggenheim Shenkan Amy Guggenheim Shenkan	Director	March 26, 2024