Form 10-Q
period 2024-04-30
ZUORA INC
filed 2024-05-31
CIK 1423774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2024
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

As of April 30, 2024, the number of shares of the Registrant’s Class A common stock outstanding was 139.7 million and the number of shares of the Registrant’s Class B common stock outstanding was 8.4 million.

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
This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. All statements contained in this Form 10-Q, other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. Words such as “believes,” “may,” “will,” "determine," “estimates,” “potential,” "possible," “continues,” “anticipates,” “intends,” “expects,” “could,” “would,” “projects,” “plans,” “targets,” "may affect," "seek," "future," strategy," "likely," "should," and variations of such words and similar expressions are intended to identify forward-looking statements.
Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements about our expectations regarding:
•trends in revenue, cost of revenue, and gross margin;
•economic uncertainty and associated trends in macroeconomic conditions, as well as geopolitical conditions, including the effects of economic downturns, inflation, rising interest rates, bank failures, debt ceiling negotiations, potential government shutdowns, and conflicts;
•currency exchange rate fluctuations;
•trends and expectations in our operating and financial metrics, including customers with annual contract value (ACV) equal to or greater than $250,000, dollar-based retention rate, annual recurring revenue (ARR) and ARR growth, and growth of and within our customer base;
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
•the impact of actions that we are taking to improve operational efficiencies and operating costs, including prior workforce reductions;
•disruptions to the U.S. and international banking systems;
•our ability to comply with all governmental laws, regulations and other legal obligations, including those related to evolving regulation of artificial intelligence and machine learning; and
•other statements regarding our future operations, financial condition, prospects and business strategies.
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

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements
ZUORA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	April 30, 2024	January 31, 2024
Assets
Current assets:
Cash and cash equivalents	$265,712	$256,065
Short-term investments	281,442	258,120
Accounts receivable, net of allowance for credit losses of $2,173 and $2,142 as of April 30, 2024 and January 31, 2024, respectively	77,399	124,602
Deferred commissions, current portion	15,934	15,870
Prepaid expenses and other current assets	25,624	23,261
Total current assets	666,111	677,918
Property and equipment, net	26,218	25,961
Operating lease right-of-use assets	21,270	22,462
Purchased intangibles, net	9,474	10,082
Deferred commissions, net of current portion	25,952	27,250
Goodwill	56,147	56,657
Other assets	4,574	3,506
Total assets	$809,746	$823,836
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$153	$3,161
Accrued expenses and other current liabilities	41,308	32,157
Accrued employee liabilities	28,465	37,722
Deferred revenue, current portion	184,278	199,615
Operating lease liabilities, current portion	5,929	6,760
Total current liabilities	260,133	279,415
Long-term debt	362,310	359,525
Deferred revenue, net of current portion	1,411	2,802
Operating lease liabilities, net of current portion	35,276	37,100
Deferred tax liabilities	3,726	3,725
Other long-term liabilities	7,592	7,582
Total liabilities	670,448	690,149
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A common stock	14	14
Class B common stock	1	1
Additional paid-in capital	984,194	964,141
Accumulated other comprehensive loss	(1,593)	(859)
Accumulated deficit	(843,318)	(829,610)
Total stockholders’ equity	139,298	133,687
Total liabilities and stockholders’ equity	$809,746	$823,836
See notes to unaudited condensed consolidated financial statements.

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2024	2023
Revenue:
Subscription	$98,959	$89,711
Professional services	10,810	13,384
Total revenue	109,769	103,095
Cost of revenue:
Subscription	20,689	20,588
Professional services	14,372	16,758
Total cost of revenue	35,061	37,346
Gross profit	74,708	65,749
Operating expenses:
Research and development	23,566	25,668
Sales and marketing	35,845	41,444
General and administrative	19,269	18,816
Total operating expenses	78,680	85,928
Loss from operations	(3,972)	(20,179)
Change in fair value of debt conversion and warrant liabilities	(7,928)	30
Interest expense	(6,771)	(4,387)
Interest and other income (expense), net	5,315	5,710
Loss before income taxes	(13,356)	(18,826)
Income tax provision	352	469
Net loss	(13,708)	(19,295)
Comprehensive loss:
Foreign currency translation adjustment	(247)	(283)
Unrealized (loss) gain on available-for-sale securities	(487)	340
Comprehensive loss	$(14,442)	$(19,238)
Net loss per share, basic and diluted	$(0.09)	$(0.14)
Weighted-average shares outstanding used in calculating net loss per share, basic and diluted	146,670	136,190
See notes to unaudited condensed consolidated financial statements.

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended April 30, 2024
						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, January 31, 2024	137,792	$14	8,240	$1	$964,141	$(859)	$(829,610)	$133,687
Conversion of Class B common stock to Class A common stock	393	—	(393)	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	508	—	1,592	—	—	1,592
RSU releases	1,562	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	18,461	—	—	18,461
Other comprehensive loss	—	—	—	—	—	(734)	—	(734)
Net loss	—	—	—	—	—	—	(13,708)	(13,708)
Balance, April 30, 2024	139,747	$14	8,355	$1	$984,194	$(1,593)	$(843,318)	$139,298

	Three Months Ended April 30, 2023
						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, January 31, 2023	127,384	$13	8,121	$1	$859,482	$(919)	$(761,417)	$97,160
Conversion of Class B common stock to Class A common stock	96	—	(96)	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	96	—	537	—	—	537
RSU releases	1,643	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	25,224	—	—	25,224
Other comprehensive income	—	—	—	—	—	57	—	57
Net loss	—	—	—	—	—	—	(19,295)	(19,295)
Balance, April 30, 2023	129,123	$13	8,121	$1	$885,243	$(862)	$(780,712)	$103,683

See notes to unaudited condensed consolidated financial statements.

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(13,708)	$(19,295)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	4,235	4,290
Stock-based compensation	18,461	25,224
Provision for credit losses	501	1,117
Amortization of deferred commissions	4,554	4,970
Reduction in carrying amount of right-of-use assets	1,192	1,584
Change in fair value of debt conversion and warrant liabilities	7,928	(30)
Other	78	140
Changes in operating assets and liabilities:
Accounts receivable	46,702	7,531
Prepaid expenses and other assets	(2,745)	(112)
Deferred commissions	(3,375)	(3,607)
Accounts payable	(3,002)	4,703
Accrued expenses and other liabilities	1,234	(2,000)
Accrued employee liabilities	(9,257)	(3,823)
Deferred revenue	(16,728)	(2,527)
Operating lease liabilities	(3,200)	(3,572)
Net cash provided by operating activities	32,870	14,593
Cash flows from investing activities:
Purchases of property and equipment	(2,655)	(1,657)
Purchases of short-term investments	(90,399)	(61,745)
Maturities of short-term investments	68,486	88,228
Cash paid for acquisition	—	(4,524)
Net cash (used in) provided by investing activities	(24,568)	20,302
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	1,592	537
Net cash provided by financing activities	1,592	537
Effect of exchange rates on cash and cash equivalents	(247)	(283)
Net increase in cash and cash equivalents	9,647	35,149
Cash and cash equivalents, beginning of period	256,065	203,239
Cash and cash equivalents, end of period	$265,712	$238,388
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases accrued or in accounts payable	$—	$215
See notes to unaudited condensed consolidated financial statements.

ZUORA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Overview and Basis of Presentation
Description of Business
Zuora, Inc. was incorporated in the state of Delaware in 2006 and began operations in 2007. Zuora’s fiscal year ends on January 31. Zuora is headquartered in Redwood City, California.
Zuora provides a leading monetization suite for a modern business, built to help companies launch and scale new services and operate dynamic, customer-centric business models, including subscription and usage-based models. Our technology solutions enable companies across multiple industries and geographies to build, run, and grow a modern business, automating the quote-to-revenue process, including offers, billing, collections, and revenue recognition. With Zuora’s solutions, businesses can change and evolve how they go to market through a mix of monetization models, efficiently comply with revenue recognition standards, analyze customer data to optimize their offerings, and build recurring relationships with their customers.
On September 2, 2022, Zuora acquired Zephr, a leading subscription experience platform used by global digital publishing and media companies. Additional information regarding the Zephr acquisition is contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, filed with the Securities and Exchange Commission (SEC) on March 26, 2024 (Annual Report on Form 10-K).
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
The unaudited condensed consolidated balance sheet as of January 31, 2024 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheets, statements of comprehensive loss, statements of cash flows and statements of stockholders' equity for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending January 31, 2025 or any future period.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024.
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
Our most significant estimates and assumptions are related to revenue recognition with respect to the determination of the standalone selling prices for our services; the expected period of benefit over which deferred commissions are amortized; valuation of certain stock-based awards, our convertible senior notes and warrants and short-term investments; estimates of allowance for credit losses; estimates of the fair value of goodwill and long-lived assets when evaluating for impairments and for assets acquired from acquisitions; useful lives of intangibles and other long-lived assets; and the valuation of deferred income tax assets and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ materially from these estimates under different assumptions or conditions.
Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Our significant accounting policies are discussed in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements in our Annual Report on Form 10-K. There have been no significant changes to these policies during the three months ended April 30, 2024.
Note 3. Investments
The amortized costs, unrealized gains and losses and estimated fair values of our short-term investments were as follows (in thousands):

	April 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$136,080	$2	$(191)	$135,891
Corporate bonds	145,693	20	(162)	145,551
Total short-term investments	$281,773	$22	$(353)	$281,442

	January 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$98,206	$50	$(7)	$98,249
Corporate bonds	129,767	121	(3)	129,885
Commercial paper	29,991	—	(5)	29,986
Total short-term investments	$257,964	$171	$(15)	$258,120
There were no material realized gains or losses from sales of marketable securities that were reclassified out of accumulated other comprehensive loss into investment income during the three months ended April 30, 2024 and 2023. We had no significant unrealized losses on our available-for-sale securities as of April 30, 2024 and January 31, 2024, and we do not expect material credit losses on our current investments in future periods. All securities had stated effective maturities of less than one year as of April 30, 2024.
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

The following tables summarize our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	April 30, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$155,984	$—	$—	$155,984
U.S. government securities	9,984	—	—	9,984
Total cash equivalents	$165,968	$—	$—	$165,968
Short-term investments:
U.S. government securities	$—	$135,891	$—	$135,891
Corporate bonds	—	145,551	—	145,551
Total short-term investments	$—	$281,442	$—	$281,442
Liabilities:
Warrant liability	$—	$—	$19,100	$19,100
Debt conversion liability	—	—	7,668	7,668
Total liabilities	$—	$—	$26,768	$26,768

	January 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$207,632	$—	$—	$207,632
Corporate bonds	3,497	—	—	3,497
Total cash equivalents	$211,129	$—	$—	$211,129
Short-term investments:
U.S. government securities	$—	$98,249	$—	$98,249
Corporate bonds	—	129,885	—	129,885
Commercial paper	—	29,986	—	29,986
Total short-term investments	$—	$258,120	$—	$258,120
Liabilities:
Warrant liability	$—	$—	$11,992	$11,992
Debt conversion liability	—	—	6,848	6,848
Total liabilities	$—	$—	$18,840	$18,840
Changes in our Level 3 fair value measurements were as follows (in thousands):

Warrant Liability
Balance, January 31, 2024	$11,992
Change in fair value	7,108
Balance, April 30, 2024	$19,100
Additional information about the Warrant liability, including the fair value inputs, is included in Note 10. Warrants to Purchase Shares of Common Stock.

Debt Conversion Liability
Balance, January 31, 2024	$6,848
Change in fair value	820
Balance, April 30, 2024	$7,668
Additional information about the debt conversion liability, including the fair value inputs, is included in Note 9. Debt.
As of April 30, 2024, the net carrying amount of the 2029 Notes, defined in Note 9. Debt, was $362.3 million and the estimated fair value was $398.5 million. The fair value of the 2029 Notes is classified as a Level 3 measurement.
The carrying amounts of certain financial instruments, including cash held in bank accounts, accounts receivable, accounts payable, and accrued expenses, approximate fair value due to their relatively short maturities.
Note 5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	April 30, 2024	January 31, 2024
Prepaid software subscriptions	$8,364	$6,582
Taxes	4,740	4,348
Contract assets	2,555	1,380
Prepaid insurance	2,314	2,305
Prepaid hosting costs	886	1,157
Deposits	570	699
Other	6,195	6,790
Total	$25,624	$23,261
Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	April 30, 2024	January 31, 2024
Software	$39,748	$37,216
Leasehold improvements	13,415	14,013
Computer equipment	11,169	11,125
Furniture and fixtures	3,935	4,276
	68,267	66,630
Less: accumulated depreciation and amortization	(42,049)	(40,669)
Total	$26,218	$25,961
The following table summarizes the capitalized internal-use software costs included within the Software line item in the table above (in thousands):

	Three Months Ended April 30,
	2024	2023
Internal-use software costs capitalized during the period	$2,533	$1,044

	April 30, 2024	January 31, 2024
Total capitalized internal-use software, net of accumulated amortization	$16,586	$15,483

The following table summarizes total depreciation and amortization expense related to property and equipment, including amortization of internal-use software, included primarily in General and administrative and Cost of subscription revenue in the accompanying unaudited condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended April 30,
	2024	2023
Total depreciation and amortization expense	$2,369	$2,538
Note 7. Purchased Intangible Assets and Goodwill
The following tables summarize the purchased intangible asset balances (in thousands):

	April 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$17,997	$(10,149)	$7,848
Customer relationships	5,187	(3,927)	1,260
Trade name	1,709	(1,343)	366
Total	$24,893	$(15,419)	$9,474

	January 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$17,997	$(9,782)	$8,215
Customer relationships	5,187	(3,786)	1,401
Trade name	1,709	(1,243)	466
Total	$24,893	$(14,811)	$10,082
Purchased intangible assets are being amortized to Cost of subscription revenue in the accompanying unaudited condensed consolidated statements of comprehensive loss on a straight-line basis over their estimated useful lives ranging from three to ten years. The following table summarizes amortization expense recognized on purchased intangible assets during the periods indicated (in thousands):

	Three Months Ended April 30,
	2024	2023
Purchased intangible assets amortization expense	$608	$738
Estimated future amortization expense for purchased intangible assets as of April 30, 2024 was as follows (in thousands):

Fiscal year ending:
2025 (remainder of the year)	$1,736
2026	1,874
2027	1,561
2028	1,561
2029	1,561
Thereafter	1,181
Total estimated amortization expense	$9,474

The following table represents the changes to goodwill (in thousands):

Goodwill
Balance, January 31, 2024	$56,657
Effects of foreign currency translation	(510)
Balance, April 30, 2024	$56,147
Note 8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	April 30, 2024	January 31, 2024
Warrant liability	$19,100	$11,992
Debt conversion liability	7,668	6,848
Accrued outside services and consulting	5,204	1,499
Accrued taxes	3,032	4,147
Accrued hosting and third-party licenses	1,703	2,707
Accrued interest	1,344	1,344
Other accrued expenses	3,257	3,620
Total	$41,308	$32,157
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
As a condition of the agreement with Silver Lake, we also issued warrants to Silver Lake to acquire up to 7.5 million shares of Class A common stock (Warrants). Refer to Note 10. Warrants to Purchase Shares of Common Stock for more information.
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
Deferred loan costs are being amortized to interest expense using the effective interest rate method over the five year expected life of the 2029 Notes (representing the period from the contract date to the earliest noncontingent put date of March 24, 2027), reflecting an effective interest rate of 7.6%.
The carrying value of the 2029 Notes was classified as long-term and consisted of the following (in thousands):

	April 30, 2024	January 31, 2024
2029 Notes principal	$400,000	$400,000
Unamortized deferred loan costs	(37,690)	(40,475)
Carrying value	$362,310	$359,525
Interest expense related to the 2029 Notes, included in Interest expense in the accompanying unaudited condensed consolidated statements of comprehensive loss, was as follows (in thousands):

	Three Months Ended April 30,
	2024	2023
Contractual interest expense	$3,950	$2,469
Amortization of deferred loan costs	2,785	1,904
Total interest expense	$6,735	$4,373
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

The debt conversion liability's fair value was measured using a binomial lattice model using the following key inputs:

	April 30, 2024	January 31, 2024
Fair value of common stock	$9.86	$9.14
Conversion price	$20.00	$20.00
Expected volatility	50.0%	47.5%
Risk-free interest rate	5.0%	3.8%
Corporate bond yield	19.9%	19.2%
Coupon interest rate	3.95%	3.95%
We recognized a loss on the revaluation of the debt conversion liability of $0.8 million during the three months ended April 30, 2024, which is included in Change in fair value of debt conversion and warrant liabilities in the accompanying unaudited condensed consolidated statements of comprehensive loss. Refer to Note 4. Fair Value Measurements for the fair value of the debt conversion liability.
Debt Agreement
We have a $30.0 million revolving credit facility under an agreement with Silicon Valley Bank, a division of First-Citizens Bank & Trust. This credit facility matures in October 2025. The interest rate under the credit facility is equal to the prime rate published by the Wall Street Journal minus 1.0%. We had not drawn down any amounts under the facility as of April 30, 2024.
Note 10. Warrants to Purchase Shares of Common Stock
In connection with the issuance of the 2029 Notes (discussed Note 9. Debt), we issued to Silver Lake Warrants to acquire up to 7.5 million shares of Class A common stock, exercisable for a period of approximately seven years from the Initial Closing Date, which are comprised of (i) Warrants to purchase up to 2.5 million shares of Class A common stock are exercisable at $20.00 per share, (ii) Warrants to purchase up to 2.5 million shares of Class A common stock are exercisable at $22.00 per share, and (iii) Warrants to purchase up to 2.5 million shares of Class A common stock are exercisable at $24.00 per share. In addition, Silver Lake can elect to exercise the Warrants on a net-exercise basis. In the event of a "make-whole fundamental change" (as defined in the Form of Warrant, which has a similar definition as in the indenture, described above in Note. 9 Debt), the number of shares issuable by Zuora upon exercise of the Warrants may be increased, and the exercise price for the Warrants adjusted. As of April 30, 2024, all 7.5 million Warrants were outstanding.
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

The liability-classified warrants' fair value was measured using a combination of Black-Scholes option pricing and Monte Carlo Simulation models that take into consideration probability factors of the various outcomes related to the exercise terms of the warrants using the following inputs:

	April 30, 2024	January 31, 2024
Fair value of common stock	$9.86	$9.14
Exercise price	$20.00 - $24.00	$20.00 - $24.00
Expected volatility[1]	50.0%	41.8%
Expected term (in years)	4.4	5.2
Risk-free interest rate	4.6%	3.9%
Expected dividend yield	—	—
_____________________________
(1) During the quarter ended April 30, 2024, we changed our approach for estimating our stock price volatility to use only Zuora's historical stock price trading data. Zuora now has sufficient historical trading data to fair value its financial instruments and we believe it better reflects the expected future trading volatility of the company's outstanding common stock. In previous periods, we used an average volatility based on historical trading data of Zuora and a group of similar publicly traded companies.
We recognized losses and gains on the revaluation of the liability-classified Warrants, summarized in the table below (in thousands), which are included in Change in fair value of debt conversion and warrant liabilities in the accompanying unaudited condensed consolidated statements of comprehensive loss. Refer to Note 4. Fair Value Measurements for the fair value of the liability-classified Warrants.

	Three Months Ended April 30,
	2024	2023
(Loss) gain on change in fair value of warrant liability	$(7,108)	$30
Note 11. Deferred Revenue and Performance Obligations
The following table summarizes revenue recognized during the period that was included in the deferred revenue balance at the beginning of each respective period (in thousands):

	Three Months Ended April 30,
	2024	2023
Revenue recognized from deferred revenue	$87,622	$78,653
As of April 30, 2024, total remaining non-cancellable performance obligations under our subscription contracts with customers was approximately $580.7 million and we expect to recognize revenue on approximately 56% of these remaining performance obligations over the next 12 months. Remaining performance obligations under our professional services contracts as of April 30, 2024 were not material.

Note 12. Geographical Information
Disaggregation of Revenue
Revenue by country, based on the customer’s address at the time of sale, was as follows (in thousands):

	Three Months Ended April 30,
	2024	2023
United States	$68,683	$65,407
Others	41,086	37,688
Total	$109,769	$103,095
Percentage of revenue by geographic area:
United States	63%	63%
Other	37%	37%
Other than the United States, no individual country exceeded 10% of total revenue for the three months ended April 30, 2024 and 2023.
Long-lived assets
Long-lived assets, which consist of property and equipment, net, deferred commissions, purchased intangible assets, net and operating lease right-of-use assets by geographic location, are based on the location of the legal entity that owns the asset. As of April 30, 2024 and January 31, 2024, no individual country exceeded 10% of total long-lived assets other than the United States.

Note 13. Leases
We have non-cancelable operating leases for our offices located in the U.S. and abroad. As of April 30, 2024, these leases expire on various dates between 2026 and 2030. Certain lease agreements include one or more options to renew, with renewal terms that can extend the lease up to seven years. We have the right to exercise or forego the lease renewal options. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The components of our long-term operating leases and related operating lease cost were as follows (in thousands):

	April 30, 2024	January 31, 2024
Operating lease right-of-use assets	$21,270	$22,462

Operating lease liabilities, current portion	$5,929	$6,760
Operating lease liabilities, net of current portion	35,276	37,100
Total operating lease liabilities	$41,205	$43,860

	Three Months Ended April 30,
	2024	2023
Operating lease cost[1]	$2,009	$2,224

_____________________________
(1) Includes costs related to our short-term operating leases and is net of sublease income as follows (in thousands):

	Three Months Ended April 30,
	2024	2023
Short-term operating lease costs	$451	$101
Sublease income	$(98)	$(98)
The future maturities of long-term operating lease liabilities for each fiscal year were as follows (in thousands):

Maturities of Operating Lease Liabilities
2025 (remainder of the year)	$5,678
2026	8,735
2027	7,979
2028	7,895
2029	6,879
Thereafter	10,608
Total lease payments	47,774
Less imputed interest	(6,569)
Present value of lease liabilities	$41,205
Other supplemental information related to our long-term operating leases includes the following (dollars in thousands):

	April 30, 2024	January 31, 2024
Weighted-average remaining operating lease term	5.8 years	5.9 years
Weighted-average operating lease discount rate	4.9%	5.1%

	Three Months Ended April 30,
	2024	2023
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases	$3,121	$3,490
New right-of-use assets obtained in exchange for lease liabilities:
Operating leases obtained	$—	$6,973

As of April 30, 2024, we had $1.8 million of undiscounted future payments for an operating lease that has not yet commenced, which is excluded from the tables above and is not yet recognized in our consolidated balance sheets. This operating lease is expected to commence in the second quarter of the fiscal year beginning February 1, 2024 and has a lease term of three years.
Note 14. Commitments and Contingencies
Letters of Credit
In connection with the execution of certain facility leases, we had bank issued irrevocable letters of credit for $4.5 million as of April 30, 2024 and January 31, 2024. No draws have been made under such letters of credit.

Legal Proceedings
From time to time, we may be subject to legal proceedings, as well as demands, claims and threatened litigation. The outcomes of legal proceedings and other contingencies are inherently unpredictable, subject to significant uncertainties, and could be material to our operating results and cash flows for a particular period. Regardless of the outcome, litigation can have an adverse impact on our business because of defense and settlement costs, diversion of management resources, and other factors. As of the date of this Quarterly Report on Form 10-Q, we are not currently party to any legal proceeding that we believe could have a material adverse effect on our business, operating results, cash flows, or financial condition should such litigation or claim be resolved unfavorably.

Other Contractual Obligations
As of April 30, 2024, we have a contractual obligation to make $2.7 million in purchases of cloud computing services provided by one of our vendors by September 2024.
Note 15. Income Taxes
The following table reflects our income tax provision, pretax loss and effective tax rate for the periods presented (in thousands, except percentages):

	Three Months Ended April 30,
	2024	2023
Loss before income taxes	$(13,356)	$(18,826)
Income tax provision	352	469
Effective tax rate	(2.6)%	(2.5)%
The effective tax rates differ from the statutory rates primarily as a result of providing no benefit on pretax losses incurred in the United States, as we have determined that the benefit of the losses is not more likely than not to be realized.
Note 16. Stockholders’ Equity
Preferred Stock
As of April 30, 2024, Zuora had authorized 10 million shares of preferred stock, each with a par value of $0.0001 per share. As of April 30, 2024, no shares of preferred stock were issued and outstanding.
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
As of April 30, 2024, Zuora had authorized 500 million shares of Class A common stock and 500 million shares of Class B common stock, each with a par value of $0.0001 per share. As of April 30, 2024, 139.7 million shares of Class A common stock and 8.4 million shares of Class B common stock were issued and outstanding.

Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive loss were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance, January 31, 2024	$(1,015)	$156	$(859)
Foreign currency translation adjustment	(247)	—	(247)
Unrealized loss on available-for-sale securities	—	(487)	(487)
Balance, April 30, 2024	$(1,262)	$(331)	$(1,593)
There were no material reclassifications out of accumulated other comprehensive loss during the three months ended April 30, 2024. Additionally, there was no material tax impact on the amounts presented.
Note 17. Employee Stock Plans
Equity Incentive Plans
Our 2018 Equity Incentive Plan (2018 Plan) authorizes the award of stock options, restricted stock awards, stock appreciation rights, restricted stock units (RSUs), performance awards, and stock bonuses. As of April 30, 2024, approximately 31.7 million shares of Class A common stock were reserved and available for issuance under the 2018 Plan. In addition, as of April 30, 2024, 3.0 million stock options and RSUs exercisable or settleable for Class B common stock were outstanding in the aggregate under our 2006 Stock Plan (2006 Plan) and 2015 Equity Incentive Plan (2015 Plan), which plans were terminated in May 2015 and April 2018, respectively. The 2006 Plan and 2015 Plan continue to govern outstanding equity awards granted thereunder.
Stock Options
The following tables summarize stock option activity and related information (in thousands, except weighted-average exercise price, weighted-average grant date fair value and average remaining contractual term):

	Shares Subject To Outstanding Stock Options	Weighted-Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, January 31, 2024	6,083	$9.21	3.6	$15,984
Exercised	(508)	3.29
Forfeited	(145)	10.36
Balance, April 30, 2024	5,430	9.73	3.6	15,127
Exercisable as of April 30, 2024	3,012	4.84	2.1	15,127
Vested and expected to vest as of April 30, 2024	5,422	$9.73	3.6	$15,127

	Three Months Ended April 30,
	2024[1]	2023[1]
Weighted-average grant date fair value per share of options granted during each respective period	$—	$—
Aggregate intrinsic value of options exercised during each respective period	$3,062	$379
_________________________________
(1) No stock options were granted during the three months ended April 30, 2024 or 2023.

RSUs
The following table summarizes RSU activity and related information (in thousands, except weighted-average grant date fair value):

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance, January 31, 2024	11,686	$10.24
Granted	5,780	9.57
Vested	(1,562)	11.11
Forfeited	(800)	10.55
Balance, April 30, 2024	15,104	$9.88
Performance Stock Units (PSUs)
We have granted PSUs to certain executives and other employees under our 2018 Plan as described below.
In March 2022 (which were subsequently amended in fiscal 2024), July 2023 and September 2023, we granted PSUs to certain executives. These PSUs are divided into two or three tranches, each tranche having pre-established performance targets that if met, as determined quarterly by our Compensation Committee, would result in the shares attributable to such tranche being earned, subject to a service-based vesting condition. The shares attributable to unearned tranches will expire on January 31, 2025 if the applicable performance criteria for such tranches are not met. As we previously disclosed in our Form 10-Q for the three months ended April 30, 2023 filed with the SEC on June 1, 2023, we modified the performance targets associated with these PSUs that were granted in March 2022. This resulted in $9.6 million of incremental compensation expense that was being recognized over the remaining vesting periods of the awards. During the three months ended April 30, 2024, we deemed these outstanding PSUs to be improbable of vesting and we recorded an adjustment to reverse all $3.4 million of previously recognized expense in the current quarter.
In April 2024, we granted 300,000 PSUs to our CEO. The PSUs are divided into two tranches, each tranche having a pre-established stock price target that if met, as determined by the Chair of our Compensation Committee, would result in the shares attributable to such tranche being earned and then subject to vesting on a graded basis over a period of four years from the grant date, subject to continued service. The shares attributable to unearned tranches will expire on April 28, 2028, if the applicable stock price targets for such tranches are not met. We used a Monte Carlo simulation to estimate the fair value of the award and the date when the stock price target date is expected to be met for each tranche of the award. We are recognizing the related stock-based compensation expense for each tranche using a graded attribution method over four years following the grant date.
In April 2024, we also granted 34,000 PSUs to certain non-executive employees. The fair value was equal to the closing price of our common stock on the date of grant. The PSUs are subject to pre-established performance targets that if met as of January 31, 2025 will be earned and subsequently vest on March 31, 2025, subject to continued service through such vesting date, or will otherwise expire unvested. We are recognizing the related stock-based compensation expense using the straight-line attribution method over the expected vesting period of the award.
The following table summarizes PSU activity and related information (in thousands, except weighted-average grant date fair value):

	Number of PSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance, January 31, 2024	2,310	$14.31
Granted	334	8.04
Forfeited	(120)	9.15
Balance, April 30, 2024	2,524	$13.72

2018 Employee Stock Purchase Plan
Our 2018 Employee Stock Purchase Plan (ESPP) is broadly available to our employees in the United States and certain other countries in which we operate. A total of 5.8 million shares of Class A common stock were reserved and available for issuance under the ESPP as of April 30, 2024. The ESPP provides for 24-month offering periods beginning June 15 and December 15 of each year, and each offering period contains four six-month purchase periods. On each purchase date, ESPP participants will purchase shares of our Class A common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Class A common stock on the offering date or (2) the fair market value of the Class A common stock on the purchase date.
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories in the accompanying unaudited condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended April 30,
	2024	2023
Cost of subscription revenue	$1,583	$2,359
Cost of professional services revenue	2,038	3,021
Research and development	5,903	6,744
Sales and marketing	5,475	7,977
General and administrative	3,462	5,123
Total stock-based compensation expense	$18,461	$25,224
As of April 30, 2024, unrecognized compensation costs related to unvested equity awards and the weighted-average remaining period over which those costs are expected to be recognized were as follows (dollars in thousands):

	Stock Options	RSUs	PSUs	ESPP
Unrecognized compensation costs	$1,008	$124,874	$24,841	$2,759
Weighted-average remaining recognition period	0.9 years	2.0 years	0.9 years	0.6 years

Note 18. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended April 30,
	2024	2023
Numerator:
Net loss	$(13,708)	$(19,295)
Denominator:
Weighted-average common shares outstanding, basic and diluted	146,670	136,190
Net loss per share, basic and diluted	$(0.09)	$(0.14)
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

	April 30,
	2024	2023
2029 Notes conversion	20,000	12,500
Unvested RSUs issued and outstanding	15,104	12,733
Warrants	7,500	7,500
Issued and outstanding stock options	5,430	6,820
Unvested PSUs issued and outstanding	2,524	2,555
Shares committed under ESPP	691	774
Total	51,249	42,882

Note 19. Subsequent Event
Togai Acquisition
On May 9, 2024, we acquired Togai Inc. (Togai), a privately held metering and rating solution company for a purchase price of $26.0 million, with $21.0 million in cash paid at closing. This acquisition enables us to bring new technologies to our customers focused on metering and rating their usage information. We are currently in the process of valuing the assets acquired and liabilities assumed pursuant to the transaction. The accounting for this transaction is incomplete as of the date of our filing.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q and our Annual Report on Form 10-K). As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Form 10-Q and in our Annual Report on Form 10-K. Our fiscal year ends on January 31.
Overview
Zuora provides a leading monetization suite for modern business, built to help companies launch and scale new services and operate dynamic, customer-centric business models, including subscription and usage-based models. Our technology solutions enable companies across multiple industries and geographies to build, run, and grow a modern business, automating the quote-to-revenue process, including offers, billing, collections, and revenue recognition. With Zuora’s solutions, businesses can change and evolve how they go to market through a mix of monetization models, efficiently comply with revenue recognition standards, analyze customer data to optimize their offerings, and build recurring relationships with their customers.
Many of today’s enterprise software systems manage their quote-to-revenue process using software built for one-time transactions. These systems were not designed for the dynamic, ongoing nature of recurring revenue, usage-based, or hybrid pricing models, and can be extremely difficult to configure. In traditional product-based businesses, quote-to-revenue is a linear process – a customer orders a product, is billed for that product, payment is collected, and the revenue is recognized. These legacy product-based systems were not specifically designed to handle the complexities of managing ongoing customer relationships and recurring revenue models commonly found in subscription businesses, including billing proration, revenue recognition and reporting, and calculating the lifetime value of the customer. Using legacy or homegrown software to build a recurring revenue business often results in inefficient processes with prolonged and complex manual downstream work, hard-coded customizations, and a proliferation of stock-keeping units (SKUs).
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
Fiscal First Quarter Financial Performance Summary and Business Highlights:
Our financial performance for the three months ended April 30, 2024 compared to the three months ended April 30, 2023 reflects the following:
•Subscription revenue was $99.0 million, an increase of $9.2 million, or 10%; and total revenue was $109.8 million, an increase of $6.7 million, or 6%.
•Gross profit was $74.7 million, or 68% of total of revenue, compared to $65.7 million, or 64% of total revenue.
•Loss from operations was $4.0 million, or 4% of total revenue, compared to a loss of $20.2 million, or 20% of total revenue, an improvement in operating margin of 16 percentage points year-over-year.
•We closed two deals in the quarter ended April 30, 2024 with ACV equal to or greater than $1.0 million.
•We announced the planned acquisition of Togai, a leading metering and rating solution, to enhance Zuora's usage-based offerings. The acquisition closed in early May.
Key Operational and Financial Metrics
We monitor the following key operational and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:

	April 30,
	2024	2023
Customers with ACV equal to or greater than $250,000	451	436
Dollar-based retention rate	104%	108%
Annual recurring revenue growth	8%	15%

Customers with Annual Contract Value Equal to or Greater than $250,000
We believe our ability to enter and expand contracts is indicative of broader adoption of our solutions by larger organizations. It also reflects our ability to expand our revenue footprint within our current customer base. We define ACV as the subscription revenue we would contractually expect to recognize from that customer over the next twelve months, assuming no increases or reductions in their subscriptions. We define the number of customers at the end of any particular period as the number of parties or organizations that have entered into a distinct subscription contract with us and for which the term has not ended. Each party with whom we have entered into a distinct subscription contract is considered a unique customer, and in some cases, there may be more than one customer within a single organization. The number of customers with ACV equal to or greater than $250,000 increased to 451 as of April 30, 2024, and includes the impact of some customers that downsized below the ACV threshold during the first quarter of fiscal 2025 as a result of the macroeconomic environment impact on their business, as compared to 436 as of April 30, 2023. We expect this metric to be relatively flat or decrease slightly in the near term.
Dollar-Based Retention Rate
We believe our dollar-based retention rate is a key measure of our ability to retain and expand revenue from our customer base over time. We calculate our dollar-based retention rate as of a period end by starting with the sum of the ACV from all customers as of twelve months prior to such period end, or prior period ACV. We then calculate the sum of the ACV from these same customers as of the current period end, or current period ACV. The current period ACV includes any upsells and also reflects contraction or attrition over the trailing twelve months, but excludes revenue from new customers added in the current period. We then divide the current period ACV by the prior period ACV to arrive at our dollar-based retention rate. Our dollar-based retention rate was 104% as of April 30, 2024, as compared to 108% as of April 30, 2023. The decrease was primarily driven by one large customer churn in the fourth quarter of fiscal 2024 and foreign exchange headwinds. While the dollar-based retention rate can fluctuate in any particular quarter, we expect it to remain relatively consistent in the near term.
Annual Recurring Revenue
ARR represents the annualized recurring value at the time of initial booking or contract modification for all active subscription contracts at the end of a reporting period. ARR excludes the value of non-recurring revenue such as professional services revenue as well as contracts with new customers with a term of less than one year. ARR should be viewed independently of revenue and deferred revenue, and is not intended to be a substitute for, or combined with, any of these items. Our ARR was $404.4 million as of April 30, 2024, compared to $373.9 million as of April 30, 2023, representing an increase of 8% year-over-year. While the ARR year-over-year growth rate can fluctuate in any particular period and may decline slightly over the next two quarters, we expect it to remain relatively consistent or slightly increase in the near term.
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
Overhead Allocation and Employee Compensation Costs
We allocate shared costs, such as facilities costs (including rent, utilities, and depreciation on capital expenditures related to facilities shared by multiple departments), information technology costs, and certain administrative personnel costs to all departments based on headcount and location. As such, allocated shared costs are reflected in each cost of revenue and operating expense category.
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
Cost of professional services revenue. Cost of professional services revenue consists primarily of costs related to the deployment of our solutions. These costs include employee compensation costs for our professional services team, allocated overhead, travel costs, and costs of outside services associated with supplementing our internal staff. We believe that investment in our systems integrator partner network will lead to total margin improvement in the near term.
Gross profit and gross margin. Our gross profit and gross margin may fluctuate from period to period as our revenue fluctuates, and as a result of the timing and amount of our investments to expand hosting capacity, including through third-party cloud providers, amortization expenses associated with our capitalized internal-use software and purchased technology, and our continued efforts to build our cloud infrastructure, support, and professional services teams. Over time, we expect our subscription gross margin to remain relatively consistent and professional services gross margin to increase slightly.
Operating Expenses
Research and development. Research and development expense consists primarily of employee compensation costs, allocated overhead, and travel costs. We capitalize research and development costs associated with the development of internal-use software and we generally amortize these costs over a period of three years, primarily into the cost of subscription revenue. All other research and development costs are expensed as incurred. We believe that continued investment in our platform is important for our growth, and we will continue to focus investments in key areas of our platform. While research and development expense can fluctuate in any particular quarter, we expect it to remain relatively consistent as a percentage of total revenue over time.

Sales and marketing. Sales and marketing expense consists primarily of employee compensation costs, including the amortization of deferred commissions related to our sales personnel, allocated overhead, costs of general marketing and promotional activities, and travel costs. Commission costs that are incremental to obtaining a contract are amortized in sales and marketing expense over the period of benefit, which is expected to be five years. We expect to continue to make investments as we expand our customer acquisition and retention efforts. While sales and marketing expense can fluctuate in any particular quarter, we expect it to remain relatively consistent or decrease as a percentage of total revenue over time.
General and administrative. General and administrative expense consists primarily of employee compensation costs, allocated overhead, and travel costs for finance, accounting, legal, human resources, and recruiting personnel. In addition, general and administrative expense includes non-personnel costs, such as accounting fees, legal fees, charitable contributions, asset impairments, and all other supporting corporate expenses not allocated to other departments. We expect to incur ongoing costs as a result of operating as a public company, including costs related to compliance and reporting obligations of public companies, and continued investment to support our growing operations. While general and administrative expense can fluctuate in any particular quarter, we expect our general and administrative expense to decrease as a percentage of total revenue over time as we continue to be disciplined in our approach to controlling our costs.
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

Results of Operations
The following tables set forth our unaudited condensed consolidated results of operations for the periods presented in dollars and as a percentage of our total revenue (in thousands):

	Three Months Ended April 30,
	2024	2023
Revenue:
Subscription	$98,959	$89,711
Professional services	10,810	13,384
Total revenue	109,769	103,095
Cost of revenue:
Subscription	20,689	20,588
Professional services	14,372	16,758
Total cost of revenue	35,061	37,346
Gross profit	74,708	65,749
Operating expenses:
Research and development	23,566	25,668
Sales and marketing	35,845	41,444
General and administrative	19,269	18,816
Total operating expenses	78,680	85,928
Loss from operations	(3,972)	(20,179)
Change in fair value of debt conversion and warrant liabilities	(7,928)	30
Interest expense	(6,771)	(4,387)
Interest and other income (expense), net	5,315	5,710
Loss before income taxes	(13,356)	(18,826)
Income tax provision	352	469
Net loss	$(13,708)	$(19,295)

	Three Months Ended April 30,
	2024	2023
Revenue:
Subscription	90%	87%
Professional services	10	13
Total revenue	100	100
Cost of revenue:
Subscription	19	20
Professional services	13	16
Total cost of revenue	32	36
Gross profit	68	64
Operating expenses:
Research and development	21	25
Sales and marketing	33	40
General and administrative	18	18
Total operating expenses	72	83
Loss from operations	(4)	(20)
Change in fair value of debt conversion and warrant liabilities	(7)	—
Interest expense	(6)	(4)
Interest and other income (expense), net	5	6
Loss before income taxes	(12)	(18)
Income tax provision	—	—
Net loss	(12)%	(19)%
Note: Percentages in the table above may not sum due to rounding.
Non-GAAP Financial Measures
To supplement our unaudited condensed consolidated financial statements presented in accordance with U.S. GAAP, we monitor and consider non-GAAP financial measures including: non-GAAP cost of subscription revenue, non-GAAP subscription gross margin, non-GAAP cost of professional services revenue, non-GAAP professional services gross margin, non-GAAP gross profit, non-GAAP gross margin, non-GAAP income from operations, non-GAAP operating margin, non-GAAP net income, non-GAAP net income per share, basic and diluted, and adjusted free cash flow. We use non-GAAP financial measures in conjunction with GAAP measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our Board of Directors concerning our financial performance. We believe these non-GAAP measures provide investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of our operating results. We also believe these non-GAAP measures are useful in evaluating our operating performance compared to that of other companies in our industry, as they generally eliminate the effects of certain items that may vary for different companies for reasons unrelated to overall operating performance.
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
•Shareholder matters. We exclude non-recurring charges and benefits, net of insurance recoveries, including litigation expenses, settlements and other legal, consulting and advisory fees, related to shareholder matters that are outside of the ordinary course of our business, including expenses related to a cooperation agreement. We believe these charges and benefits do not have a direct correlation to the operations of our business and may vary in size depending on the timing, results and resolution of such litigation, settlements, agreements or other shareholder matters.
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
•Change in fair value of debt conversion and warrant liabilities. We exclude fair value adjustments related to the debt conversion and warrant liabilities, which are non-cash gains or losses, as they can fluctuate significantly with changes in Zuora's stock price and market volatility, and do not reflect the underlying cash flows or operational results of the business.
•Acquisition-related expenses. We exclude acquisition-related expenses (including integration-related charges) that are not related to our ongoing operations, including expenses we incurred and gains or losses recognized on contingent consideration, related to our acquisitions. We do not consider these transaction expenses as reflective of our core business or ongoing operating performance.
•Workforce reductions. We exclude charges related to workforce reduction plans, including severance, health care and related expenses. We believe these charges are not indicative of our continuing operations.

The following tables provide a reconciliation of our GAAP to non-GAAP measures (in thousands, except percentages and per share data):
Subscription Gross Margin

	Three Months Ended April 30,
	2024	2023
Reconciliation of cost of subscription revenue:
GAAP cost of subscription revenue	$20,689	$20,588
Less:
Stock-based compensation	(1,583)	(2,359)
Amortization of acquired intangibles	(608)	(738)
Workforce reductions	(166)	(38)
Non-GAAP cost of subscription revenue	$18,332	$17,453
GAAP subscription gross margin	79%	77%
Non-GAAP subscription gross margin	81%	81%
Professional Services Gross Margin

	Three Months Ended April 30,
	2024	2023
Reconciliation of cost of professional services revenue:
GAAP cost of professional services revenue	$14,372	$16,758
(Less) Add:
Stock-based compensation	(2,038)	(3,021)
Workforce reductions	6	—
Non-GAAP cost of professional services revenue	$12,340	$13,737
GAAP professional services gross margin	(33)%	(25)%
Non-GAAP professional services gross margin	(14)%	(3)%
Total Gross Margin

	Three Months Ended April 30,
	2024	2023
Reconciliation of gross profit:
GAAP gross profit	$74,708	$65,749
Add:
Stock-based compensation	3,621	5,380
Amortization of acquired intangibles	608	738
Workforce reductions	160	38
Non-GAAP gross profit	$79,097	$71,905
GAAP gross margin	68%	64%
Non-GAAP gross margin	72%	70%

Operating (Loss) Income and Operating Margin

	Three Months Ended April 30,
	2024	2023
Reconciliation of (loss) income from operations:
GAAP loss from operations	$(3,972)	$(20,179)
Add:
Stock-based compensation	18,461	25,224
Shareholder matters	2,765	35
Workforce reductions	700	219
Amortization of acquired intangibles	608	738
Acquisition-related expenses	—	34
Non-GAAP income from operations	$18,562	$6,071
GAAP operating margin	(4)%	(20)%
Non-GAAP operating margin	17%	6%
Net (Loss) Income and Net (Loss) Income Per Share

	Three Months Ended April 30,
	2024	2023
Reconciliation of net (loss) income:
GAAP net loss	$(13,708)	$(19,295)
Add:
Stock-based compensation	18,461	25,224
Change in fair value of debt conversion and warrant liabilities	7,928	(30)
Shareholder matters	2,765	35
Workforce reductions	700	219
Amortization of acquired intangibles	608	738
Acquisition-related expenses	—	34
Non-GAAP net income	$16,754	$6,925
GAAP net loss per share, basic and diluted[1]	$(0.09)	$(0.14)
Non-GAAP net income per share, basic and diluted[1]	$0.11	$0.05
_________________________________

(1) For the three months ended April 30, 2024 and 2023, GAAP and Non-GAAP net (loss) income per share are calculated based upon 146.7 million and 136.2 million basic and diluted weighted-average shares of common stock, respectively.

Adjusted Free Cash Flow
Adjusted free cash flow is a non-GAAP measure that includes adjustments to operating cash flows for cash impacts related to Shareholder matters and Acquisition-related expenses as described above, and net purchases of property and equipment. We include the impact of net purchases of property and equipment in our adjusted free cash flow calculation because we consider these capital expenditures to be a necessary component of our ongoing operations. We consider adjusted free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated from operations, excluding such expenditures that are not related to our ongoing operations, but it is not intended to represent the residual cash flow available for discretionary expenditures.

	Three Months Ended April 30,
	2024	2023
Net cash provided by operating activities (GAAP)	$32,870	$14,593
Add:
Shareholder matters	1,188	27
Acquisition-related expenses	—	16
Less:
Purchases of property and equipment	(2,655)	(1,657)
Adjusted free cash flow (non-GAAP)	$31,403	$12,979
Net cash (used in) provided by investing activities (GAAP)	$(24,568)	$20,302
Net cash provided by financing activities (GAAP)	$1,592	$537
Comparison of the Three Months Ended April 30, 2024 and 2023
Revenue

	Three Months Ended April 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscription	$98,959	$89,711	$9,248	10%
Professional services	10,810	13,384	(2,574)	(19)%
Total revenue	$109,769	$103,095	$6,674	6%
Percentage of revenue:
Subscription	90%	87%
Professional services	10	13
Total revenue	100%	100%
Subscription revenue increased by $9.2 million, or 10%, for the three months ended April 30, 2024 compared to the three months ended April 30, 2023. The increase was driven by growth in our customer base, with new customers contributing approximately $2.8 million of the increase in subscription revenue, and increased transaction volume and sales of additional products to our existing customers contributing approximately $6.4 million. We calculate subscription revenue from new customers during the quarter by adding the revenue recognized from new customers acquired in the 12 months prior to the reporting date. New business growth reflects the continued impact of macroeconomic headwinds we have faced and our strategy to execute on lighter, faster sales in the three months ended April 30, 2024.
Professional services revenue decreased by $2.6 million, or 19%, for the three months ended April 30, 2024 as we continue to leverage our system integration partners for implementation of our solutions and due to the overall timing of projects.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$20,689	$20,588	$101	—%
Professional services	14,372	16,758	(2,386)	(14)%
Total cost of revenue	$35,061	$37,346	$(2,285)	(6)%
Gross margin:
Subscription	79%	77%
Professional services	(33)	(25)
Total gross margin	68%	64%
Cost of subscription revenue remained relatively consistent for the three months ended April 30, 2024 compared to the three months ended April 30, 2023, which reflects $0.8 million lower stock-based compensation expense in the current quarter relative to last year.
Cost of professional services revenue decreased by $2.4 million, or 14%, for the three months ended April 30, 2024 compared to the three months ended April 30, 2023 primarily due to us continuing to leverage our system integration partners for leading customer implementations, which has allowed us to reduce our professional services headcount costs, resulting in a decrease of $2.0 million in employee compensation costs; and allocated overhead decreased $0.5 million.
Our gross margin for subscription services increased to 79% for the three months ended April 30, 2024 compared to 77% for the three months ended April 30, 2023, primarily due to increased subscription revenue.

Our gross margin for professional services decreased to (33)% for the three months ended April 30, 2024 compared to (25)% for the three months ended April 30, 2023, primarily due to supporting our system integration partners in leading customer implementations and continued investment in our customers.
Operating Expenses
Research and Development

	Three Months Ended April 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Research and development	$23,566	$25,668	$(2,102)	(8)%
Percentage of total revenue	21%	25%
Research and development expense decreased by $2.1 million, or 8%, for the three months ended April 30, 2024 compared to the three months ended April 30, 2023, primarily due to higher capitalization of internal-use software costs of $1.7 million as we continued our focus on innovation, and a decrease of $0.6 million in outside professional services costs as we decreased our utilization of outside services.
Research and development expense decreased to 21% of total revenue for the three months ended April 30, 2024 from 25% for the three months ended April 30, 2023 due to subscription revenue growth and lower expenses.

Sales and Marketing

	Three Months Ended April 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$35,845	$41,444	$(5,599)	(14)%
Percentage of total revenue	33%	40%
Sales and marketing expense decreased by $5.6 million, or 14%, for the three months ended April 30, 2024 compared to the three months ended April 30, 2023. This decrease was largely driven by the lower employee compensation costs following the workforce reduction in January 2024, as we reduced primarily non-quota carrying roles.
Sales and marketing expense decreased to 33% of total revenue during the three months ended April 30, 2024 from 40% during the three months ended April 30, 2023, as a result of subscription revenue growth and decreased employee compensation costs.
General and Administrative

	Three Months Ended April 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
General and administrative	$19,269	$18,816	$453	2%
Percentage of total revenue	18%	18%
General and administrative expense increased by $0.5 million, or 2%, for the three months ended April 30, 2024 compared to the three months ended April 30, 2023. This increase was primarily due to higher consulting and legal costs of $2.6 million, partially offset by a $2.0 million decrease in employee compensation costs following the January 2024 workforce reduction.
General and administrative expense remained at 18% of total revenue during the three months ended April 30, 2024 compared to the three months ended April 30, 2023.
Other income and expenses

	Three Months Ended April 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Change in fair value of debt conversion and warrant liabilities	$(7,928)	$30	$(7,958)	(26527)%
Interest expense	$(6,771)	$(4,387)	$(2,384)	54%
Interest and other income (expense), net	$5,315	$5,710	$(395)	(7)%
During the three months ended April 30, 2024 we recognized a $7.9 million loss on the revaluation of our warrant and debt conversion liabilities, compared to a $30.0 thousand gain on revaluation of the warrant liability in the three months ended April 30, 2023. Interest expense on our debt increased $2.4 million as a result of the issuance of the Additional Notes in September 2023. Interest and other income (expense), net decreased $0.4 million due to losses resulting from the revaluation of cash, accounts receivable, and accounts payable recorded in a foreign currency, partially offset by increased interest income from higher interest rates on our investments and cash equivalents and higher invested cash balances.

Income Tax Provision

	Three Months Ended April 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Income tax provision	$352	$469	$(117)	(25)%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the three months ended April 30, 2024 and 2023, we recorded a tax provision of $0.4 million and $0.5 million, respectively, on a loss before income taxes of $13.4 million and $18.8 million, respectively. The effective tax rate for the three months ended April 30, 2024 and 2023 was (2.6)% and (2.5)%, respectively. The change in the effective tax rate was due primarily to a decrease in foreign tax expense. The effective tax rate differs from the statutory rate primarily as a result of providing no benefit on pretax losses incurred in the United States. For the three months ended April 30, 2024 and 2023, we maintained a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.
Liquidity and Capital Resources
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations.
As of April 30, 2024, we had cash and cash equivalents and short-term investments of $547.2 million that were primarily invested in deposit accounts, money market funds, corporate debt securities, and U.S. government securities. Our investments are highly rated and currently mature in one year or less. In addition to cash and investments, we finance our operations through cash flows generated from sales to our customers, which are generally billed in advance on an annual, semi-annual, or quarterly basis.
In the short-term, we have our cash and investments, cash generated from our business, and our $30.0 million credit line available to fund our ongoing business operations, as well as to finance any future acquisitions. In the long-term, we expect cash generated from our operations to increase, improving our ability to fund our operations and repay our debt obligations. The 2029 Notes issued to Silver Lake includes a conversion feature that, if triggered, will convert the notes to shares of our Class A common stock, after which we would no longer be required to repay the debt balance. The 2029 Notes are scheduled to mature in March 2029, but may be called by the noteholder as early as March 2027. If the 2029 Notes have not been converted by the maturity date or if they are otherwise called by the noteholder prior to maturity, we would be required to repay the debt balance in cash. Additionally, in connection with the 2029 Notes, we issued Warrants for 7.5 million shares of our Class A common stock that are exercisable between $20.00 - $24.00 per share which, if exercised, would contribute additional liquidity to our business. Refer to Note 9. Debt and Note 10. Warrants to Purchase Shares of Common Stock.
We believe our existing cash and cash equivalents, marketable securities, and cash flow from operations will be sufficient for at least the next 12 months to meet our requirements and plans for cash, including meeting our working capital requirements and capital expenditure requirements, servicing our debt and funding future acquisitions. In addition, we expect to have access to sufficient capital to repay the 2029 Notes if they are required to be settled in cash. For additional information about our debt, credit line and warrants see Note 9. Debt and Note 10. Warrants to Purchase Shares of Common Stock of the Notes to Condensed Consolidated Financial Statements.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended April 30,
	2024	2023
Net cash provided by operating activities	$32,870	$14,593
Net cash (used in) provided by investing activities	(24,568)	20,302
Net cash provided by financing activities	1,592	537
Effect of exchange rates on cash and cash equivalents	(247)	(283)
Net increase in cash and cash equivalents	$9,647	$35,149
Operating Activities
Net cash provided by operating activities of $32.9 million for the three months ended April 30, 2024 was comprised primarily of customer collections for our subscription and professional services, cash payments for our personnel, sales and marketing efforts, infrastructure related costs, payments to vendors for products and services related to our ongoing business operations, interest income received on our short-term investments and cash equivalents, and interest paid on the 2029 Notes.
Net cash provided by operating activities for the three months ended April 30, 2024 increased $18.3 million compared to the same period last year, primarily due to higher customer billings in the fourth quarter of last year that were collected in the first quarter of fiscal 2025.
Investing Activities
Net cash used in investing activities for the three months ended April 30, 2024 was $24.6 million. We used $2.7 million to develop internal-use software and purchase property and equipment as we continued to invest in and grow our business, and we purchased $21.9 million of short-term investments, net of maturities.
Net cash used in investing activities for the three months ended April 30, 2024 increased $44.9 million compared to the three months ended April 30, 2023, primarily due to $48.4 million more cash used for short-term investments in the three months ended April 30, 2024 as we invested cash from the second debt issuance and the timing of purchases and maturities of our investments. Payments for property and equipment, net of insurance recoveries, were $1.0 million higher compared to the same period last year, primarily due to increased development of our internal-use software in the three months ended April 30, 2024. We did not make any acquisition-related payments in the three months ended April 30, 2024, compared to $4.5 million paid in contingent consideration in connection with our acquisition of Zephr in the three months ended April 30, 2023.
Financing Activities
Net cash provided by financing activities for the three months ended April 30, 2024 of $1.6 million was due to exercise proceeds from employee stock options.
The increase in net cash provided by financing activities of $1.1 million compared to the three months ended April 30, 2023 was due to an increase in employee stock options exercised in the current quarter.

Obligations and Other Commitments
Our material cash requirements from known contractual and other obligations consist of obligations under our operating leases for office space, the 2029 Notes, and a contractual commitment to one of our vendors for cloud computing services. For more information, please refer to Note 13. Leases, Note 9. Debt and Note 14. Commitments and Contingencies, respectively, of the Notes to Condensed Consolidated Financial Statements. As of April 30, 2024, our contractual obligations totaled $500.3 million with $27.9 million committed within the next twelve months.
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us, or from data breaches or intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. As of April 30, 2024, no demands had been made upon us to provide indemnification under such agreements and there were no claims that we are aware of that could have a material effect on our unaudited condensed consolidated balance sheets, unaudited condensed consolidated statements of comprehensive loss, or unaudited condensed consolidated statements of cash flows.
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
Our significant accounting policies are discussed in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements in our Annual Report on Form 10-K. Any significant changes to these policies during the three months ended April 30, 2024 are described in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements to our unaudited condensed consolidated financial statements provided herein.
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

Foreign Currency Exchange Risk
Our sales contracts are denominated predominantly in U.S. Dollars, Euros, British Pounds (GBP), and Japanese Yen. A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the GBP and Chinese Yuan. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our unaudited condensed consolidated statement of comprehensive loss. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our unaudited condensed consolidated financial statements for the three months ended April 30, 2024 and 2023. Given the effects of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Interest Rate Risk
We had cash and cash equivalents and short-term investments of $547.2 million as of April 30, 2024. Our cash and cash equivalents and short-term investments are held for working capital purposes. We do not make investments for trading or speculative purposes. A significant decrease in these market rates may adversely affect our expected operating results. The 2029 Notes have a fixed interest rate and therefore are not impacted by market rates.
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
As of April 30, 2024, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents and short-term investments or interest owed on our outstanding debt. Fluctuations in the value of our cash equivalents and short-term investments caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities prior to maturity. In addition, a hypothetical 10% relative change in interest rates would not have had a material impact on our operating results for the three months ended April 30, 2024.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of April 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.
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

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
For information regarding legal proceedings, see Note 14. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Item 1. Financial Statements of this Form 10-Q, which is incorporated by reference into this Item 1. Legal Proceedings.
Item 1A. Risk Factors
An investment in our common stock involves a high degree of risk, and the following is a summary of key risk factors when considering an investment. You should read the more detailed discussion of risks set forth following this summary, as well as elsewhere in this Quarterly Report on Form 10-Q. Additional risks, beyond those summarized below or discussed elsewhere in this Quarterly Report on Form 10-Q, may apply to our activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate.
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
Our ability to grow revenue will depend, in large part, upon our ability to grow and convert our pipeline by attracting new customers. This may be particularly challenging where an organization has already invested substantial resources into its financial management tools, including custom-built solutions and may be reluctant to adopt our products and services. This often requires us to engage in sophisticated, costly, and lengthy sales efforts with functional experts and senior management at such organizations. For example, during the three months ended April 30, 2024, sales and marketing expenses represented approximately 33% of our total revenue. Although we dedicate significant resources to sales and marketing programs, such programs may take longer than we anticipate to have the desired effect, or may not expand sales at all.
Our revenue growth also depends upon our ability to retain and expand sales and renewals of subscriptions with existing customers. If our existing customers do not expand their use of our solutions, do not renew, or cancel their subscriptions, or request special pricing terms for their subscriptions, our revenue may be adversely affected. Our success is also dependent, in part, on our ability to effectively differentiate and cross-sell our products. If we experience issues with successfully implementing or cross-selling our products, revenue may grow more slowly or may not grow at all.
Our customers generally enter into subscription agreements with terms of one to five years and have no obligation upon expiration to renew their subscriptions for the same usage amounts or duration, or at all. In addition, in the first year of a subscription, customers often purchase an increased level of professional services (such as deployment services) than they do in renewal years. Costs associated with maintaining a professional services department are relatively fixed in the short term while professional services revenue is dependent on the amount of billable work actually performed for customers in a period, the combination of which may result in variability in, and have an adverse impact on, our gross profit.
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
Our sales and marketing efforts are impacted by macroeconomic conditions and other events beyond our control. In light of current macroeconomic conditions and uncertainty, certain customers and prospective customers have reduced or delayed technology or other spending and, as a result, we are experiencing longer sales cycles in some cases. If macroeconomic conditions and uncertainty persist or worsen, our business, operating results, financial condition and prospects could be materially and adversely affected.

If we fail to manage our revenue and profitability plans effectively, our business, operating results, and financial condition could be adversely affected.
In connection with our revenue and profitability plans, we may continue to experience organizational changes which may make our operations more complex and place significant demands on our management and our operational and financial resources. For example, we have reduced our workforce in the past and continue to make operational changes. To manage such changes, we will need to continue to improve our controls and our reporting systems and procedures, including improving timely access to operational information to optimize business decisions. Failure to manage revenue and profitability plans effectively could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new products and services or enhancing existing products and services, loss of customers, or other operational difficulties in executing sales strategies, any of which could adversely affect our business, operating results, and financial condition.
If the market for monetization platform software and related solutions, and consumer adoption of products and services that are provided through such solutions, develops slower than we expect, our growth may slow or stall, and our operating results could be adversely affected.
Our success depends on companies investing in monetization solutions and consumers consuming our products and services. Companies may be unwilling, unable, or slow to invest in monetization solutions because they are costly or if the organizations believe that their consumers would not be receptive to such offerings.
Our growth also depends, to a large extent, on the willingness of large enterprises that have adopted recurring revenue or usage-based business models utilizing cloud-based products and services to manage billings and financial accounting relating to their offerings and for those enterprises to recognize that they will benefit from the range of functionalities that we offer. Many companies have invested substantial resources to develop custom-built applications or integrate traditional enterprise software into their businesses and may be reluctant or unwilling to switch to different applications. Factors that may affect market acceptance and sales of our products and services include:
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
•our ability to deploy upgrades and changes to our solutions without disruption to customers;
•the level of customization or configuration we offer;
•the overall level of corporate spending and budgets of our customers and prospects;
•general macroeconomic conditions; and
•the price, performance, and availability of competing products and services.
The markets for monetization products and services and for monetization software may not develop further or may develop slower than we expect. If companies do not shift to recurring revenue business models and monetization software does not achieve widespread adoption, or if there is a reduction in demand for such software, our business could be materially and adversely affected. In addition, our subscription agreements with our customers generally provide for a minimum monetization platform fee and usage-based fees, which depend on the total dollar amount that is invoiced or managed on our solutions, or the total usage of our solutions. Because a portion of our revenue depends on the volume of transactions that our customers process through our solutions, if our customers do not adopt our solutions throughout their business, if their businesses decline or fail such that they discontinue using our solutions, or if they are unable to successfully shift to recurring revenue business models, including if they fail to successfully deploy our solutions, our revenue could decline and our operation results could be adversely impacted.
The market in which we participate is competitive, and our operating results could be harmed if we do not compete effectively.
The market in which we participate is highly competitive, rapidly evolving, and fragmented, and subject to changing technology, shifting customer needs, and frequent introductions of new products and services. In addition to our current competitors, an increasing transition to disaggregated solutions that focus on addressing specific customer use cases may continue to disrupt the enterprise software space and enable new competitors to emerge.
Certain of our current and potential competitors have longer operating histories, access to alternative fundraising sources, significantly greater financial, technical, marketing, distribution or professional services experience, a greater variety of products, better name recognition, and more well-established relationships than we do. As a result, such competitors may be able to respond more quickly and effectively or devote more resources than we can to address new or changing opportunities, technologies, standards, or customer requirements. In addition, competitors may offer products or services that address one or a limited number of functions at lower prices or with greater depth than our solutions, or integrate or bundle their products and services with their other product offerings. Potential customers may prefer to purchase from their existing suppliers rather than from a new supplier. Competitors may develop and market new technologies with comparable functionality to our solutions. In addition, because our products and services are integral to our customers’ ability to accurately maintain books and records and prepare financial statements, our potential customers may prefer to purchase applications that are critical to their business from one of our larger, more established competitors, or leverage the software that they have already purchased from our competitors. We may experience fewer customer orders, reduced gross margins, longer sales cycles, and loss of market share and may need to introduce alternative or nominal pricing structures to remain competitive. We may not be able to compete successfully against current and future competitors, and our business and operating results will be adversely impacted if we fail to meet these competitive pressures.
Moreover, current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others, including our current or future technology partners, putting them in a better position to meet the needs of our customers or potential customers, limiting our ability to obtain revenue from existing and new customers. If we are unable to compete successfully against current and future competitors, our business, operating results, and financial condition could be adversely impacted.
Our business depends largely on our ability to attract and retain talented employees, including senior management, and maintain our corporate culture. If we lose the services of Tien Tzuo, our founder, Chairman, and CEO, or other critical talent across our executive team and in other key roles, or fail to maintain our corporate culture, we may not be able to execute on our business strategy.
We have historically faced intense competition for qualified individuals and our future success depends on our continuing ability to attract, train, engage, assimilate, and retain highly skilled personnel. Although we have experienced decreased voluntary turnover since fiscal 2022, we may experience heightened attrition, including of those with significant institutional knowledge and expertise, adversely impacting productivity and our corporate culture. We may not be able to retain our current key employees, or attract, train, assimilate, or retain other highly skilled personnel in the future. In addition, attracting and retaining highly skilled personnel is costly, and we may lose new employees before we realize the benefit of our investment in recruiting and training them. If we are unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational, and managerial requirements on a timely basis or at all, our business may be adversely affected. Further, given that our employees continue to be distributed globally and most of our employees continue to work remotely in some capacity, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture.
Changes to our business strategies, including changes to our organizational structure or workforce adjustments such as workforce reductions, could have an adverse effect on our business, including creating negative employee morale, harming our reputation and making it difficult to attract new talent, contributing to attrition of employees targeted for retention, and hindering our ability to meet operational targets due to loss of employees. To the extent our workplace is not viewed as competitive, or changes in our workforce or other initiatives are not viewed favorably, our ability to attract, retain, and motivate employees can be weakened, which could harm our operating results.

In order to attract and retain personnel in a competitive marketplace, we believe that we must provide a competitive compensation package, including cash and equity-based compensation. Many of our senior personnel and other key employees hold a substantial amount of equity awards and shares and volatility or lack of appreciation in our stock price may affect our ability to attract and retain our senior personnel and key employees. If our stock price is depressed for an extended period of time or if the exercise price of outstanding stock options are significantly above the market price of our Class A common stock (or, conversely, if outstanding equity or vested equity awards have significantly appreciated in value), employees may leave us. We therefore may modify our compensation policies by, for example, increasing cash compensation to certain employees or modifying existing share options, which may increase our operating expenses and dilute our shareholders. Alternatively, we may elect to reduce equity compensation to mitigate the effects of dilution, which could adversely impact employee retention. We cannot be certain that these and any other changes in our compensation policies will or would improve our ability to attract, retain and motivate employees.
Our future success also depends in large part on the continued services of senior management, including Tien Tzuo, our founder, Chairman and CEO, who is critical to the development of our technology, platform, future vision, and strategic direction. We also rely on other leaders and key personnel across our company. Our senior management and other key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time and for any reason. If we lose the services of senior management or other key personnel and fail to execute effective succession planning for such key personnel, or if we are unable to attract, train, assimilate, and retain the highly skilled personnel we need, our business, operating results, and financial condition could be adversely affected.
If we are unable to grow our sales channels and our relationships with strategic partners, such as system integrators, management consulting firms, and strategic technology partners, sales of our products and services may suffer and our growth could be slower than we project.
In addition to our direct sales force, we use strategic partners, such as system integrators, management consulting firms, and strategic technology partners, to market, sell, and implement our solutions. While we expect to continue to utilize our own professional services, especially for smaller fast-growing companies, we also expect to utilize strategic partners, and as a result we expect our professional services revenue as an overall percentage of Zuora's total revenue to continue to decline over time. Our relationships with these strategic partners are still evolving, and we cannot assure you that these partners will be successful in marketing, selling or implementing our solutions. Identifying strategic partners, negotiating and supporting relationships with them, including training them in how to sell or deploy our solutions, and maintaining these relationships requires significant commitment of time and resources that may not yield a significant return on our investment in these relationships. If we are unable to establish and maintain our relationships with these partners, or otherwise develop and expand our indirect distribution channel, our business, operating results, financial condition, or cash flows could be adversely affected.
Our strategic partners do not have an exclusive relationship with us, and as a result, they may not continue to cooperate with us, choose not to prioritize our products and services, or even market competitive products and services to our customers. We are also unable to control the quantity or quality of resources that our strategic partners commit to deploying our products and services, or the quality or timeliness of such deployment. As a result, our customers may be less satisfied, or less supportive with references, or may require the investment of our resources at discounted rates. These, and other failures by our partners to successfully deploy our products and services, may have an adverse effect on our business and our operating results.
Current and future economic uncertainty and other unfavorable conditions in our industry or the global economy have limited and may continue to limit our ability to grow our business and adversely affect our operating results.
Our operating results may vary based on the impact of changes in the U.S. and global economy, including fluctuations in inflation and interest rates, geopolitical tensions, debt and equity market fluctuations, diminished liquidity and credit availability, bank failures, debt ceiling negotiations, potential government shutdowns, recessionary conditions and general economic downturns, which can arise suddenly. The impact, duration and severity of such uncertainty can be difficult to predict. As a result of ongoing uncertain macroeconomic conditions, and related corporate cost cutting and tighter budgets, we have experienced and may continue to experience longer sales cycles and collection periods. Prolonged macroeconomic uncertainty could continue to adversely affect the ability or willingness of our current and prospective customers to purchase or expand their purchase of our products, further delay customer purchasing decisions, reduce the value of customer contracts, affect attrition rates, or further lengthen collection periods, which could materially and adversely affect our business, operating results, financial conditions and prospects. Moreover, any future banking system disruptions may impact our or our customers’ liquidity and, as a result, adversely impact our business and operating results.
We have a history of net losses and may not achieve or sustain profitability.
We have incurred net losses in each fiscal year since inception, including net losses of $68.2 million, $198.0 million, and $99.4 million in fiscal 2024, 2023, and 2022, respectively, and may continue to incur net losses in the future. We expect to make additional expenditures to develop and expand our business, including increasing our customer base, expanding relationships with existing customers, entering new vertical markets, expanding our global footprint, expanding and leveraging our relationships with strategic partners (including system integrators), optimizing pricing and packaging, expanding our operations and infrastructure, and potentially acquiring other businesses. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these increased expenses. In addition, we may delay or reevaluate some or all of the foregoing initiatives in the event that factors, including those beyond our control, adversely impact our business or operating results and may adversely affect our ability to expand our operations and maintain or increase our sales. While our revenue has grown in recent years, such results are not indicative of future growth and if our revenue declines or fails to grow, we may not be able to achieve or maintain profitability in future periods.
Our revenue growth and ability to achieve and sustain profitability will depend, in part, on being able to increase the productivity of our sales force.
To date, most of our revenue has been attributable to our direct sales force.
Our solutions are often sold to large enterprises and may involve long sales cycles and complex customer requirements. Our ability to achieve significant revenue growth will depend, in large part, on our success recruiting, hiring, training, motivating, and retaining sufficient numbers of effective sales personnel to support our growth, and such efforts may be difficult and expensive. If we are not able to attract and maintain sufficient numbers of effective sales personnel, our sales personnel do not reach sufficient levels of productivity on the timelines we have projected or at all, or our sales personnel are not successful in bringing potential customers into the pipeline, converting them into new customers, or increasing sales to our existing customer base, our revenue will not increase at anticipated levels and our ability to achieve long-term projections may be adversely impacted.
We may also be unable to hire or retain sufficient numbers of qualified individuals in the markets where we operate or plan to operate. Furthermore, hiring sales personnel in new countries requires additional upfront costs that we may not recover if the sales personnel fail to achieve full productivity. In addition, as we continue to grow, a larger percentage of our sales force will be new to our company and our solutions, which may adversely affect our sales if we cannot train our sales force quickly or effectively. Attrition rates may increase, and we may also face integration challenges inherent in efficiently managing an increased number of employees over large geographic distances. If we are unable to hire and train sufficient numbers of effective sales personnel, if attrition increases, or if the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business will be adversely affected.
In response to market opportunities, competitive threats, management changes, product and service introductions or enhancements, acquisitions, sales performance, increases in sales headcount, cost levels, and other internal and external considerations, we periodically adjust our sales organization. Any future changes in our sales organization may result in a temporary reduction of productivity, which could adversely affect our rate of growth. In addition, any significant change to the way we structure our compensation of our sales organization may be disruptive and may affect our revenue growth.
Our success depends in large part on a limited number of products. If these products, enhancements to these products, or future products we develop, fail to gain or lose market acceptance, our business will suffer.
We derive and expect to continue to derive substantially all of our revenue and cash flows from sales of subscriptions and associated deployment of our Zuora Billing, Zuora Revenue, Zuora Payments, Zephr, Zuora Platform, and other software products. The continued growth in market demand for these products is critical to our success and may be impacted by a number of factors outside of our control. We cannot assure you that our solutions, future enhancements to our solutions, or new products we develop or add to our portfolio as a result of future acquisitions, will address future advances in technology or the requirements of enterprise customers, including changing requirements from existing customers. If we are unable to meet customer demands in creating flexible solutions designed to address all these needs or otherwise achieve more widespread market acceptance of our solutions, our business, operating results, financial condition, and growth prospects would be adversely affected.
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
Our ability to meet our payment obligations under our debt instruments depends on our ability to generate significant cash flows in the future. This, to some extent, is subject to market, economic, financial, competitive, legislative, and regulatory factors as well as other factors that are beyond our control. There can be no assurance that our business will generate cash flow from operations, or that additional capital will be available to us, either on favorable terms or in amounts sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. For example, we may utilize proceeds from the 2029 Notes for acquisitions or other investments or for other corporate purposes, such as purchases of our outstanding common stock. Any such actions may not increase our enterprise value. If we are unable to generate sufficient cash flow to service our debt obligations, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional capital on terms that may be onerous or highly dilutive. Our ability to refinance the 2029 Notes, our revolving credit facility or future indebtedness will depend on market conditions and our financial condition at such time. We may not be able to engage in any of these activities on desirable terms, or at all, which could result in a default on our debt obligations. Any such default could have a material adverse effect on our business and financial condition. See Note 9. Debt and Note 10. Warrants to Purchase Shares of Common Stock of the Notes to Condensed Consolidated Financial Statements for more information about the 2029 Notes, Warrants and the revolving credit facility.
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
•our ability to introduce new products and services, balance investment in our suite of products in ways that maximize revenues, and enhance existing products and services;
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
•macroeconomic conditions, including the effects of foreign exchange fluctuations and rising interest rates and inflation, including wage inflation;
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
The growth forecasts and expectations regarding trends for our key operational and financial metrics that we have provided publicly may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth or certain of the expected trends our key operational and financial metrics are accurate, our business could fail to grow at similar rates, if at all.
Growth forecasts and our expectations regarding trends for our key operational and financials metrics are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The forecasts we have provided publicly relating to the expected growth of the markets in which we compete may prove to be inaccurate due to unforeseen or unanticipated events. Even if these markets experience the growth we forecast, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in executing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth we have provided publicly should not be taken as indicative of our future growth.
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
Our business strategy includes acquiring other complementary products, technologies, or businesses, such as our acquisition of Zephr Inc Limited (Zephr) in September 2022 and our acquisition of Togai in May 2024. We regularly evaluate and consider potential strategic transactions. An acquisition, investment, or business relationship may result in unforeseen operating difficulties and expenditures that may impact our operating results. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of the acquired companies, particularly if the key personnel of the acquired companies choose not to work for us, if an acquired company’s software is not easily adapted to work with ours, or if we have difficulty retaining the customers of any acquired business due to changes in management or otherwise.
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
•incur operating losses, including due to integration-related charges;
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
Furthermore, our sales and implementation cycles could be interrupted or affected by other factors outside of our control. For example, due to global economic uncertainty, rising inflation and interest rates, and foreign exchange fluctuations, many large enterprises have generally reduced or delayed technology or other spending, which may materially and adversely impact our operating results, financial condition and prospects.
Our long-term success depends, in part, on our ability to expand the sales of our solutions to customers located outside of the United States. Our current international operations, and any further expansion of those operations, expose us to risks that could have a material adverse effect on our business, operating results, and financial condition.
We conduct our business activities in various foreign countries and have operations in North America, Europe, Asia, and Australia. During the three months ended April 30, 2024, we derived approximately 37% of our total revenue from customers located outside the United States. Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple cultures, customs, legal systems, regulatory systems, and commercial infrastructures. International expansion requires us to invest significant funds and other resources. Our operations in international markets may not develop at a rate that supports our level of investment. Our international operations, including any future expansion, may subject us to risks, including with:
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
We believe that developing, maintaining, and enhancing awareness and integrity of our brand and reputation in a cost-effective manner are important to achieving widespread acceptance of our solutions and are important elements in attracting new customers and maintaining existing customers. We believe that the importance of our brand and reputation will increase as competition in our market further intensifies. Successful promotion of our brand will depend on the effectiveness of our marketing efforts, our ability to provide reliable and useful solutions at competitive prices, the perceived value of our solutions, and our ability to provide quality customer support. In addition, the promotion of our brand requires us to make substantial expenditures, and we anticipate that our expenditures will increase as our market becomes more competitive, as we expand into new markets, and as more sales are generated through our strategic partners. Brand promotion activities may not yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in building and maintaining our brand and reputation. We also rely on our customer base and community of end-users in a variety of ways, including to give us feedback on our solutions and to provide user-based support to our other customers. If we fail to promote and maintain our brand successfully or to maintain loyalty among our customers, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract new customers and partners or retain our existing customers and partners and our business and financial condition may be adversely affected. Any negative publicity relating to our customers, employees, partners, or others associated with these parties, may also tarnish our own reputation simply by association and may reduce the value of our brand. Damage to our brand and reputation may result in reduced demand for our solutions and increased risk of losing market share to our competitors. Any efforts to restore the value of our brand and rebuild our reputation may be costly and may not be successful.
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
•other events or factors, including those resulting from geopolitical developments such as war, incidents of terrorism, or responses to these events;
•the impact of catastrophic events such as natural disasters or pandemics on the global macroeconomy, our operating results and enterprise technology spending;
•sales of shares of our Class A common stock by us or our stockholders;
•inflation;
•fluctuations in interest rates; and
•disruptions to the U.S. or international banking system.
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies, and technology companies in particular, have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. Some companies that have experienced volatility in the market price of their securities have been subject to shareholder litigation. We have been subject to shareholder litigation in the past, and future shareholder litigation could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.
The market price of our Class A common stock could decline as a result of a substantial number of shares of our Class A common stock being issued or sold, which may make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.
As of April 30, 2024, a total of 139.7 million shares of Class A common stock and 8.4 million shares of Class B common stock were outstanding. The issuance and sale of a substantial number of shares of our Class A common stock, including as a result of the exercise or conversion into Class A common stock of outstanding convertible notes, warrants, equity awards, shares of Class B common stock or other securities, could result in significant dilution to our existing stockholders and cause the market price of our Class A common stock to decline. The perception that such issuances could occur could also adversely affect the market price of our Class A common stock. From time to time, we may also issue shares of common stock or securities convertible into shares of common stock in connection with a financing, an acquisition, investments, or otherwise. For example, as described in Note 9. Debt of the Notes to Condensed Consolidated Financial Statements, we issued to Silver Lake 2029 Notes in the aggregate principal amount of $400.0 million, as well as Warrants initially exercisable for up to 7.5 million shares of Class A common stock. In addition, under certain circumstances, the number of shares issuable upon conversion of the 2029 Notes or exercise of the Warrants may be subject to increase, as described in Note 9. Debt and Note 10. Warrants to Purchase Shares of Common Stock of the Notes to Condensed Consolidated Financial Statements. The conversion of these convertible notes or exercise of these Warrants could result in a substantial number of shares of our Class A common stock being issued.
In addition, we grant equity awards to employees, directors, and consultants under our 2018 Equity Incentive Plan on an ongoing basis and our employees have the right to purchase shares of our Class A common stock semi-annually under our 2018 Employee Stock Purchase Plan. As of April 30, 2024, there were a total of 23.1 million shares of Class A common stock subject to outstanding options and restricted stock units (RSUs), including performance stock units (PSUs). Subject to vesting and other applicable requirements, the shares issued upon the exercise of such options or settlement of such RSUs will be available for resale in the open market. Moreover, the market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market over a short period of time, such as sales by our directors, executive officers, or significant stockholders, sales by Zuora for employee tax withholding purposes upon vesting of RSUs or PSUs, and sales by employees during limited open trading windows.
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
Our common stock consists of two classes, including our Class B common stock, which has ten votes per share, and our Class A common stock, which has one vote per share. As of April 30, 2024, our Class B common stock held approximately 37% of the total voting power of our common stock, with our CEO and his affiliates holding substantially all of our Class B common stock. As a result, the holders of our Class B common stock, including our CEO, could substantially influence all matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the outstanding shares of Class B common stock, (ii) April 16, 2028, and (iii) the date the shares of Class B common stock cease to represent at least 5% of all outstanding shares of our common stock (such date referred to as the "Class B expiration"). Until the Class B expiration, the concentrated influence held by our Class B common stock limits or precludes your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Natural disasters, pandemics and epidemics, or other catastrophic events such as fire, power shortages, and other events beyond our control may cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse and material effect on our business, operating results, and financial condition. For example, as a result of the COVID-19 pandemic and its impacts on the global economy and financial markets, we experienced certain disruptions to our business operations, including delays and lengthening of our customary sales cycles, certain customers not purchasing or renewing our products or services, and requests for pricing and payment concessions by certain customers. As a result of the pandemic, we have also reduced our office footprint given that many of our employees continue to work remotely, and we incurred certain impairment charges related to office leases in the fourth quarter of fiscal 2024, 2023, and 2022 as described in Note 12. Leases of the Notes to Condensed Consolidated Financial Statements. In the event of development of new strains or variants of COVID-19 or other public health emergencies, climate change, pandemics, or epidemics, we could experience similar or more significant impacts to our operations, which may adversely impact our business, financial condition and operating results. More generally, the extent to which a public health crisis or other catastrophic event could adversely affect economies and financial markets and lead to an economic downturn is highly uncertain and could harm our business, financial condition, operating results and liquidity.
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
Corporate responsibility, including ESG factors, is increasingly becoming a focus from certain investors, legislators, regulators, employees, and other stakeholders. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our corporate responsibility policies are inadequate. Standards and laws by which ESG efforts are tracked and measured continue to evolve. For example, in March 2024, the SEC adopted final rules aimed at enhancing and standardizing climate-related disclosures, which includes quantitative and qualitative climate-related disclosures, which were subsequently stayed by the SEC. Our efforts to abide by these developing standards and laws, if and when they go into effect, may require significant expenditures. In May 2022, we announced our commitment to remain carbon neutral going forward, including by purchasing carbon offsets in future years, which may become increasingly more expensive. In addition, the corporate responsibility criteria could change, which could result in greater expectations of us and cause us to undertake more costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements

Our Section 16 directors and officers (as defined in Rule 16a-1(f) of the Exchange Act) are generally only able to trade in Zuora stock under a “Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, subject to compliance with applicable regulations as well as Zuora's trading policies and share ownership requirements. The 10b5-1 trading arrangements are entered into in writing during an open trading window, have a term of at least one year, and are subject to a mandatory cooling off period requirement (i.e., commencement of trading under the arrangement must begin the later of 90 days following adoption of the arrangement or two days following our periodic report on Form 10-Q or Form 10-K for the fiscal quarter in which the trading arrangement was adopted).

On March 15, 2024, Peter Hirsch, our Chief Product and Technology Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act for an aggregate number of shares of common stock from the vesting and settlement of up to the net shares (not yet determinable due to award conditions and tax considerations) upon the vesting of 275,000 RSUs and 300,000 PSUs. This 10b5-1 trading arrangement is scheduled to expire on June 13, 2025.

During the three months ended April 30, 2024, no other Section 16 officers and directors adopted or terminated a Rule 10b5-1 trading arrangement or a "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Exhibit Number		Incorporated By Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1*	Form of Zuora, Inc. 2018 Equity Incentive Plan Global Notice of Performance Stock Unit Award					X
10.2	Cooperation Agreement, dated as of April 30, 2024, by and among Zuora, Inc. and Scalar Gauge Fund, LP, Scalar Gauge GP, LP, SG SPV IV, LP, SG SPV IV GP, LLC, Scalar Gauge Management, LLC and Sumit Gautam	8-K	001-38451	10.1	5/1/2024
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act					X
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).					X
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

ZUORA, INC.

Date: May 31, 2024	By:	/s/ Todd McElhatton
Todd McElhatton
Chief Financial Officer (Principal Financial Officer)

Date: May 31, 2024	By:	/s/ Matthew Dobson
Matthew Dobson
Chief Accounting Officer (Principal Accounting Officer)