Form 10-Q
period 2024-07-31
ZUORA INC
filed 2024-08-29
CIK 1423774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2024
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

As of July 31, 2024, the number of shares of the Registrant’s Class A common stock outstanding was 143.0 million and the number of shares of the Registrant’s Class B common stock outstanding was 8.5 million.

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
•currency exchange rate fluctuations;
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
•our ability to use our net operating loss (NOL) carryforwards to offset future taxable income or our research and development tax credits to offset our future taxes;
•disruptions to the U.S. and international banking systems;
•our ability to comply with all governmental laws, regulations and other legal obligations, including those related to evolving regulation of artificial intelligence (AI) and machine learning; and
•other statements regarding our future operations, financial condition, prospects and business strategies.
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

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements
ZUORA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	July 31, 2024	January 31, 2024
Assets
Current assets:
Cash and cash equivalents	$237,041	$256,065
Short-term investments	306,430	258,120
Accounts receivable, net of allowance for credit losses of $1,797 and $2,142 as of July 31, 2024 and January 31, 2024, respectively	93,315	124,602
Deferred commissions, current portion	15,953	15,870
Prepaid expenses and other current assets	25,862	23,261
Total current assets	678,601	677,918
Property and equipment, net	26,882	25,961
Operating lease right-of-use assets	21,783	22,462
Purchased intangibles, net	21,590	10,082
Deferred commissions, net of current portion	25,421	27,250
Goodwill	69,739	56,657
Other assets	5,172	3,506
Total assets	$849,188	$823,836
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$773	$3,161
Accrued expenses and other current liabilities	21,621	32,157
Accrued employee liabilities	30,427	37,722
Deferred revenue, current portion	185,183	199,615
Operating lease liabilities, current portion	6,710	6,760
Total current liabilities	244,714	279,415
Long-term debt	365,300	359,525
Deferred revenue, net of current portion	1,454	2,802
Operating lease liabilities, net of current portion	34,508	37,100
Deferred tax liabilities	3,726	3,725
Other long-term liabilities	7,439	7,582
Total liabilities	657,141	690,149
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A common stock	14	14
Class B common stock	1	1
Additional paid-in capital	1,043,691	964,141
Accumulated other comprehensive loss	(1,120)	(859)
Accumulated deficit	(850,539)	(829,610)
Total stockholders’ equity	192,047	133,687
Total liabilities and stockholders’ equity	$849,188	$823,836
See notes to unaudited condensed consolidated financial statements.

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Revenue:
Subscription	$104,051	$95,473	$203,010	$185,184
Professional services	11,345	12,575	22,155	25,959
Total revenue	115,396	108,048	225,165	211,143
Cost of revenue:
Subscription	22,564	21,338	43,253	41,926
Professional services	14,728	16,443	29,100	33,201
Total cost of revenue	37,292	37,781	72,353	75,127
Gross profit	78,104	70,267	152,812	136,016
Operating expenses:
Research and development	26,454	26,256	50,020	51,924
Sales and marketing	36,137	42,799	71,982	84,243
General and administrative	25,202	19,451	44,471	38,267
Total operating expenses	87,793	88,506	166,473	174,434
Loss from operations	(9,689)	(18,239)	(13,661)	(38,418)
Change in fair value of debt conversion and warrant liabilities	(1,013)	(4,786)	(8,941)	(4,756)
Interest expense	(6,965)	(4,607)	(13,736)	(8,994)
Interest and other income (expense), net	8,168	5,657	13,483	11,367
Loss before income taxes	(9,499)	(21,975)	(22,855)	(40,801)
Income tax (benefit) provision	(2,278)	587	(1,926)	1,056
Net loss	(7,221)	(22,562)	(20,929)	(41,857)
Comprehensive loss:
Foreign currency translation adjustment	171	(404)	(76)	(687)
Unrealized gain (loss) on available-for-sale securities	302	172	(185)	512
Comprehensive loss	$(6,748)	$(22,794)	$(21,190)	$(42,032)
Net loss per share, basic and diluted	$(0.05)	$(0.16)	$(0.14)	$(0.30)
Weighted-average shares outstanding used in calculating net loss per share, basic and diluted	149,377	138,605	148,038	137,417
See notes to unaudited condensed consolidated financial statements.

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Six Months Ended July 31, 2024
						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, January 31, 2024	137,792	$14	8,240	$1	$964,141	$(859)	$(829,610)	$133,687
Conversion of Class B common stock to Class A common stock	760	—	(760)	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	991	—	3,120	—	—	3,120
RSU releases	3,614	—	—	—	—	—	—	—
Issuance of common stock under the ESPP	840	—	—	—	4,481	—	—	4,481
Stock-based compensation	—	—	—	—	44,169	—	—	44,169
Reclassification of debt conversion and warrant liabilities to equity	—	—	—	—	27,780	—	—	27,780
Other comprehensive loss	—	—	—	—	—	(261)	—	(261)
Net loss	—	—	—	—	—	—	(20,929)	(20,929)
Balance, July 31, 2024	143,006	$14	8,471	$1	$1,043,691	$(1,120)	$(850,539)	$192,047

	Three Months Ended July 31, 2024
						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, April 30, 2024	139,747	$14	8,355	$1	$984,194	$(1,593)	$(843,318)	$139,298
Conversion of Class B common stock to Class A common stock	367	—	(367)	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	483	—	1,528	—	—	1,528
RSU and PSU releases	2,052	—	—	—	—	—	—	—
Issuance of common stock under the ESPP	840	—	—	—	4,481	—	—	4,481
Stock-based compensation	—	—	—	—	25,708	—	—	25,708
Reclassification of debt conversion and warrant liabilities to equity	—	—	—	—	27,780	—	—	27,780
Other comprehensive income	—	—	—	—	—	473	—	473
Net loss	—	—	—	—	—	—	(7,221)	(7,221)
Balance, July 31, 2024	143,006	$14	8,471	$1	$1,043,691	$(1,120)	$(850,539)	$192,047

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

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(20,929)	$(41,857)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	9,177	8,892
Stock-based compensation	44,169	51,872
Provision for credit losses	1,670	279
Amortization of deferred commissions	9,209	9,746
Reduction in carrying amount of right-of-use assets	2,278	3,116
Change in fair value of debt conversion and warrant liabilities	8,941	4,756
Other	(2,414)	186
Changes in operating assets and liabilities:
Accounts receivable	29,621	9,726
Prepaid expenses and other assets	(3,818)	(4,317)
Deferred commissions	(7,599)	(7,647)
Accounts payable	(2,407)	(63)
Accrued expenses and other liabilities	4,808	(5,102)
Accrued employee liabilities	(7,295)	(128)
Deferred revenue	(15,780)	(1,848)
Operating lease liabilities	(5,329)	(7,630)
Net cash provided by operating activities	44,302	19,981
Cash flows from investing activities:
Purchases of property and equipment	(5,922)	(3,838)
Purchases of short-term investments	(181,467)	(61,745)
Maturities of short-term investments	136,301	165,128
Cash paid for acquisition, net of cash acquired	(19,763)	(4,524)
Net cash (used in) provided by investing activities	(70,851)	95,021
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	3,120	962
Proceeds from issuance of common stock under employee stock purchase plan	4,481	4,765
Net cash provided by financing activities	7,601	5,727
Effect of exchange rates on cash and cash equivalents	(76)	(687)
Net (decrease) increase in cash and cash equivalents	(19,024)	120,042
Cash and cash equivalents, beginning of period	256,065	203,239
Cash and cash equivalents, end of period	$237,041	$323,281
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases accrued or in accounts payable	$22	$6
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
On September 2, 2022, Zuora acquired Zephr, a leading subscription experience platform used by global digital publishing and media companies. Additional information regarding the Zephr acquisition is contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, filed with the Securities and Exchange Commission (SEC) on March 26, 2024 (Annual Report on Form 10-K). On May 9, 2024, Zuora acquired Togai Inc., a privately held metering and rating solution company. We have included the financial results of Togai in our condensed consolidated financial statements from the date of acquisition. Refer to Note 19. Acquisition for further information.
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
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024. Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.
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
Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Our significant accounting policies are discussed in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements in our Annual Report on Form 10-K. There have been no significant changes to these policies during the six months ended July 31, 2024.
Note 3. Investments
The amortized costs, unrealized gains and losses and estimated fair values of our short-term investments were as follows (in thousands):

	July 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$99,869	$15	$(66)	$99,818
Agency bonds	27,340	—	(10)	27,330
Corporate bonds	179,250	90	(58)	179,282
Total short-term investments	$306,459	$105	$(134)	$306,430

	January 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$98,206	$50	$(7)	$98,249
Agency bonds	26,168	38	—	26,206
Corporate bonds	103,599	83	(3)	103,679
Commercial paper	29,991	—	(5)	29,986
Total short-term investments	$257,964	$171	$(15)	$258,120
There were no material realized gains or losses from sales of marketable securities that were reclassified out of accumulated other comprehensive loss into investment income during the three and six months ended July 31, 2024 and 2023. We had no significant unrealized losses on our available-for-sale securities as of July 31, 2024 and January 31, 2024, and we do not expect material credit losses on our current investments in future periods. All securities had stated effective maturities of less than two years as of July 31, 2024.

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
The following tables summarize our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	July 31, 2024[1]
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$192,238	$—	$—	$192,238
Total cash equivalents	$192,238	$—	$—	$192,238
Short-term investments:
U.S. government securities	$—	$99,818	$—	$99,818
Agency bonds	—	27,330	—	27,330
Corporate bonds	—	179,282	—	179,282
Total short-term investments	$—	$306,430	$—	$306,430

	January 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$207,632	$—	$—	$207,632
Corporate bonds	3,497	—	—	3,497
Total cash equivalents	$211,129	$—	$—	$211,129
Short-term investments:
U.S. government securities	$—	$98,249	$—	$98,249
Agency bonds	—	26,206	—	26,206
Corporate bonds	—	103,679	—	103,679
Commercial paper	—	29,986	—	29,986
Total short-term investments	$—	$258,120	$—	$258,120
Liabilities:
Warrant liability	$—	$—	$11,992	$11,992
Debt conversion liability	—	—	6,848	6,848
Total liabilities	$—	$—	$18,840	$18,840

_____________________________
(1) As of June 27, 2024, we no longer account for the Silver Lake (as defined below) debt conversion or warrants as liabilities since we received stockholder approval on that date to issue the maximum number of shares of Class A common stock upon conversion of the notes and exercise of the warrants. As a result, we are no longer required to pay cash in lieu of issuing shares of Class A common stock in excess of the limitations under the New York Stock Exchange rules that applied prior to obtaining this stockholder approval. For more information, see Note 9. Debt.
Changes in our Level 3 fair value measurements were as follows (in thousands):

Warrant Liability
Balance, January 31, 2024	$11,992
Change in fair value through June 27, 2024	9,369
Reclassification of warrant liability to equity	(21,361)
Balance, July 31, 2024	$—
Additional information about the Warrant liability, including the fair value inputs, is included in Note 10. Warrants to Purchase Shares of Common Stock.

Debt Conversion Liability
Balance, January 31, 2024	$6,848
Change in fair value through June 27, 2024	(428)
Reclassification of debt conversion liability to equity	(6,420)
Balance, July 31, 2024	$—
Additional information about the debt conversion liability, including the fair value inputs, is included in Note 9. Debt.
As of July 31, 2024, the net carrying amount of the 2029 Notes, defined in Note 9. Debt, was $365.3 million and the estimated fair value was $402.3 million. The fair value of the 2029 Notes is classified as a Level 3 measurement.
The carrying amounts of certain financial instruments, including cash held in bank accounts, accounts receivable, accounts payable, and accrued expenses, approximate fair value due to their relatively short maturities.
Note 5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	July 31, 2024	January 31, 2024
Prepaid software subscriptions	$7,321	$6,582
Taxes	5,064	4,348
Contract assets	3,611	1,380
Interest receivable	2,027	1,377
Prepaid insurance	1,729	2,305
Deposits	1,207	699
Prepaid hosting costs	526	1,157
Other	4,377	5,413
Total	$25,862	$23,261

Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	July 31, 2024	January 31, 2024
Internal-use software	$41,304	$35,883
Leasehold improvements	13,546	14,013
Computer equipment	11,533	11,125
Furniture and fixtures	3,143	4,276
Purchased software	1,333	1,333
	70,859	66,630
Less: accumulated depreciation and amortization	(43,977)	(40,669)
Total	$26,882	$25,961
The following table summarizes total depreciation and amortization expense related to property and equipment, including amortization of internal-use software, included primarily in General and administrative and Cost of subscription revenue in the accompanying unaudited condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Total depreciation and amortization expense	$2,564	$2,444	$4,933	$4,982
Note 7. Purchased Intangible Assets and Goodwill
The following tables summarize the purchased intangible asset balances (in thousands):

	July 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$30,697	$(10,848)	$19,849
Customer relationships	5,527	(4,085)	1,442
Trade name	1,719	(1,420)	299
Total	$37,943	$(16,353)	$21,590

	January 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$17,997	$(9,782)	$8,215
Customer relationships	5,187	(3,786)	1,401
Trade name	1,709	(1,243)	466
Total	$24,893	$(14,811)	$10,082
Purchased intangible assets are being amortized to Cost of subscription revenue in the accompanying unaudited condensed consolidated statements of comprehensive loss on a straight-line basis over their estimated useful lives ranging from three to ten years. The following table summarizes amortization expense recognized on purchased intangible assets during the periods indicated (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Purchased intangible assets amortization expense	$934	$738	$1,542	$1,476
Estimated future amortization expense for purchased intangible assets as of July 31, 2024 was as follows (in thousands):

Fiscal year ending:
2025 (remainder of the year)	$1,995
2026	3,547
2027	3,234
2028	3,234
2029	3,174
Thereafter	6,406
Total estimated amortization expense	$21,590
The following table represents the changes to goodwill (in thousands):

Goodwill
Balance, January 31, 2024	$56,657
Addition from acquisition	12,614
Effects of foreign currency translation	468
Balance, July 31, 2024	$69,739
Note 8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	July 31, 2024	January 31, 2024
Accrued outside services and consulting	$8,060	$1,499
Accrued taxes	3,632	4,147
Accrued hosting and third-party licenses	2,834	2,707
Accrued interest	1,344	1,344
Warrant liability	—	11,992
Debt conversion liability	—	6,848
Other accrued expenses	5,751	3,620
Total	$21,621	$32,157
Note 9. Debt
2029 Notes
On March 24, 2022 (Initial Closing Date), we issued convertible senior notes (Initial Notes) in the aggregate principal amount of $250.0 million pursuant to an agreement with certain entities affiliated with Silver Lake Alpine II, L.P. (Silver Lake). On September 22, 2023 (Subsequent Closing Date), we issued additional convertible senior notes in the aggregate principal amount of $150.0 million (Additional Notes and together with the Initial Notes, the 2029 Notes) under the agreement with Silver Lake. The 2029 Notes represent senior unsecured obligations of Zuora.

As a condition of the agreement with Silver Lake, we also issued warrants to Silver Lake to acquire up to 7.5 million shares of Class A common stock (Warrants). Refer to Note 10. Warrants to Purchase Shares of Common Stock for more information.
The purchase price of the 2029 Notes was 98% of the par value. The 2029 Notes bear interest at a rate of 3.95% per annum, payable quarterly in cash, provided that we have the option to pay interest in kind at 5.50% per annum. The 2029 Notes will mature on March 31, 2029, subject to earlier conversion or repurchase. The 2029 Notes are convertible at Silver Lake’s option into shares of our Class A common stock at an initial conversion rate of 50.0 shares per $1,000 principal amount ($20.00 per share, representing 20.0 million shares of Class A common stock), subject to customary anti-dilution adjustments. Any 2029 Notes that are converted in connection with a "make-whole fundamental change" are subject to an increase in the conversion rate under certain circumstances. The term "make-whole fundamental change" is defined in the indenture for the 2029 Notes, and generally refers to a "fundamental change" including a change in control of Zuora that meets certain specifications or the termination of trading of Zuora's stock on the New York Stock Exchange (or the NASDAQ Global Select Market or the NASDAQ Global Market, or any of their respective successors), in each case subject to certain exceptions and exclusions described in the indenture.
On the Initial Closing Date, we concluded that the conversion option contained in the 2029 Notes qualified for a scope exception from derivative accounting and therefore was not bifurcated and accounted for separately from the Initial Notes. On the Subsequent Closing Date, we reassessed the classification of the conversion option and concluded that a portion of the conversion option no longer qualified for equity classification under ASC 815-40 as a result of the issuance of the Additional Notes. Under certain make-whole fundamental change scenarios, we would be required to, at our option, either (i) seek and obtain stockholder approval prior to issuing 20% or more of our outstanding common stock or voting power or (ii) pay cash in lieu of delivering any shares at or above such 20% threshold. As a result of our sequencing policy described in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements in our Annual Report on Form 10-K, we separated a portion of the conversion option representing approximately 1.4 million shares of Class A common stock issuable upon conversion of the 2029 Notes valued at $6.1 million as of the Subsequent Closing Date from the 2029 Notes and recorded a debt conversion liability at fair value on bifurcation, with an offset to the carrying amount of the 2029 Notes. At our 2024 Annual Meeting of Stockholders on June 27, 2024 (Stockholder Approval Date), our stockholders approved the issuance of the maximum number of shares Class A common stock upon conversion of the 2029 Notes and Warrants. As a result, there is no longer a potential requirement to pay cash in lieu of delivering any shares at or above the 20% threshold. On the Stockholder Approval Date, we reassessed the classification of the portion of the conversion option that was bifurcated and accounted for separately from the 2029 Notes as of the Subsequent Closing Date and concluded that the previously separated portion of the conversion option again qualified for a scope exception from derivative accounting as of the Stockholder Approval Date. Accordingly, we reclassified the previously separated portion of the conversion feature valued at $6.4 million as of the Stockholder Approval Date to equity. For further information on our derivative financial instruments policy, refer to Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements in our Annual Report on Form 10-K. We will reassess the classification of the debt conversion liability in future reporting periods to determine if any further change is required.
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

The carrying value of the 2029 Notes was classified as long-term and consisted of the following (in thousands):

	July 31, 2024	January 31, 2024
2029 Notes principal	$400,000	$400,000
Unamortized deferred loan costs	(34,700)	(40,475)
Carrying value	$365,300	$359,525
Interest expense related to the 2029 Notes, included in Interest expense in the accompanying unaudited condensed consolidated statements of comprehensive loss, was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Contractual interest expense	$3,950	$2,469	$7,900	$4,938
Amortization of deferred loan costs	2,990	2,094	5,775	3,998
Total interest expense	$6,940	$4,563	$13,675	$8,936
To determine the valuation of the debt conversion liability as of the Stockholder Approval date and as of January 31, 2024, we used a binomial lattice model to value the bifurcated derivatives contained in the 2029 Notes. ASC 815 does not permit an issuer to account separately for individual derivative terms and features embedded in hybrid financial instruments that require bifurcation and liability classification as derivative financial instruments. Rather, such terms and features must be combined together, and fair-valued as a single, compound embedded derivative. We selected a binomial lattice model to value the compound embedded derivative because we believe this technique is reflective of all significant assumptions that market participants would likely consider in negotiating the transfer of the 2029 Notes. Such assumptions include, among other inputs, stock price volatility, risk-free rates, credit risk assumptions, early redemption and conversion assumptions, and the potential for future adjustment of the conversion rate due to triggering events.
The debt conversion liability's fair value was measured using a binomial lattice model using the following key inputs:

	June 27, 2024[1]	January 31, 2024
Fair value of common stock	$9.62	$9.14
Conversion price	$20.00	$20.00
Expected volatility	50.0%	47.5%
Risk-free interest rate	4.9%	3.8%
Corporate bond yield	17.9%	19.2%
Coupon interest rate	3.95%	3.95%
_____________________________
(1) On the Stockholder Approval Date of June 27, 2024, the debt conversion liability was reclassified to equity.
We recognized gains on the revaluation of the debt conversion liability, summarized in the table below (in thousands), which are included in Change in fair value of debt conversion and warrant liabilities in the accompanying unaudited condensed consolidated statements of comprehensive loss. Refer to Note 4. Fair Value Measurements for the fair value of the debt conversion liability.

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Gain on change in fair value of debt conversion liability	$1,248	$—	$428	$—

Debt Agreement
We have a $30.0 million secured revolving credit facility under an agreement with Silicon Valley Bank, a division of First-Citizens Bank & Trust. This credit facility matures in October 2025. The interest rate under the credit facility is equal to the prime rate published by the Wall Street Journal minus 1.0%. We had not drawn down any amounts under the facility as of July 31, 2024.
Note 10. Warrants to Purchase Shares of Common Stock
In connection with the issuance of the 2029 Notes (discussed Note 9. Debt), we issued to Silver Lake Warrants to acquire up to 7.5 million shares of Class A common stock, exercisable for a period of approximately seven years from the Initial Closing Date, which are comprised of (i) Warrants to purchase up to 2.5 million shares of Class A common stock are exercisable at $20.00 per share, (ii) Warrants to purchase up to 2.5 million shares of Class A common stock are exercisable at $22.00 per share, and (iii) Warrants to purchase up to 2.5 million shares of Class A common stock are exercisable at $24.00 per share. In addition, Silver Lake can elect to exercise the Warrants on a net-exercise basis. In the event of a "make-whole fundamental change" (as defined in the Form of Warrant, which has a similar definition as in the indenture, described above in Note. 9 Debt), the number of shares issuable by Zuora upon exercise of the Warrants may be increased, and the exercise price for the Warrants adjusted. As of July 31, 2024, all 7.5 million Warrants were outstanding.
On the Initial Closing Date, we classified a portion of the Warrants as a current liability due to certain settlement provisions in the Warrants. Under certain make-whole fundamental change scenarios, we would be required to, at our option, either (i) obtain shareholder approval prior to issuing 20% or more of our outstanding common stock or (ii) pay cash in lieu of delivering any shares at or above such 20% threshold. As a result, we concluded that approximately 2.8 million Warrants valued at $12.0 million as of the Initial Closing Date did not qualify for equity classification under ASC 815-40, pursuant to our sequencing policy. As a result of the issuance of the Additional Notes, we reassessed the classification of the Warrants and concluded that no Warrants qualified for equity classification under ASC 815-40. Accordingly, we reclassified 4.7 million Warrants valued at $7.7 million from equity to liability as of the Subsequent Closing Date. At our 2024 Annual Meeting of Stockholders on June 27, 2024 (Stockholder Approval Date), our stockholders approved the issuance of the maximum number of shares of Class A common stock upon exercise of the Warrants and therefore there is no longer a potential requirement to pay cash in lieu of delivering any shares at or above the 20% threshold. On the Stockholder Approval Date, we reassessed the classification of the Warrants and concluded that all Warrants fully qualified for a scope exception from derivative accounting as of the Stockholder Approval Date. Accordingly, we reclassified the Warrants valued at $21.4 million as of the Stockholder Approval Date to equity. We will reassess the classification of the Warrant liability in future reporting periods to determine if any change is required.
The liability-classified warrants' fair value was measured using a combination of Black-Scholes option pricing and Monte Carlo Simulation models that take into consideration probability factors of the various outcomes related to the exercise terms of the warrants using the following inputs:

	June 27, 2024[1]	January 31, 2024
Fair value of common stock	$9.62	$9.14
Exercise price	$20.00 - $24.00	$20.00 - $24.00
Expected volatility[2]	55.0%	41.8%
Expected term (in years)	4.4	5.2
Risk-free interest rate	4.2%	3.9%
Expected dividend yield	—	—
_____________________________
(1) On the Stockholder Approval Date of June 27, 2024, the warrant liability was reclassified to equity.
(2) During the quarter ended April 30, 2024, we changed our approach for estimating our stock price volatility to use only Zuora's historical stock price trading data. Zuora now has sufficient historical trading data to fair value its financial instruments and we believe it better reflects the expected future trading volatility of the company's outstanding common stock. In previous periods, we used an average volatility based on historical trading data of Zuora and a group of similar publicly traded companies.

We recognized losses on the revaluation of the liability-classified Warrants, summarized in the table below (in thousands), which are included in Change in fair value of debt conversion and warrant liabilities in the accompanying unaudited condensed consolidated statements of comprehensive loss. Refer to Note 4. Fair Value Measurements for the fair value of the liability-classified Warrants.

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Loss on change in fair value of warrant liability	$(2,261)	$(4,786)	$(9,369)	$(4,756)
Note 11. Deferred Revenue and Performance Obligations
The following table summarizes revenue recognized during the period that was included in the deferred revenue balance at the beginning of each respective period (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Revenue recognized from deferred revenue	$89,184	$79,382	$144,234	$126,548
As of July 31, 2024, total remaining non-cancellable performance obligations under our subscription contracts with customers was approximately $577.1 million and we expect to recognize revenue on approximately 55% of these remaining performance obligations over the next 12 months. Remaining performance obligations under our professional services contracts as of July 31, 2024 were not material.
Note 12. Geographical Information
Disaggregation of Revenue
Revenue by country, based on the customer’s address at the time of sale, was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
United States	$73,062	$69,348	$141,745	$134,755
Others	42,334	38,700	83,420	76,388
Total	$115,396	$108,048	$225,165	$211,143
Percentage of revenue by geographic area:
United States	63%	64%	63%	64%
Other	37%	36%	37%	36%
Other than the United States, no individual country exceeded 10% of total revenue for the three and six months ended July 31, 2024 and 2023.
Long-lived assets
Long-lived assets, which consist of property and equipment, net, deferred commissions, purchased intangible assets, net and operating lease right-of-use assets by geographic location, are based on the location of the legal entity that owns the asset. As of July 31, 2024 and January 31, 2024, no individual country exceeded 10% of total long-lived assets other than the United States.

Note 13. Leases
We have non-cancelable operating leases for our offices located in the U.S. and abroad. As of July 31, 2024, these leases expire on various dates between 2026 and 2030. Certain lease agreements include one or more options to renew, with renewal terms that can extend the lease up to seven years. We have the right to exercise or forego the lease renewal options. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The components of our long-term operating leases and related operating lease cost were as follows (in thousands):

	July 31, 2024	January 31, 2024
Operating lease right-of-use assets	$21,783	$22,462

Operating lease liabilities, current portion	$6,710	$6,760
Operating lease liabilities, net of current portion	34,508	37,100
Total operating lease liabilities	$41,218	$43,860

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Operating lease cost[1]	$1,981	$2,183	$3,991	$4,409
_____________________________
(1) Includes costs related to our short-term operating leases and is net of sublease income as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Short-term operating lease costs	$374	$139	$825	$241
Sublease income	$(123)	$(98)	$(221)	$(195)
The future maturities of long-term operating lease liabilities for each fiscal year were as follows (in thousands):

Maturities of Operating Lease Liabilities
2025 (remainder of the year)	$3,935
2026	9,358
2027	8,622
2028	8,027
2029	6,881
Thereafter	10,608
Total lease payments	47,431
Less imputed interest	(6,213)
Present value of lease liabilities	$41,218

Other supplemental information related to our long-term operating leases includes the following (dollars in thousands):

	July 31, 2024	January 31, 2024
Weighted-average remaining operating lease term	5.5 years	5.9 years
Weighted-average operating lease discount rate	5.0%	5.1%

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases	$2,235	$4,038	$5,356	$7,528
New right-of-use assets obtained in exchange for lease liabilities:
Operating leases obtained	$1,615	$—	$1,615	$6,973
Note 14. Commitments and Contingencies
Letters of Credit
In connection with the execution of certain facility leases, we had bank issued irrevocable letters of credit for $3.0 million as of July 31, 2024 and $4.5 million as of January 31, 2024. No draws have been made under such letters of credit.
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

Other Contractual Obligations
As of July 31, 2024, we have a contractual obligation to spend a minimum of $30.0 million in purchases of cloud computing services provided by one of our vendors for each of the years ending July 31, 2025, 2026, and 2027.

Note 15. Income Taxes
The following table reflects our income tax provision, pretax loss and effective tax rate for the periods presented (in thousands, except percentages):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Loss before income taxes	$(9,499)	$(21,975)	$(22,855)	$(40,801)
Income tax (benefit) provision	(2,278)	587	(1,926)	1,056
Effective tax rate	24.0%	(2.7)%	8.4%	(2.6)%
The effective tax rates differ from the statutory rates as a result of providing no benefit on pretax losses incurred in the United States, as we have determined that the benefit of the losses is not more likely than not to be realized. The tax expense for the six months ended July 31, 2024 included a benefit of $2.7 million for the partial release of valuation allowance. In connection with the Togai acquisition, we recorded a net deferred tax liability which provides an additional source of taxable income to support the realization of the pre-existing deferred tax assets. Accordingly, during the six months ended July 31, 2024, we released a total of $2.7 million of our U.S. valuation allowance.
Note 16. Stockholders’ Equity
Preferred Stock
As of July 31, 2024, Zuora had authorized 10 million shares of preferred stock, each with a par value of $0.0001 per share. As of July 31, 2024, no shares of preferred stock were issued and outstanding.
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
As of July 31, 2024, Zuora had authorized 500 million shares of Class A common stock and 500 million shares of Class B common stock, each with a par value of $0.0001 per share. As of July 31, 2024, 143.0 million shares of Class A common stock and 8.5 million shares of Class B common stock were issued and outstanding.
Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive loss were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance, January 31, 2024	$(1,015)	$156	$(859)
Foreign currency translation adjustment	(76)	—	(76)
Unrealized loss on available-for-sale securities	—	(185)	(185)
Balance, July 31, 2024	$(1,091)	$(29)	$(1,120)
There were no material reclassifications out of accumulated other comprehensive loss during the three and six months ended July 31, 2024. Additionally, there was no material tax impact on the amounts presented.

Note 17. Employee Stock Plans
Equity Incentive Plans
Our 2018 Equity Incentive Plan (2018 Plan) authorizes the award of stock options, restricted stock awards, stock appreciation rights, restricted stock units (RSUs), performance awards, and stock bonuses. As of July 31, 2024, approximately 29.7 million shares of Class A common stock were reserved and available for issuance under the 2018 Plan. In addition, as of July 31, 2024, 2.5 million stock options and RSUs exercisable or settleable for Class B common stock were outstanding in the aggregate under our 2006 Stock Plan (2006 Plan) and 2015 Equity Incentive Plan (2015 Plan), which plans were terminated in May 2015 and April 2018, respectively. The 2006 Plan and 2015 Plan continue to govern outstanding equity awards granted thereunder.
Stock Options
The following tables summarize stock option activity and related information (in thousands, except weighted-average exercise price, weighted-average grant date fair value and average remaining contractual term):

	Shares Subject To Outstanding Stock Options	Weighted-Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, January 31, 2024	6,083	$9.21	3.6	$15,984
Exercised	(991)	3.30
Forfeited	(371)	12.35
Balance, July 31, 2024	4,721	10.20	3.7	9,952
Exercisable as of July 31, 2024	2,512	5.11	2.2	9,952
Vested and expected to vest as of July 31, 2024	4,716	$10.20	3.7	$9,952

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Aggregate intrinsic value of options exercised during each respective period	$2,840	$651	$5,902	$1,030
No stock options were granted during the three and six months ended July 31, 2024 and 2023.
RSUs
The following table summarizes RSU activity and related information (in thousands, except weighted-average grant date fair value):

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance, January 31, 2024	11,686	$10.24
Granted	6,117	9.56
Vested	(3,614)	10.88
Forfeited	(1,154)	10.52
Balance, July 31, 2024	13,035	$9.73

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
In April 2024, we granted 300,000 PSUs to our CEO. The PSUs are divided into two tranches, each tranche having a pre-established stock price target that if met, as determined by the Chair of our Compensation Committee, would result in the shares attributable to such tranche being earned and then subject to vesting on a graded basis over a period of four years from the grant date, subject to continued service. The shares attributable to unearned tranches will expire on April 28, 2028 if the applicable stock price targets for such tranches are not met. We used a Monte Carlo simulation to estimate the fair value of the award and the date when the stock price target date is expected to be met for each tranche of the award. We are recognizing the related stock-based compensation expense for each tranche using a graded attribution method over four years following the grant date.
In April 2024, we also granted 34,000 PSUs to certain non-executive employees. The fair value of each PSU was equal to the closing price of our common stock on the date of grant. The PSUs are subject to pre-established performance targets that if met as of January 31, 2025 will be earned and subsequently vest on March 31, 2025, subject to continued service through such vesting date, or will otherwise expire unvested. We are recognizing the related stock-based compensation expense using the straight-line attribution method over the expected vesting period of the award.
The following table summarizes PSU activity and related information (in thousands, except weighted-average grant date fair value):

	Number of PSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance, January 31, 2024	2,310	$14.31
Granted	334	8.04
Forfeited	(120)	9.15
Balance, July 31, 2024	2,524	$13.72
2018 Employee Stock Purchase Plan
Our 2018 Employee Stock Purchase Plan (ESPP) is broadly available to our employees in the United States and certain other countries in which we operate. A total of 5.0 million shares of Class A common stock were reserved and available for issuance under the ESPP as of July 31, 2024. The ESPP provides for 24-month offering periods beginning June 15 and December 15 of each year, and each offering period contains four six-month purchase periods. On each purchase date, ESPP participants will purchase shares of our Class A common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Class A common stock on the offering date or (2) the fair market value of the Class A common stock on the purchase date.

We estimated the fair value of ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

	Three and Six Months Ended July 31, 2024	Three and Six Months Ended July 31, 2023
Fair value of common stock	$9.50	$11.55
Expected volatility	41.7% - 52.2%	37.1% - 45.7%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	5.1% - 5.5%	3.0% - 4.8%
Expected dividend yield	—%	—%
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories in the accompanying unaudited condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Cost of subscription revenue	$2,377	$2,180	$3,960	$4,539
Cost of professional services revenue	2,723	3,229	4,761	6,250
Research and development	8,080	6,752	13,983	13,496
Sales and marketing	7,521	8,689	12,996	16,666
General and administrative	5,007	5,798	8,469	10,921
Total stock-based compensation expense	$25,708	$26,648	$44,169	$51,872
As of July 31, 2024, unrecognized compensation costs related to unvested equity awards and the weighted-average remaining period over which those costs are expected to be recognized were as follows (dollars in thousands):

	Stock Options	RSUs	PSUs	ESPP
Unrecognized compensation costs	$733	$105,026	$24,474	$1,838
Weighted-average remaining recognition period	0.7 years	1.9 years	0.9 years	0.6 years

Note 18. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Numerator:
Net loss	$(7,221)	$(22,562)	$(20,929)	$(41,857)
Denominator:
Weighted-average common shares outstanding, basic and diluted	149,377	138,605	148,038	137,417
Net loss per share, basic and diluted	$(0.05)	$(0.16)	$(0.14)	$(0.30)
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

	July 31,
	2024	2023
2029 Notes conversion	20,000	12,500
Unvested RSUs issued and outstanding	13,035	14,951
Warrants	7,500	7,500
Issued and outstanding stock options	4,721	6,637
Unvested PSUs issued and outstanding	2,524	2,855
Shares committed under ESPP	246	290
Total	48,026	44,733

Note 19. Acquisition
Togai Acquisition
On May 9, 2024 (the Togai Closing Date), we closed the acquisition of Togai, Inc., and its subsidiary (Togai) through Leeyo Software, Inc., a 100% owned subsidiary, pursuant to an Agreement and Plan of Merger (the Merger Agreement). On the Togai Closing Date, we acquired 100% of the voting equity interest in Togai, including 0.4% through a power of attorney over shares held by CS Lane Advisory LLP that is expected to be transferred to the Company in completion of the terms of the Merger Agreement on September 13, 2024. Togai is a metering and rating solution company.
Purchase Consideration
The purchase consideration for the Togai acquisition was $24.3 million. Transaction costs in connection with the acquisition were not significant and were expensed as incurred.
Assets and Liabilities Acquired
The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The excess of the purchase price over the estimated fair value of the tangible and intangible assets acquired and liabilities assumed has been recorded as goodwill. The Togai acquisition resulted in recorded goodwill as a result of the synergies expected to be realized and how we expect to leverage the business to create additional value for our shareholders. The goodwill is not expected to be deductible for income tax purposes.
The following table summarizes the preliminary estimate of the fair value of the assets acquired and liabilities assumed as of May 9, 2024 (in thousands):

Total
Cash	$1,202
Prepaid expenses and other current assets	95
Fixed Assets	29
Intangible assets:
Tradename	10
Developed technology	12,700
Customer relationships	340
Goodwill	12,614
Deferred tax liability	(2,663)
Accounts payable and other current liabilities	(14)
Fair value of net assets acquired	$24,313

We engaged a third-party specialist to assist management in the determination of the estimated fair value of intangible assets acquired. Variations of the income approach were used to estimate the fair values. Specifically, the relief from royalty method was used to measure the trade name, the multi period excess earnings method was used to measure the developed technology, and the distributor method was used to measure the customer relationships. The following table summarizes the acquired identifiable intangible assets, Togai Closing Date estimated fair values, and estimated useful lives (dollars in thousands):

	Fair Value	Useful Life
Developed technology	$12,700	8.0 years
Customer relationships	340	4.0 years
Trade name	10	1.0 year
Total intangible assets acquired	$13,050
The estimated fair values of the consideration transferred and net assets acquired are subject to refinement for up to one year after the closing date of the acquisition as additional information regarding closing date fair value becomes available. During this one-year period, the causes of any changes in cash flow estimates are considered to determine whether the change results from circumstances that existed at the acquisition date or if the change results from an event that occurred after the acquisition date.
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
Fiscal Second Quarter Financial Performance Summary and Business Highlights:
Our financial performance for the three months ended July 31, 2024 compared to the three months ended July 31, 2023 reflects the following:
•Subscription revenue was $104.1 million, an increase of $8.6 million, or 9%; and total revenue was $115.4 million, an increase of $7.3 million, or 7%.
•Gross profit was $78.1 million, or 68% of total of revenue, compared to $70.3 million, or 65% of total revenue.
•Loss from operations was $9.7 million, or 8% of total revenue, compared to a loss of $18.2 million, or 17% of total revenue, an improvement in operating margin of 8 percentage points year-over-year.
•We closed two deals in the quarter ended July 31, 2024 with ACV equal to or greater than $1.0 million.
•We announced, and in August completed, the acquisition of Sub(x), an AI solution for digital publishing and media companies that will transform Zuora’s existing paywall offering into an AI-powered paywall solution.
Key Operational and Financial Metrics
We monitor the following key operational and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:

	July 31,
	2024	2023
Customers with ACV equal to or greater than $250,000	445	444
Dollar-based retention rate	104%	107%
Annual recurring revenue growth	7%	14%

Customers with Annual Contract Value Equal to or Greater than $250,000
We believe our ability to enter and expand contracts is indicative of broader adoption of our solutions by larger organizations. It also reflects our ability to expand our revenue footprint within our current customer base. We define ACV as the subscription revenue we would contractually expect to recognize from that customer over the next twelve months, assuming no increases or reductions in their subscriptions. We define the number of customers at the end of any particular period as the number of parties or organizations that have entered into a distinct subscription contract with us and for which the term has not ended. Each party with whom we have entered into a distinct subscription contract is considered a unique customer, and in some cases, there may be more than one customer within a single organization. The number of customers with ACV equal to or greater than $250,000 increased to 445 as of July 31, 2024, and includes the impact of several Zuora customers consolidating into one contract due to mergers and acquisitions, as compared to 444 as of July 31, 2023. We expect this metric to be relatively flat or decrease slightly in the near term.
Dollar-Based Retention Rate
We believe our dollar-based retention rate is a key measure of our ability to retain and expand revenue from our customer base over time. We calculate our dollar-based retention rate as of a period end by starting with the sum of the ACV from all customers as of twelve months prior to such period end, or prior period ACV. We then calculate the sum of the ACV from these same customers as of the current period end, or current period ACV. The current period ACV includes any upsells and also reflects contraction or attrition over the trailing twelve months, but excludes revenue from new customers added in the current period. We then divide the current period ACV by the prior period ACV to arrive at our dollar-based retention rate. Our dollar-based retention rate was 104% as of July 31, 2024, as compared to 107% as of July 31, 2023. The decrease was primarily driven by customer churn. While the dollar-based retention rate can fluctuate in any particular quarter, we expect it to remain relatively consistent or slightly decrease in the near term.
Annual Recurring Revenue
ARR represents the annualized recurring value at the time of initial booking or contract modification for all active subscription contracts at the end of a reporting period. ARR excludes the value of non-recurring revenue such as professional services revenue as well as contracts with new customers with a term of less than one year. ARR should be viewed independently of revenue and deferred revenue, and is not intended to be a substitute for, or combined with, any of these items. Our ARR was $412.3 million as of July 31, 2024, compared to $384.2 million as of July 31, 2023, representing an increase of 7% year-over-year. While the ARR year-over-year growth rate can fluctuate in any particular period, we expect it to remain relatively consistent or slightly decrease in the near term.
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
Gross profit and gross margin. Our gross profit and gross margin may fluctuate from period to period as our revenue fluctuates, and as a result of the timing and amount of our investments to expand hosting capacity, including through third-party cloud providers, amortization expenses associated with our capitalized internal-use software and purchased technology, and our continued efforts to build our cloud infrastructure, support, and professional services teams. Over time, we expect our total gross margin to remain relatively consistent.
Operating Expenses
Research and development. Research and development expense consists primarily of employee compensation costs, allocated overhead, and travel costs. We capitalize research and development costs associated with the development of internal-use software and we generally amortize these costs over a period of three years, primarily into the cost of subscription revenue. All other research and development costs are expensed as incurred. We believe that continued investment in our platform is important for our growth, and we will continue to focus investments in key areas of our platform. While research and development expense can fluctuate in any particular quarter, we expect it to decrease as a percentage of total revenue over time.
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

While sales and marketing expense can fluctuate in any particular quarter, we expect it to remain relatively consistent or decrease as a percentage of total revenue over time, but may increase slightly in the near term.
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
Income Tax Provision
Income tax (benefit) provision consists primarily of income taxes related to foreign and state jurisdictions in which we conduct business, offset by a valuation allowance release benefit as a result of recording Togai deferred tax liabilities. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred assets will not be utilized.

Results of Operations
The following tables set forth our unaudited condensed consolidated results of operations for the periods presented in dollars and as a percentage of our total revenue (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Revenue:
Subscription	$104,051	$95,473	$203,010	$185,184
Professional services	11,345	12,575	22,155	25,959
Total revenue	115,396	108,048	225,165	211,143
Cost of revenue:
Subscription	22,564	21,338	43,253	41,926
Professional services	14,728	16,443	29,100	33,201
Total cost of revenue	37,292	37,781	72,353	75,127
Gross profit	78,104	70,267	152,812	136,016
Operating expenses:
Research and development	26,454	26,256	50,020	51,924
Sales and marketing	36,137	42,799	71,982	84,243
General and administrative	25,202	19,451	44,471	38,267
Total operating expenses	87,793	88,506	166,473	174,434
Loss from operations	(9,689)	(18,239)	(13,661)	(38,418)
Change in fair value of debt conversion and warrant liabilities	(1,013)	(4,786)	(8,941)	(4,756)
Interest expense	(6,965)	(4,607)	(13,736)	(8,994)
Interest and other income (expense), net	8,168	5,657	13,483	11,367
Loss before income taxes	(9,499)	(21,975)	(22,855)	(40,801)
Income tax (benefit) provision	(2,278)	587	(1,926)	1,056
Net loss	$(7,221)	$(22,562)	$(20,929)	$(41,857)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Revenue:
Subscription	90%	88%	90%	88%
Professional services	10	12	10	12
Total revenue	100	100	100	100
Cost of revenue:
Subscription	20	20	19	20
Professional services	13	15	13	16
Total cost of revenue	32	35	32	36
Gross profit	68	65	68	64
Operating expenses:
Research and development	23	24	22	25
Sales and marketing	31	40	32	40
General and administrative	22	18	20	18
Total operating expenses	76	82	74	83
Loss from operations	(8)	(17)	(6)	(18)
Change in fair value of debt conversion and warrant liabilities	(1)	(4)	(4)	(2)
Interest expense	(6)	(4)	(6)	(4)
Interest and other income (expense), net	7	5	6	5
Loss before income taxes	(8)	(20)	(10)	(19)
Income tax (benefit) provision	(2)	1	(1)	1
Net loss	(6)%	(21)%	(9)%	(20)%
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
•Acquisition-related expenses. We exclude acquisition-related expenses (including integration-related charges) that are not related to our ongoing operations, including expenses we incurred and gains or losses recognized on contingent consideration, related to acquisitions. We do not consider these transaction expenses as reflective of our core business or ongoing operating performance.
•Workforce reductions. We exclude charges related to workforce reduction plans, including severance, health care and related expenses. We believe these charges are not indicative of our continuing operations.

The following tables provide a reconciliation of our GAAP to non-GAAP measures (in thousands, except percentages and per share data):
Subscription Gross Margin

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Reconciliation of cost of subscription revenue:
GAAP cost of subscription revenue	$22,564	$21,338	$43,253	$41,926
Less:
Stock-based compensation	(2,377)	(2,180)	(3,960)	(4,539)
Amortization of acquired intangibles	(934)	(738)	(1,542)	(1,476)
Workforce reductions	(402)	—	(568)	(38)
Acquisition-related expenses	(91)	—	(91)	—
Shareholder matters	(20)	—	(20)	—
Non-GAAP cost of subscription revenue	$18,740	$18,420	$37,072	$35,873
GAAP subscription gross margin	78%	78%	79%	77%
Non-GAAP subscription gross margin	82%	81%	82%	81%
Professional Services Gross Margin

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Reconciliation of cost of professional services revenue:
GAAP cost of professional services revenue	$14,728	$16,443	$29,100	$33,201
(Less) Add:
Stock-based compensation	(2,723)	(3,229)	(4,761)	(6,250)
Shareholder matters	(28)	—	(28)	—
Workforce reductions	(11)	(46)	(5)	(46)
Non-GAAP cost of professional services revenue	$11,966	$13,168	$24,306	$26,905
GAAP professional services gross margin	(30)%	(31)%	(31)%	(28)%
Non-GAAP professional services gross margin	(5)%	(5)%	(10)%	(4)%
Total Gross Margin

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Reconciliation of gross profit:
GAAP gross profit	$78,104	$70,267	$152,812	$136,016
Add:
Stock-based compensation	5,100	5,409	8,721	10,789
Amortization of acquired intangibles	934	738	1,542	1,476
Workforce reductions	413	46	573	84
Acquisition-related expenses	91	—	91	—
Shareholder matters	48	—	48	—
Non-GAAP gross profit	$84,690	$76,460	$163,787	$148,365
GAAP gross margin	68%	65%	68%	64%
Non-GAAP gross margin	73%	71%	73%	70%

Operating (Loss) Income and Operating Margin

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Reconciliation of (loss) income from operations:
GAAP loss from operations	$(9,689)	$(18,239)	$(13,661)	$(38,418)
Add:
Stock-based compensation	25,708	26,648	44,169	51,872
Acquisition-related expenses	6,801	158	6,801	192
Shareholder matters	1,294	208	4,059	243
Amortization of acquired intangibles	934	738	1,542	1,476
Workforce reductions	577	46	1,277	265
Non-GAAP income from operations	$25,625	$9,559	$44,187	$15,630
GAAP operating margin	(8)%	(17)%	(6)%	(18)%
Non-GAAP operating margin	22%	9%	20%	7%
Net (Loss) Income and Net (Loss) Income Per Share

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Reconciliation of net (loss) income:
GAAP net loss	$(7,221)	$(22,562)	$(20,929)	$(41,857)
Add:
Stock-based compensation	25,708	26,648	44,169	51,872
Acquisition-related expenses	6,801	158	6,801	192
Shareholder matters	1,294	208	4,059	243
Change in fair value of debt conversion and warrant liabilities	1,013	4,786	8,941	4,756
Amortization of acquired intangibles	934	738	1,542	1,476
Workforce reductions	577	46	1,277	265
Non-GAAP net income	$29,106	$10,022	$45,860	$16,947
GAAP net loss per share, basic and diluted[1]	$(0.05)	$(0.16)	$(0.14)	$(0.30)
Non-GAAP net income per share, basic and diluted[1]	$0.19	$0.07	$0.31	$0.12
_________________________________

(1) For the three months ended July 31, 2024 and 2023, GAAP and Non-GAAP net (loss) income per share are calculated based upon 149.4 million and 138.6 million basic and diluted weighted-average shares of common stock, respectively. For the six months ended July 31, 2024 and 2023, GAAP and Non-GAAP net (loss) income per share are calculated based upon 148.0 million and 137.4 million basic and diluted weighted-average shares of common stock, respectively.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Net cash provided by operating activities (GAAP)	$11,432	$5,388	$44,302	$19,981
Add:
Shareholder matters	2,367	726	3,555	753
Acquisition-related expenses	1,713	91	1,713	107
Less:
Purchases of property and equipment	(3,267)	(2,181)	(5,922)	(3,838)
Adjusted free cash flow (non-GAAP)	$12,245	$4,024	$43,648	$17,003
Net cash (used in) provided by investing activities (GAAP)	$(46,283)	$74,719	$(70,851)	$95,021
Net cash provided by financing activities (GAAP)	$6,009	$5,190	$7,601	$5,727
Comparison of the Three Months Ended July 31, 2024 and 2023
Revenue

	Three Months Ended July 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscription	$104,051	$95,473	$8,578	9%
Professional services	11,345	12,575	(1,230)	(10)%
Total revenue	$115,396	$108,048	$7,348	7%
Percentage of revenue:
Subscription	90%	88%
Professional services	10	12
Total revenue	100%	100%
Subscription revenue increased by $8.6 million, or 9%, for the three months ended July 31, 2024 compared to the three months ended July 31, 2023. The increase in subscription revenue was driven by approximately $6.4 million from higher transaction volume and sales of additional products to our existing customers, and approximately $2.3 million from sales to new customers. We calculate subscription revenue from new customers during the quarter by adding the revenue recognized from new customers acquired in the 12 months prior to the reporting date. New business growth reflects the continued impact of macroeconomic headwinds we have faced in the three months ended July 31, 2024.
Professional services revenue decreased by $1.2 million, or 10%, for the three months ended July 31, 2024 as we continue to leverage our system integration partners for implementation of our solutions and due to the overall timing of projects.

Cost of Revenue and Gross Margin

	Three Months Ended July 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$22,564	$21,338	$1,226	6%
Professional services	14,728	16,443	(1,715)	(10)%
Total cost of revenue	$37,292	$37,781	$(489)	(1)%
Gross margin:
Subscription	78%	78%
Professional services	(30)	(31)
Total gross margin	68%	65%
Cost of subscription revenue increased by $1.2 million, or 6%, for the three months ended July 31, 2024 compared to the three months ended July 31, 2023, driven mainly by an increase in employee compensation costs.
Cost of professional services revenue decreased by $1.7 million, or 10%, for the three months ended July 31, 2024 compared to the three months ended July 31, 2023 primarily due to us continuing to leverage our system integration partners for leading customer implementations, which has allowed us to reduce our professional services headcount costs, resulting in a decrease of $0.8 million in employee compensation costs, and a decrease of $0.6 million in allocated overhead.
Our gross margin for subscription services remained consistent for the three months ended July 31, 2024 compared to the three months ended July 31, 2023.

Our gross margin for professional services increased to (30)% for the three months ended July 31, 2024 compared to (31)% for the three months ended July 31, 2023, primarily due headcount savings as we continue to support our system integration partners in leading customer implementations.
Operating Expenses
Research and Development

	Three Months Ended July 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Research and development	$26,454	$26,256	$198	1%
Percentage of total revenue	23%	24%
Research and development expense increased by $0.2 million, or 1%, for the three months ended July 31, 2024 compared to the three months ended July 31, 2023, primarily due to an increase of $1.4 million in employee compensation costs driven by stock based compensation, and $0.5 million higher third-party software costs, partially offset by higher capitalization of internal-use software costs of $1.4 million as we continued to invest in innovation.
Research and development expense decreased to 23% of total revenue for the three months ended July 31, 2024 from 24% for the three months ended July 31, 2023 due to subscription revenue growth.

Sales and Marketing

	Three Months Ended July 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$36,137	$42,799	$(6,662)	(16)%
Percentage of total revenue	31%	40%
Sales and marketing expense decreased by $6.7 million, or 16%, for the three months ended July 31, 2024 compared to the three months ended July 31, 2023. Following the workforce reduction in January 2024, employee compensation costs decreased $5.1 million and allocated overhead decreased $0.7 million as we reduced primarily non-quota carrying roles. Additionally, we reduced outside professional services costs by $0.7 million.
Sales and marketing expense decreased to 31% of total revenue during the three months ended July 31, 2024 from 40% during the three months ended July 31, 2023, as a result of subscription revenue growth and decreased employee compensation costs due to the January 2024 workforce reduction.
General and Administrative

	Three Months Ended July 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
General and administrative	$25,202	$19,451	$5,751	30%
Percentage of total revenue	22%	18%
General and administrative expense increased by $5.8 million, or 30%, for the three months ended July 31, 2024 compared to the three months ended July 31, 2023. This increase was primarily due to $7.7 million in higher consulting and legal costs, including costs related to acquisitions and shareholder matters, partially offset by a $1.4 million decrease in employee compensation costs following the January 2024 workforce reduction.
General and administrative expense increased to 22% of total revenue during the three months ended July 31, 2024 from 18% during the three months ended July 31, 2023, as a result of consulting and legal costs, including costs associated with recent acquisitions and shareholder matters.
Other income and expenses

	Three Months Ended July 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Change in fair value of debt conversion and warrant liabilities	$(1,013)	$(4,786)	$3,773	79%
Interest expense	$(6,965)	$(4,607)	$(2,358)	51%
Interest and other income (expense), net	$8,168	$5,657	$2,511	44%
The losses related to the change in fair value of the debt conversion and warrant liabilities decreased $3.8 million for the three months ended July 31, 2024 compared to the three months ended July 31, 2023. Interest expense on our debt increased $2.4 million as a result of the issuance of the Additional Notes in September 2023. Interest and other income (expense), net increased $2.5 million due to $2.2 million of increased interest income from higher interest rates on our investments and cash equivalents and higher invested cash balances, and $0.3 million of gains resulting from the revaluation of cash, accounts receivable, and accounts payable recorded in a foreign currency.

Income Tax (Benefit) Provision

	Three Months Ended July 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Income tax (benefit) provision	$(2,278)	$587	$(2,865)	(488)%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the three months ended July 31, 2024 and 2023, we recorded a tax benefit of $(2.3) million and a tax provision of $0.6 million, respectively, on a loss before income taxes of $9.5 million and $22.0 million, respectively. The effective tax rate for the three months ended July 31, 2024 and 2023 was 24.0% and (2.7)%, respectively. The change in the effective tax rate was primarily due to a valuation allowance release benefit as a result of recognizing deferred tax liabilities associated with the Togai acquisition. The effective tax rate differs from the statutory rate primarily as a result of providing no benefit on pretax losses incurred in the United States, offset by the Togai acquisition benefit. For the three months ended July 31, 2024 and 2023, we maintained a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.
Comparison of the Six Months Ended July 31, 2024 and 2023
Revenue

	Six Months Ended July 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscription	$203,010	$185,184	$17,826	10%
Professional services	22,155	25,959	(3,804)	(15)%
Total revenue	$225,165	$211,143	$14,022	7%
Percentage of revenue:
Subscription	90%	88%
Professional services	10	12
Total revenue	100%	100%

Subscription revenue increased by $17.8 million, or 10%, for the six months ended July 31, 2024 compared to the six months ended July 31, 2023. The increase in subscription revenue was driven by approximately $12.7 million from higher transaction volume and sales of additional products to our existing customers, and $5.1 million from sales to new customers. We calculate subscription revenue from new customers on a year-to-date basis by adding the revenue recognized from new customers acquired in the 12 months prior to each discrete quarter within the year-to-date period. New business growth reflects the continued impact of macroeconomic headwinds we have faced in the six months ended July 31, 2024.

Professional services revenue decreased by $3.8 million, or 15%, for the six months ended July 31, 2024 compared to the six months ended July 31, 2023, as we continue to leverage our system integration partners for implementation of our solutions and due to the overall timing of projects.

Cost of Revenue and Gross Margin

	Six Months Ended July 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$43,253	$41,926	$1,327	3%
Professional services	29,100	33,201	(4,101)	(12)%
Total cost of revenue	$72,353	$75,127	$(2,774)	(4)%
Gross margin:
Subscription	79%	77%
Professional services	(31)	(28)
Total gross margin	68%	64%
Cost of subscription revenue increased by $1.3 million, or 3%, for the six months ended July 31, 2024 compared to the six months ended July 31, 2023. The increase in cost of subscription revenue was primarily driven by an increase in employee compensation costs.
Cost of professional services revenue decreased by $4.1 million, or 12%, for the six months ended July 31, 2024 compared to the six months ended July 31, 2023, primarily due to us continuing to leverage our system integration partners for leading customer implementations, which has allowed us to reduce our professional services headcount costs, resulting in a decrease of $2.8 million in employee compensation costs, and a decrease in allocated overhead of $1.0 million.
Our gross margin for subscription services increased to 79% for the six months ended July 31, 2024, compared to 77% for the six months ended July 31, 2023, primarily due to increased subscription revenue.
Our gross margin for professional services decreased to (31)% for the six months ended July 31, 2024 compared to (28)% for the six months ended July 31, 2023, primarily due to decreased professional services revenue.
Operating Expenses
Research and Development

	Six Months Ended July 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Research and development	$50,020	$51,924	$(1,904)	(4)%
Percentage of total revenue	22%	25%
Research and development expense decreased by $1.9 million, or 4%, for the six months ended July 31, 2024 compared to the six months ended July 31, 2023, primarily due to higher capitalization of internal-use software costs of $3.1 million as we continued to invest in innovation, and $0.8 million in reduced outside professional services costs. These decreases are partially offset by increases in employee compensation costs of $1.4 million and third-party software costs of $0.5 million. Research and development expense decreased to 22% from 25% of total revenue during the six months ended July 31, 2024 compared to six months ended July 31, 2023 primarily due to subscription revenue growth.

Sales and Marketing

	Six Months Ended July 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$71,982	$84,243	$(12,261)	(15)%
Percentage of total revenue	32%	40%
Sales and marketing expense decreased by $12.3 million, or 15%, for the six months ended July 31, 2024 compared to the six months ended July 31, 2023. Following the workforce reduction in January 2024, employee compensation costs decreased $10.8 million and allocated overhead decreased $0.5 million. Additionally, event costs were lower by $0.9 million, and we reduced outside professional services costs by $0.7 million. These decreases were partially offset by reduced capitalization of internal-use software of $0.7 million as a project reached completion in fiscal year 2024. Sales and marketing expense decreased to 32% of total revenue during the six months ended July 31, 2024 from 40% during the six months ended July 31, 2023, due to subscription revenue growth and lower costs.
General and Administrative

	Six Months Ended July 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
General and administrative	$44,471	$38,267	$6,204	16%
Percentage of total revenue	20%	18%
General and administrative expense increased by $6.2 million, or 16%, for the six months ended July 31, 2024 compared to the six months ended July 31, 2023, primarily due to higher outside consulting and legal costs of $10.3 million including costs related to acquisitions and shareholder matters. The increase was partially offset by decreases of $3.4 million in employee compensation costs following the workforce reduction in January 2024 and $0.5 million in charitable donations.
General and administrative expense increased to 20% of total revenue during the six months ended July 31, 2024 compared to 18% during the six months ended July 31, 2023, as a result of consulting and legal costs, including costs associated with recent acquisitions and shareholder matters.
Other income and expenses

	Six Months Ended July 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Change in fair value of debt conversion and warrant liabilities	$(8,941)	$(4,756)	$(4,185)	88%
Interest expense	$(13,736)	$(8,994)	$(4,742)	53%
Interest and other income (expense), net	$13,483	$11,367	$2,116	19%
The losses related to the change in fair value of the debt conversion and warrant liabilities increased $4.2 million for the six months ended July 31, 2024 compared to the six months ended July 31, 2023. Interest expense increased $4.7 million as a result of the issuance of additional debt under the 2029 Notes. Interest and other income (expense), net increased $2.1 million primarily due to $4.6 million of increased interest income from higher interest rates on our investments and cash equivalents and higher invested cash balances, partially offset by $2.5 million in losses resulting from the revaluation of cash, accounts receivable, and payables recorded in a foreign currency.

Income Tax (Benefit) Provision

	Six Months Ended July 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Income tax (benefit) provision	$(1,926)	$1,056	$(2,982)	(282)%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the six months ended July 31, 2024 and 2023, we recorded a tax benefit of $(1.9) million and a tax provision of $1.1 million, respectively, on losses before income taxes of $22.9 million and $40.8 million, respectively. The effective tax rates for the six months ended July 31, 2024 and 2023 were 8.4% and (2.6)%, respectively. The change was primarily due to a valuation allowance release benefit as a result of recognizing Togai deferred tax liabilities. The effective tax rate differs from the statutory rate primarily as a result of no benefit on pretax losses incurred in the United States, offset by the above mentioned Togai benefit. For the six months ended July 31, 2024 and 2023, we maintained a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.
Liquidity and Capital Resources
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations.
As of July 31, 2024, we had cash and cash equivalents and short-term investments of $543.5 million that were primarily invested in deposit accounts, money market funds, corporate debt securities, agency bonds, and U.S. government securities. Our investments are highly rated and currently mature in one year or less. In addition to cash and investments, we finance our operations through cash flows generated from sales to our customers, which are generally billed in advance on an annual, semi-annual, or quarterly basis.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended July 31,
	2024	2023
Net cash provided by operating activities	$44,302	$19,981
Net cash (used in) provided by investing activities	(70,851)	95,021
Net cash provided by financing activities	7,601	5,727
Effect of exchange rates on cash and cash equivalents	(76)	(687)
Net (decrease) increase in cash and cash equivalents	$(19,024)	$120,042
Operating Activities
Net cash provided by operating activities of $44.3 million for the six months ended July 31, 2024 was comprised primarily of customer collections for our subscription and professional services, cash payments for our personnel, sales and marketing efforts, infrastructure related costs, payments to vendors for products and services related to our ongoing business operations, interest income received on our short-term investments and cash equivalents, and interest paid on the 2029 Notes.
Net cash provided by operating activities for the six months ended July 31, 2024 increased $24.3 million compared to the same period last year, primarily due to higher customer billings in the fourth quarter of last year that were collected in the first quarter of fiscal 2025.
Investing Activities
Net cash used in investing activities for the six months ended July 31, 2024 was $70.9 million. We used $5.9 million to develop internal-use software and purchase property and equipment as we continued to invest in and grow our business, purchased 45.2 million of short-term investments, net of maturities, and used $19.8 million to purchase Togai, net of cash acquired.
Net cash used in investing activities for the six months ended July 31, 2024 increased $165.9 million compared to the six months ended July 31, 2023, primarily due to $148.5 million more cash used for short-term investments in the six months ended July 31, 2024 from the timing of purchases and maturities of our investments. Payments for property and equipment, net of insurance recoveries, were $2.1 million higher compared to the same period last year, primarily due to increased development of our internal-use software in the six months ended July 31, 2024. We purchased Togai for $19.8 million, net of cash acquired, in the six months ended July 31, 2024, compared to $4.5 million paid in contingent consideration in connection with our acquisition of Zephr in the six months ended July 31, 2023.
Financing Activities
Net cash provided by financing activities for the six months ended July 31, 2024 of $7.6 million was due to $4.5 million of proceeds from issuance of common stock under the ESPP, and $3.1 million of exercise proceeds from employee stock options.
The increase in net cash provided by financing activities of $1.9 million compared to the six months ended July 31, 2023 was due to an increase in employee stock options exercised in the current quarter.

Obligations and Other Commitments
Our material cash requirements from known contractual and other obligations consist of payments of interest and principal under the 2029 Notes, a contractual commitment to one of our vendors for cloud computing services, and payments under our operating leases. For more information, please refer to Note 9. Debt, Note 14. Commitments and Contingencies, and Note 13. Leases, respectively, of the Notes to Condensed Consolidated Financial Statements. As of July 31, 2024, our contractual obligations totaled $581.0 million with $54.9 million committed within the next twelve months.
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us, or from data breaches or intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. As of July 31, 2024, no demands had been made upon us to provide indemnification under such agreements and there were no claims that we are aware of that could have a material effect on our unaudited condensed consolidated balance sheets, unaudited condensed consolidated statements of comprehensive loss, or unaudited condensed consolidated statements of cash flows.
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
Our significant accounting policies are discussed in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements in our Annual Report on Form 10-K. Any significant changes to these policies during the six months ended July 31, 2024 are described in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements to our unaudited condensed consolidated financial statements provided herein.
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

Foreign Currency Exchange Risk
Our sales contracts are denominated predominantly in U.S. Dollars, British Pounds (GBP), Euros, and Japanese Yen. A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the GBP and Chinese Yuan. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our unaudited condensed consolidated statement of comprehensive loss. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our unaudited condensed consolidated financial statements for the six months ended July 31, 2024 and 2023. Given the effects of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Interest Rate Risk
We had cash and cash equivalents and short-term investments of $543.5 million as of July 31, 2024. Our cash and cash equivalents and short-term investments are held for working capital purposes. We do not make investments for trading or speculative purposes. A significant decrease in these market rates may adversely affect our expected operating results. The 2029 Notes have a fixed interest rate and therefore are not impacted by market rates.
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
As of July 31, 2024, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents and short-term investments or interest owed on our outstanding debt. Fluctuations in the value of our cash equivalents and short-term investments caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities prior to maturity. In addition, a hypothetical 10% relative change in interest rates would not have had a material impact on our operating results for the six months ended July 31, 2024.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of July 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.
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

•Our increased focus on the development and use of various types of AI in our platform and our business, as well as our potential failure to effectively implement, use, and market AI could adversely affect our business.
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
Our ability to grow revenue will depend, in large part, upon our ability to grow and convert our pipeline by attracting new customers. This may be particularly challenging where an organization has already invested substantial resources into its financial management tools, including custom-built solutions and may be reluctant to adopt our products and services. This often requires us to engage in sophisticated, costly, and lengthy sales efforts with functional experts and senior management at such organizations. For example, during the six months ended July 31, 2024, sales and marketing expenses represented approximately 32% of our total revenue. Although we dedicate significant resources to sales and marketing programs, such programs may take longer than we anticipate to have the desired effect, or may not expand sales at all.
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
We have historically faced intense competition for talented employees. While our future success depends on our continuing ability to attract, train, engage, assimilate, and retain such qualified individuals, we could experience heightened attrition of those highly skilled employees and others with significant institutional knowledge and expertise, adversely impacting productivity and our corporate culture. In addition, attracting and retaining highly skilled personnel is costly, and we may lose new employees before we realize the benefit of our investment in recruiting and training them. If we are unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational, and managerial requirements on a timely basis or at all, our business may be adversely affected. Further, given that our employees continue to be distributed globally and most of our employees continue to work remotely in some capacity, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture.
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

In order to attract and retain personnel in a competitive marketplace, we believe that we must provide a competitive compensation package, including cash and equity-based compensation. Many of our senior personnel and other key employees hold a substantial amount of equity awards and shares and volatility or lack of appreciation in our stock price may affect our ability to attract and retain our senior personnel and key employees. If our stock price is depressed for an extended period of time or if the exercise price of outstanding stock options is significantly above the market price of our Class A common stock (or, conversely, if outstanding equity or vested equity awards have significantly appreciated in value), employees may leave us. We therefore may modify our compensation policies by, for example, increasing cash compensation to certain employees or modifying existing share options, which may increase our operating expenses and dilute our shareholders. Alternatively, we may elect to reduce equity compensation to mitigate the effects of dilution, which could adversely impact employee retention. We cannot be certain that these and any other changes in our compensation policies will or would improve our ability to attract, retain and motivate employees.
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
•political unrest, changes and uncertainty associated with terrorism, hostilities, war (including the ongoing conflicts in Ukraine and Israel), natural disasters, pandemics, and potential disruptions to the global banking system; and
•potential costs to attract, onboard, retain, and motivate qualified personnel.
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
Our industry and the market for our solutions are characterized by rapid technological change and innovations (such as the use of AI and machine learning technologies), frequent new product and service introductions and enhancements, changing customer demands, and evolving industry standards. If we are unable to develop new products that achieve market acceptance, provide enhancements and new features, or innovate quickly enough to keep pace with these rapid technological developments, our business could be harmed. Additionally, because we provide billing and finance solutions to help our customers with compliance and financial reporting, changes in law, regulations, and accounting standards could impact the usefulness of our products and services and could necessitate changes or modifications to our products and services to accommodate such changes. Monetization products and services, including our billing, payments and revenue recognition offerings, are inherently complex, and our ability to implement our multi-product strategy, including developing, releasing, marketing and selling new products and services or enhancements, new features and modifications to our existing products and services depends on several factors, including our internal departments aligning their respective responsibilities, timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies and our solutions, and overall market acceptance. We cannot be sure that we will succeed in developing, marketing, and delivering on a timely and cost-effective basis enhancements or improvements to our platform or any new products and services that respond to continued changes in monetization practices or new customer requirements, nor can we be sure that any enhancements or improvements to our platform or any new products and services will achieve market acceptance. Since developing our solutions is complex, the timetable for the release of new products and enhancements to existing products is difficult to predict, and we may not offer new products and updates as rapidly as our customers require or expect. In addition, our product development efforts could be delayed or otherwise adversely impacted if there is an adverse geopolitical event in the countries where we operate, including in China, where we continue to employ a sizable number of research and development employees despite relocating a portion of such employees to other countries. Any new products or services that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate sufficient revenue. The introduction of new products and enhancements could also increase costs associated with customer support and customer success as demand for these services increase. This increase in cost could adversely impact profit margins, including our gross margin. Moreover, even if we introduce new products and services, we may experience a decline in revenue of our existing products and services that is not offset by revenue from the new products or services. For example, customers may delay making purchases of new products and services to permit them to make a more thorough evaluation of these products and services or until industry and marketplace reviews become widely available. Some customers may hesitate to migrate to a new product or service due to concerns regarding the complexity of migration or performance of the new product or service. In addition, we may lose existing customers who choose a competitor’s products and services or choose to utilize internally developed applications instead of our products and services. This could result in a temporary or permanent revenue shortfall and adversely affect our business.
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
Our business strategy includes acquiring other complementary products, technologies, or businesses, such as our acquisitions of Zephr Inc Limited (Zephr) in September 2022, Togai in May 2024, and Sub(x), an AI solution for digital publishing and media companies, in August 2024. We regularly evaluate and consider potential strategic transactions. An acquisition, investment, or business relationship may result in unforeseen operating difficulties and expenditures that may impact our operating results. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of the acquired companies, particularly if the key personnel of the acquired companies choose not to work for us, if an acquired company’s software is not easily adapted to work with ours, or if we have difficulty retaining the customers of any acquired business due to changes in management or otherwise.
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
We conduct our business activities in various foreign countries and have operations in North America, Europe, Asia, and Australia. During the six months ended July 31, 2024, we derived approximately 37% of our total revenue from customers located outside the United States. Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple cultures, customs, legal systems, regulatory systems, and commercial infrastructures. International expansion requires us to invest significant funds and other resources. Our operations in international markets may not develop at a rate that supports our level of investment. Our international operations, including any future expansion, may subject us to risks, including with:
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

In addition, geopolitical tensions in countries where we operate may increase our costs of or otherwise prevent us from operating in these countries. If authorities in these locations impose costly or overly burdensome requirements or other sanctions, we may not be able to continue or may need to limit our operations in these countries. For example, we have a sizable number of research and development employees in China. If trade relations between the U.S. and China continue to deteriorate or if sanctions or other regulatory requirements are imposed on our operations in China, it could negatively impact our business operations, product development plans, operating results, and financial condition.
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
We generally charge our customers a flat fee for their use of our platform and modules and a variable fee based on the amount of transaction volume they process through our system and the number of their subscribers. If our customers do not increase their transaction volume or the number of their subscribers, or an event outside of our control, such as an economic downturn, reduces their transaction volume or the number of their subscribers, our revenue may be adversely impacted by customers reducing their contracted transaction volume. As the market moves to hybrid pricing models, we have and expect in the future to need to change our pricing model from time to time. As the market for our products matures, or as new competitors introduce new products or services that compete with ours or reduce their prices, we may be unable to attract or retain customers at the same price or based on the same pricing models as we have used historically. We may experience pressure to change our pricing model to defer fees until our customers have fully deployed our solutions. Moreover, larger organizations, which comprise a large and growing component of our sales efforts, may demand substantial price concessions. As a result, in the future, we may be required to reduce our prices or change our pricing model, which could adversely affect our revenue, gross margin, profitability, financial position, and cash flow.

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
Our solutions involve the storage, transmission and processing of our customers’ proprietary data, including highly confidential financial information regarding their business, and personal or confidential information of our customers' customers or other end users. Additionally, we maintain our own proprietary, confidential and otherwise sensitive information, including employee information. While we have security measures in place designed to protect customer information and prevent data loss and other security breaches, these measures may be breached as a result of third-party action, including cyberattacks or other intentional misconduct by computer hackers, employee error, malfeasance or otherwise. As more companies and individuals work remotely and threat actors utilize emerging technologies such as AI and machine learning, the risk of a cybersecurity incident occurring increases and potentially exposes us to new, complex threats. Additionally, due to political uncertainty and military actions such as those associated with the conflicts in Ukraine and Israel, we and our service providers are vulnerable to heightened risks of cybersecurity incidents and security and privacy breaches from or affiliated with nation-state actors. If any unauthorized or inadvertent access to, or a security breach or incident impacting our platform or other systems or networks used in our business occurs, such event could result in the loss, alteration, or unavailability of data, unauthorized access to, or use or disclosure of data, and any such event, or the belief or perception that it has occurred, could result in a loss of business, severe reputational damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, indemnity obligations, and damages for contract breach or penalties for violation of applicable laws or regulations.
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
Additionally, laws and regulations relating to the processing of information can vary significantly based on the jurisdiction. Some regions and countries have or are enacting strict laws and regulations, including the European Union (EU), China, Australia, and India, as well as states within the United States, such as California, that may create conflicts, obligations or inconsistent compliance requirements. Despite our efforts to comply with these varying requirements, a regulator or supervisory authority may determine that we have not done so and subject us to fines, potentially costly remediation requirements, and public censure, which could harm our business. For example, the European Union’s General Data Protection Regulation (GDPR) mandates requirements for processing personal information and imposes penalties of up to the greater of €20 million or 4% of worldwide revenue for non-compliance. In addition, in the United States, we may be subject to both federal and state laws. Certain U.S. state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to the protection of personal information than federal, international, or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, California continues to be a critical state with respect to evolving consumer privacy laws after enacting the California Consumer Privacy Act (CCPA), amended by the California Privacy Rights Act (the CPRA), which took effect in January 2023 and expanded the CCPA’s requirements, including by adding new rights for individuals regarding their personal information and establishing a new regulatory agency to implement and enforce the law. Failure to comply with the CCPA and the CPRA may result in significant civil penalties, injunctive relief, or statutory or actual damages as determined by the California Privacy Protection Agency and California Attorney General through its investigative authority.
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
Our agreement with AWS expires in July 2027. AWS and our other cloud providers do not have an obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with these providers on commercially reasonable terms, if our agreements with our providers are prematurely terminated, or if in the future we add additional public cloud providers, we may experience additional costs or service downtime in connection with the transfer to, or the addition of, new public cloud providers. If these providers were to increase the cost of their services, we may have to increase the price of our solutions, and our operating results may be adversely impacted.
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
Our ability to use our NOL carryforwards to offset future taxable income or our research and development tax credits to offset our future taxes may be subject to certain limitations which could subject our business to higher tax liability.
Our federal NOLs arising in tax years beginning before December 31, 2017 are subject to a 20-year carryover limitation and may expire if unused within that period. Our state NOLs and our federal and state research and development tax credits are subject to similar limitations. Our federal NOLs arising in tax years beginning after December 31, 2017 do not expire and are available to reduce future federal taxable income, if any, over an indefinite period. However, for tax years beginning after December 31, 2020, the utilization of those NOL carryforwards in any given year is limited to 80% of our taxable income in such year.
There may be periods during which the use of NOLs or certain tax credits is suspended or otherwise limited. California Senate Bill 167 (SB 167), signed into law on June 27, 2024, suspends the California NOL deductions for certain taxpayers and limits certain California tax credits, including the research and development tax credit, for 2024, 2025 and 2026.
Utilization of NOLs and research and development tax credit carryforwards also may be subject to a substantial annual limitation due to the “ownership change” limitations provided by Section 382 and 383 of the Internal Revenue Code of 1986, as amended, and other similar state provisions. Any annual limitation may result in the expiration of NOL and tax credit carryforwards before utilization. As a result of the limitations described herein, we may not be able to realize a tax benefit from the use of our NOLs or tax credits, whether or not we attain profitability.
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
If we raise additional funds through equity or convertible debt issuances such as the 2029 Notes, our existing stockholders may suffer significant dilution, and these securities could have rights, preferences, and privileges that are superior to that of holders of our common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve additional restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. Our 2029 Notes, for example, restrict our ability to incur additional indebtedness, including secured indebtedness. Our credit facility also contains restrictive and financial covenants and is secured by substantially all of our non-intellectual property assets.

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
As of July 31, 2024, a total of 143.0 million shares of Class A common stock and 8.5 million shares of Class B common stock were outstanding. The issuance and sale of a substantial number of shares of our Class A common stock, including as a result of the exercise or conversion into Class A common stock of outstanding convertible notes, warrants, equity awards, shares of Class B common stock or other securities, could result in significant dilution to our existing stockholders and cause the market price of our Class A common stock to decline. The perception that such issuances could occur could also adversely affect the market price of our Class A common stock. From time to time, we may also issue shares of common stock or securities convertible into shares of common stock in connection with a financing, an acquisition, investments, or otherwise. For example, as described in Note 9. Debt of the Notes to Condensed Consolidated Financial Statements, we issued to Silver Lake 2029 Notes in the aggregate principal amount of $400.0 million, as well as Warrants initially exercisable for up to 7.5 million shares of Class A common stock. In addition, under certain circumstances, the number of shares issuable upon conversion of the 2029 Notes or exercise of the Warrants may be subject to increase, as described in Note 9. Debt and Note 10. Warrants to Purchase Shares of Common Stock of the Notes to Condensed Consolidated Financial Statements. The conversion of these convertible notes or exercise of these Warrants could result in a substantial number of shares of our Class A common stock being issued.
In addition, we grant equity awards to employees, directors, and consultants under our 2018 Equity Incentive Plan on an ongoing basis and our employees have the right to purchase shares of our Class A common stock semi-annually under our 2018 Employee Stock Purchase Plan. As of July 31, 2024, there were a total of 20.3 million shares of Class A common stock subject to outstanding options and restricted stock units (RSUs), including performance stock units (PSUs). Subject to vesting and other applicable requirements, the shares issued upon the exercise of such options or settlement of such RSUs will be available for resale in the open market. Moreover, the market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market over a short period of time, such as sales by our directors, executive officers, or significant stockholders, sales by Zuora for employee tax withholding purposes upon vesting of RSUs or PSUs, and sales by employees during limited open trading windows.
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
Our common stock consists of two classes, including our Class B common stock, which has ten votes per share, and our Class A common stock, which has one vote per share. As of July 31, 2024, our Class B common stock held approximately 37% of the total voting power of our common stock, with our CEO and his affiliates holding substantially all of our Class B common stock. As a result, the holders of our Class B common stock, including our CEO, could substantially influence all matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the outstanding shares of Class B common stock, (ii) April 16, 2028, and (iii) the date the shares of Class B common stock cease to represent at least 5% of all outstanding shares of our common stock (such date referred to as the "Class B expiration"). Until the Class B expiration, the concentrated influence held by our Class B common stock limits or precludes your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:
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
Moreover, any potential disruptions in the banking system, both in the U.S. or abroad, may impact our or our customers’ liquidity and, as a result, adversely impact our business and operating results.
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
Natural disasters, pandemics and epidemics, or other catastrophic events such as fire, power shortages, and other events beyond our control may cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse and material effect on our business, operating results, and financial condition. For example, as a result of the COVID-19 pandemic and its impacts on the global economy and financial markets, we experienced certain disruptions to our business operations, including delays and lengthening of our customary sales cycles, certain customers not purchasing or renewing our products or services, and requests for pricing and payment concessions by certain customers. In the event of the development of other public health emergencies, climate change, pandemics, or epidemics, we could experience similar or more significant impacts to our operations, which may adversely impact our business, financial condition and operating results. More generally, the extent to which a public health crisis or other catastrophic event could adversely affect economies and financial markets and lead to an economic downturn is highly uncertain and could harm our business, financial condition, operating results and liquidity.
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
Certain investors, legislators, regulators, employees, and other stakeholders, including those in Europe, where we have a significant number of customers, focus on corporate responsibility, including ESG factors. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our corporate responsibility policies are inadequate. Standards and laws by which ESG efforts are tracked and measured continue to evolve. For example, in March 2024, the SEC adopted final rules aimed at enhancing and standardizing climate-related disclosures, which includes quantitative and qualitative climate-related disclosures, which were subsequently stayed by the SEC. Our efforts to abide by these developing standards and laws, if and when they go into effect, may require significant expenditures. In May 2022, we announced our commitment to remain carbon neutral going forward, including by purchasing high quality carbon offsets in future years, which may become increasingly more expensive. In addition, the corporate responsibility criteria could change, which could result in greater expectations of us and cause us to undertake more costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements

During the three months ended July 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Zuora securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number		Incorporated By Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act					X
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).					X
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

ZUORA, INC.

Date: August 29, 2024	By:	/s/ Todd McElhatton
Todd McElhatton
Chief Financial Officer (Principal Financial Officer)

Date: August 29, 2024	By:	/s/ Matthew Dobson
Matthew Dobson
Chief Accounting Officer (Principal Accounting Officer)