Form 10-Q
period 2024-10-31
ZUORA INC
filed 2024-12-09
CIK 1423774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2024
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

As of November 30, 2024, the number of shares of the Registrant’s Class A common stock outstanding was 145.1 million and the number of shares of the Registrant’s Class B common stock outstanding was 8.6 million.

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
This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. All statements contained in this Form 10-Q, other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. Words such as “believes,” “may,” “will,” "determine," “estimates,” “potential,” "possible," “continues,” “anticipates,” “intends,” “expects,” “could,” “would,” “projects,” “plans,” “targets,” "may affect," "seek," "future," strategy," "likely," "should," "shall," and variations of such words and similar expressions are intended to identify forward-looking statements.
Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements about our expectations regarding:
•our Proposed Merger (as defined herein), including the ability of the parties to consummate the Proposed Merger, if at all, on the anticipated terms and timing, including obtaining the stockholder and regulatory approvals, and the satisfaction of other conditions to the completion of the Proposed Merger;
•uncertainties about the pendency or completion of the Proposed Merger and the effect of the Proposed Merger on employees, customers, and other third parties who deal with Zuora and on our business, operating results, and financial condition generally;
•potential payment of the Zuora Termination Fee (as defined herein) under specified circumstances if the Merger Agreement (as defined herein) is terminated;
•the outcome of any current or potential litigation relating to the Proposed Merger against us, Parent (as defined herein) or Merger Sub (as defined herein) or our/their respective officers and members of our/their Board of Directors relating to the Proposed Merger;
•the possibility of negative publicity or negative impression of Zuora in the financial markets resulting from the announcement and pendency of the Proposed Merger;
•the significant transaction-related costs we will continue to incur in connection with the Proposed Merger, whether or not the Proposed Merger will be consummated;
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

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements
ZUORA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	October 31, 2024	January 31, 2024
Assets
Current assets:
Cash and cash equivalents	$277,615	$256,065
Short-term investments	280,909	258,120
Accounts receivable, net of allowance for credit losses of $1,634 and $2,142 as of October 31, 2024 and January 31, 2024, respectively	82,414	124,602
Deferred commissions, current portion	15,995	15,870
Prepaid expenses and other current assets	25,183	23,261
Total current assets	682,116	677,918
Property and equipment, net	27,403	25,961
Operating lease right-of-use assets	20,591	22,462
Purchased intangibles, net	23,146	10,082
Deferred commissions, net of current portion	24,941	27,250
Goodwill	73,903	56,657
Other assets	4,972	3,506
Total assets	$857,072	$823,836
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$761	$3,161
Accrued expenses and other current liabilities	45,167	32,157
Accrued employee liabilities	29,860	37,722
Deferred revenue, current portion	177,436	199,615
Operating lease liabilities, current portion	7,030	6,760
Total current liabilities	260,254	279,415
Long-term debt	368,348	359,525
Deferred revenue, net of current portion	860	2,802
Operating lease liabilities, net of current portion	32,573	37,100
Deferred tax liabilities	4,066	3,725
Other long-term liabilities	6,781	7,582
Total liabilities	672,882	690,149
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A common stock	15	14
Class B common stock	1	1
Additional paid-in capital	1,067,329	964,141
Accumulated other comprehensive loss	(410)	(859)
Accumulated deficit	(882,745)	(829,610)
Total stockholders’ equity	184,190	133,687
Total liabilities and stockholders’ equity	$857,072	$823,836
See notes to unaudited condensed consolidated financial statements.

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Revenue:
Subscription	$105,253	$98,048	$308,263	$283,232
Professional services	11,676	11,801	33,831	37,760
Total revenue	116,929	109,849	342,094	320,992
Cost of revenue:
Subscription	23,954	20,378	67,207	62,304
Professional services	14,383	14,650	43,483	47,851
Total cost of revenue	38,337	35,028	110,690	110,155
Gross profit	78,592	74,821	231,404	210,837
Operating expenses:
Research and development	26,833	27,504	76,853	79,428
Sales and marketing	36,597	40,245	108,579	124,488
General and administrative	26,880	15,893	71,351	54,160
Total operating expenses	90,310	83,642	256,783	258,076
Loss from operations	(11,718)	(8,821)	(25,379)	(47,239)
Change in fair value of debt derivative and warrant liabilities	(20,174)	6,997	(29,115)	2,241
Interest expense	(7,045)	(5,610)	(20,781)	(14,604)
Interest and other income (expense), net	6,505	2,272	19,988	13,639
Loss before income taxes	(32,432)	(5,162)	(55,287)	(45,963)
Income tax (benefit) provision	(226)	340	(2,152)	1,396
Net loss	(32,206)	(5,502)	(53,135)	(47,359)
Comprehensive loss:
Foreign currency translation adjustment	462	(696)	386	(1,383)
Unrealized gain (loss) on available-for-sale securities	248	(18)	63	494
Comprehensive loss	$(31,496)	$(6,216)	$(52,686)	$(48,248)
Net loss per share, basic and diluted	$(0.21)	$(0.04)	$(0.36)	$(0.34)
Weighted-average shares outstanding used in calculating net loss per share, basic and diluted	152,263	141,488	149,457	138,789
See notes to unaudited condensed consolidated financial statements.

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Nine Months Ended October 31, 2024
						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, January 31, 2024	137,792	$14	8,240	$1	$964,141	$(859)	$(829,610)	$133,687
Conversion of Class B common stock to Class A common stock	819	—	(819)	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	1,611	—	3,372	—	—	3,372
RSU releases	5,626	1	—	—	—	—	—	1
Issuance of common stock under the ESPP	840	—	—	—	4,481	—	—	4,481
Stock-based compensation	—	—	—	—	69,102	—	—	69,102
Reclassification of debt conversion and warrant liabilities to equity	—	—	—	—	27,780	—	—	27,780
Shares withheld related to net share settlement of stock options	—	—	(392)	—	(1,547)	—	—	(1,547)
Other comprehensive income	—	—	—	—	—	449	—	449
Net loss	—	—	—	—	—	—	(53,135)	(53,135)
Balance, October 31, 2024	145,077	$15	8,640	$1	$1,067,329	$(410)	$(882,745)	$184,190

	Three Months Ended October 31, 2024
						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, July 31, 2024	143,006	$14	8,471	$1	$1,043,691	$(1,120)	$(850,539)	$192,047
Conversion of Class B common stock to Class A common stock	59	—	(59)	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	620	—	252	—	—	252
RSU releases	2,012	1	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	24,933	—	—	24,933
Shares withheld related to net share settlement of stock options	—	—	(392)	—	(1,547)	—	—	(1,547)
Other comprehensive income	—	—	—	—	—	710	—	710
Net loss	—	—	—	—	—	—	(32,206)	(32,206)
Balance, October 31, 2024	145,077	$15	8,640	$1	$1,067,329	$(410)	$(882,745)	$184,190

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

ZUORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(53,135)	$(47,359)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	14,715	13,684
Stock-based compensation	69,102	77,973
Provision for credit losses	2,117	457
Amortization of deferred commissions	13,946	14,415
Reduction in carrying amount of right-of-use assets	3,470	4,876
Change in fair value of debt derivative and warrant liabilities	29,115	(2,241)
Other	(2,418)	2,630
Changes in operating assets and liabilities:
Accounts receivable	40,149	12,476
Prepaid expenses and other assets	(2,657)	878
Deferred commissions	(12,107)	(12,013)
Accounts payable	(2,529)	(634)
Accrued expenses and other liabilities	6,843	(82,904)
Accrued employee liabilities	(7,986)	509
Deferred revenue	(24,439)	(7,461)
Operating lease liabilities	(7,476)	(10,962)
Net cash provided by (used in) operating activities	66,710	(35,676)
Cash flows from investing activities:
Purchases of property and equipment	(9,252)	(6,913)
Purchases of short-term investments	(240,093)	(66,665)
Maturities of short-term investments	222,279	175,128
Cash paid for acquisition, net of cash acquired	(24,786)	(4,524)
Net cash (used in) provided by investing activities	(51,852)	97,026
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	—	145,861
Proceeds from issuance of common stock upon exercise of stock options	3,372	1,000
Proceeds from issuance of common stock under employee stock purchase plan	4,481	4,765
Payment for taxes related to net share settlement of stock options	(1,547)	—
Net cash provided by financing activities	6,306	151,626
Effect of exchange rates on cash and cash equivalents	386	(1,383)
Net increase in cash and cash equivalents	21,550	211,593
Cash and cash equivalents, beginning of period	256,065	203,239
Cash and cash equivalents, end of period	$277,615	$414,832
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases accrued or in accounts payable	$1	$68
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
On September 2, 2022, Zuora acquired Zephr Inc Limited (Zephr), a leading subscription experience platform used by global digital publishing and media companies. Additional information regarding the Zephr acquisition is contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, filed with the SEC on March 26, 2024 (Annual Report on Form 10-K). On May 9, 2024, Zuora acquired Togai Inc. and its subsidiary (Togai), a privately held metering and rating solution company. On August 16, 2024, Zuora acquired Zeddit Limited (Sub(x)), an AI solution for digital publishing and media companies. We have included the financial results of Togai and Sub(x) in our condensed consolidated financial statements from the date of acquisition. Refer to Note 19. Acquisitions for further information.
References to “Zuora”, “us”, “our”, or “we” in these notes refer to Zuora, Inc. and its subsidiaries on a consolidated basis.
Proposed Merger
On October 17, 2024, Zuora entered into an Agreement and Plan of Merger (the Merger Agreement) with Zodiac Purchaser, L.L.C., a Delaware limited liability company (Parent), and Zodiac Acquisition Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Parent (Merger Sub), that, among other things and subject to the terms and conditions set forth therein, provides for the merger of Merger Sub with and into Zuora (the Proposed Merger), with Zuora continuing as the surviving corporation in the Proposed Merger and becoming a wholly owned subsidiary of Parent. Parent and Merger Sub are indirectly controlled by private investment funds affiliated with Silver Lake Group, L.L.C. (Silver Lake Group). The transaction includes a significant minority investment from an affiliate of GIC Pte. Ltd.
Under the terms of the Merger Agreement, at the effective time of the Proposed Merger (the Effective Time), each issued and outstanding share of Class A common stock of Zuora, par value $0.0001 per share (the Class A Common Stock) and Class B common stock of Zuora, par value $0.0001 per share (the Class B Common Stock and together with the Class A Common Stock, the Common Stock), other than each share of Common Stock held in the treasury of Zuora, each Rollover Share (as defined below) and any shares of Common Stock owned by Parent or Merger Sub, as of immediately prior to the Effective Time, will be canceled and extinguished and automatically be converted into the right to receive cash in an amount equal to $10.00 per share, without interest thereon and subject to any applicable withholding taxes (the Per Share Price). If the Proposed Merger is consummated, the Class A Common Stock will no longer be publicly traded and will be de-listed from the New York Stock Exchange and de-registered under the Securities Exchange Act of 1934, as amended (Exchange Act).
The Merger Agreement contains customary representations, warranties, and covenants. The completion of the Proposed Merger is subject to the satisfaction or waiver of certain customary mutual closing conditions, including (a) the approval of the proposal to adopt the Merger Agreement by the affirmative vote of (i) the holders of a majority of the voting power of the outstanding shares (A) of capital stock of Zuora entitled to vote thereon, voting as a single class, and (B) of capital stock held by the unaffiliated Company stockholders entitled to vote thereon, voting as a single class, and (ii) the holders of a majority of the outstanding shares of Class A Common Stock and Class B

Common Stock entitled to vote thereon, each voting separately as a class (collectively, the Company Stockholder Approval), (b) the absence of any order or other action that is in effect by a governmental authority having jurisdiction over any party to the Merger Agreement or in respect of the transactions contemplated thereby restraining, enjoining or otherwise prohibiting the consummation of the Proposed Merger or applicable law that is in effect that makes consummation of the Proposed Merger illegal or otherwise prohibited and (c) the expiration or termination of the applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of consents required under certain antitrust or foreign investment laws or the expiration or termination of any applicable waiting period thereunder. The obligation of each party to consummate the Proposed Merger is also conditioned on the other party’s representations and warranties being true and correct (subject to certain customary materiality exceptions) and the other party having performed in all material respects its obligations under the Merger Agreement, and the obligation of Parent to consummate the Proposed Merger is additionally conditioned on (x) no material adverse effect on Zuora having occurred since the execution of the Merger Agreement, (y) Zuora and its subsidiaries collectively having at least $400.0 million in cash and cash equivalents and (z) the rollover of the Rollover Shares having occurred in accordance with the Support and Rollover Agreement (as defined below). The consummation of the Proposed Merger is not subject to any financing condition.
The Merger Agreement contains termination rights for each of Zuora and Parent, including, among others, (a) if the consummation of the Proposed Merger does not occur on or before July 17, 2025 (subject to an automatic extension until October 17, 2025 under specified circumstances), (b) if any order prohibiting the Proposed Merger has become final and non-appealable, (c) if the Company Stockholder Approval is not obtained following the meeting of Zuora’s stockholders for purposes of obtaining such Company Stockholder Approval, and (d) subject to certain conditions, (i) by Parent, if our Board of Directors, acting upon the recommendation of that certain special committee established by our Board of Directors on March 15, 2024 comprised solely of independent and disinterested members of our Board of Directors (the Special Committee), changes its recommendation in favor of the Proposed Merger or (ii) by Zuora, prior to the receipt of the Company Stockholder Approval, if Zuora wishes to terminate the Merger Agreement to enter into a definitive agreement providing for a Superior Proposal (as defined by the Merger Agreement). Zuora and Parent may also terminate the Merger Agreement by mutual written consent.
Zuora agreed to pay Parent a termination fee of $50.5 million in cash on termination of the Merger Agreement under specified circumstances (the Zuora Termination Fee). If the Merger Agreement is terminated as a result of Company Stockholder Approval not being obtained at the stockholder meeting, Zuora would be required to reimburse Parent for certain fees and expenses, subject to a cap of $5.0 million. Parent agreed to pay Zuora a termination fee of $101.1 million in cash on termination of the Merger Agreement under specified circumstances. If the Merger Agreement is terminated under certain circumstances, including in connection with a failure to obtain certain specified regulatory approvals, Parent would be required to pay Zuora a regulatory termination fee of $25.3 million.
In connection with the execution of the Merger Agreement, on October 17, 2024, Tien Tzuo and certain of his affiliates (collectively, the CEO Rollover Stockholders) have entered into a voting, support and rollover agreement (the Support and Rollover Agreement) with Parent, Zuora and the other parties thereto. Under the Support and Rollover Agreement, the CEO Rollover Stockholders have agreed to vote all of their respective shares of Zuora Common Stock in favor of the adoption of the Merger Agreement and certain other matters, subject to certain terms and conditions contained therein. In addition, under the Support and Rollover Agreement, immediately prior to the Effective Time, the CEO Rollover Stockholders will contribute to a direct or indirect parent company of Parent shares of Common Stock with an aggregate value (based on the Per Share Price) equal to $70.0 million in exchange for equity interests in such a direct or indirect parent company of Parent (such shares, the Rollover Shares). As a result of the Proposed Merger, the Rollover Shares contributed to such parent company of Parent by the CEO Rollover Stockholders will be canceled and extinguished without any conversion thereof or consideration paid therefor.
In connection with the Proposed Merger, Mr. Tzuo also entered into a term sheet with Parent pursuant to which, among other things, following completion of the Proposed Merger, Mr. Tzuo's existing offer letter and severance agreement will remain in effect on their current terms, provided that Mr. Tzuo's base salary and target bonus will each be increased to $750,000 and Mr. Tzuo's severance payments will be equal to two years' base salary. Following completion of the Proposed Merger, Mr. Tzuo will receive a grant of new appreciation-only equity awards in a parent entity of the surviving corporation.

Pursuant to the Merger Agreement, immediately prior to the closing of the Proposed Merger, we will purchase from Silver Lake (as defined below) a portion of our convertible senior unsecured notes due in 2029 (the 2029 Notes) in an amount to be specified by Parent, for cash at the Fundamental Change Repurchase Price (as such term is defined in the indenture governing the 2029 Notes (the Convertible Notes Indenture), and which is equal to the principal amount of the 2029 Notes to be repurchased plus all remaining scheduled interest on such 2029 Notes (accruing at the 5.50% per annum paid-in-kind interest rate) through maturity as if such 2029 Notes remained outstanding through maturity for the purposes of this calculation); provided that the aggregate amount of cash to be paid by us to repurchase such portion of the 2029 Notes shall not exceed $130.0 million. All other outstanding 2029 Notes held by Silver Lake that are not so purchased shall be contributed directly or indirectly to Parent or another affiliate thereof and following such contribution, the holders of the 2029 Notes shall no longer be entitled or permitted to exercise the Fundamental Change Repurchase Right (as such term is defined in the Convertible Notes Indenture) under the Convertible Notes Indenture, nor to trigger or exercise the Conversion Obligation (as such term is defined in the Convertible Notes Indenture) under the Convertible Notes Indenture, in each case, in respect of the Convertible Notes so contributed. With respect to the Warrants (as defined below) that were issued in connection with the issuance of the 2029 Notes, because the Per Share Price is less than the exercise price of the Warrants, no payments will be made in respect of the Warrants to holders thereof in the Proposed Merger, and the Warrants will be canceled.
The foregoing description of the Merger Agreement, the Support and Rollover Agreement, and Mr. Tzuo's offer letter and the transactions contemplated thereby does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the full text of the Merger Agreement and the Support and Rollover Agreement, which are attached as Exhibit 2.1 and Exhibit 10.1, respectively, of Zuora’s Current Report on Form 8-K filed on October 18, 2024 and incorporated by reference herein.
Pursuant to the rules adopted by the SEC, Zuora prepared and filed with the SEC on November 25, 2024 a Preliminary Proxy Statement on Schedule 14A (the Proxy Statement), containing more information about the Merger Agreement and the Proposed Merger. Once Zuora's definitive proxy statement on Schedule 14A is filed with the SEC, Zuora will set the date for the special meeting of stockholders as well as the record date, stockholders will vote on, among other things, a proposal to approve and adopt the Merger Agreement.
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
Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Our significant accounting policies are discussed in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements in our Annual Report on Form 10-K. There have been no significant changes to these policies during the nine months ended October 31, 2024.
Note 3. Investments
The amortized costs, unrealized gains and losses and estimated fair values of our short-term investments were as follows (in thousands):

	October 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$64,619	$62	$(5)	$64,676
Agency bonds	12,731	10	(17)	12,724
Corporate bonds	203,340	238	(69)	203,509
Total short-term investments	$280,690	$310	$(91)	$280,909

	January 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$98,206	$50	$(7)	$98,249
Agency bonds	26,168	38	—	26,206
Corporate bonds	103,599	83	(3)	103,679
Commercial paper	29,991	—	(5)	29,986
Total short-term investments	$257,964	$171	$(15)	$258,120
There were no material realized gains or losses from sales of marketable securities that were reclassified out of accumulated other comprehensive loss into investment income during the three and nine months ended October 31, 2024 and 2023. We had no significant unrealized losses on our available-for-sale securities as of October 31, 2024 and January 31, 2024, and we do not expect material credit losses on our current investments in future periods. All securities had stated effective maturities of less than two years as of October 31, 2024.

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

The following tables summarize our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	October 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$219,827	$—	$—	$219,827
Corporate notes and bonds	9,939	—	—	9,939
Total cash equivalents	$229,766	$—	$—	$229,766
Short-term investments:
U.S. government securities	$—	$64,676	$—	$64,676
Agency bonds	—	12,724	—	12,724
Corporate bonds	—	203,509	—	203,509
Total short-term investments	$—	$280,909	$—	$280,909
Liabilities:
Debt redemption liability[1]	$—	$—	$20,174	$20,174
Total liabilities	$—	$—	$20,174	$20,174

	January 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$207,632	$—	$—	$207,632
Corporate bonds	3,497	—	—	3,497
Total cash equivalents	$211,129	$—	$—	$211,129
Short-term investments:
U.S. government securities	$—	$98,249	$—	$98,249
Agency bonds	—	26,206	—	26,206
Corporate bonds	—	103,679	—	103,679
Commercial paper	—	29,986	—	29,986
Total short-term investments	$—	$258,120	$—	$258,120
Liabilities:
Warrant liability[2]	$—	$—	$11,992	$11,992
Debt conversion liability[1,2]	—	—	6,848	6,848
Total liabilities	$—	$—	$18,840	$18,840

_____________________________
(1) The debt redemption liability and debt conversion liability are debt derivative liabilities. For more information, see Note 9. Debt.
(2) As of June 27, 2024, we no longer account for the Silver Lake (as defined below) debt conversion or warrants as liabilities since we received stockholder approval on that date to issue the maximum number of shares of Class A Common Stock upon conversion of the notes and exercise of the warrants. As a result, we are no longer required to pay cash in lieu of issuing shares of Class A Common Stock in excess of the limitations under the New York Stock Exchange rules that applied prior to obtaining this stockholder approval. For more information, see Note 9. Debt.
Changes in our Level 3 fair value measurements were as follows (in thousands):

Debt Redemption Liability
Balance, January 31, 2024	$—
Change in fair value	20,174
Balance, October 31, 2024	$20,174

Warrant Liability
Balance, January 31, 2024	$11,992
Change in fair value through June 27, 2024	9,369
Reclassification of warrant liability to equity	(21,361)
Balance, October 31, 2024	$—

Debt Conversion Liability
Balance, January 31, 2024	$6,848
Change in fair value through June 27, 2024	(428)
Reclassification of debt conversion liability to equity	(6,420)
Balance, October 31, 2024	$—
Additional information about the debt derivative liabilities (debt redemption liability and debt conversion liability), including the fair value inputs, is included in Note 9. Debt. Additional information about the Warrant liability, including the fair value inputs, is included in Note 10. Warrants to Purchase Shares of Common Stock.
As of October 31, 2024, the net carrying amount of the 2029 Notes, defined in Note 9. Debt, was $368.3 million and the estimated fair value was $314.8 million. The fair value of the 2029 Notes is classified as a Level 3 measurement.
The carrying amounts of certain financial instruments, including cash held in bank accounts, accounts receivable, accounts payable, and accrued expenses, approximate fair value due to their relatively short maturities.

Note 5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	October 31, 2024	January 31, 2024
Prepaid software subscriptions	$7,321	$6,582
Taxes	5,722	4,348
Contract assets	3,243	1,380
Interest receivable	2,156	1,377
Prepaid insurance	997	2,305
Deposits	936	699
Prepaid hosting costs	693	1,157
Other	4,115	5,413
Total	$25,183	$23,261
Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	October 31, 2024	January 31, 2024
Internal-use software	$44,157	$35,883
Leasehold improvements	13,681	14,013
Computer equipment	11,139	11,125
Furniture and fixtures	3,148	4,276
Purchased software	1,342	1,333
	73,467	66,630
Less: accumulated depreciation and amortization	(46,064)	(40,669)
Total	$27,403	$25,961
The following table summarizes total depreciation and amortization expense related to property and equipment, including amortization of internal-use software, included primarily in General and administrative and Cost of subscription revenue in the accompanying unaudited condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Total depreciation and amortization expense	$2,804	$2,192	$7,738	$7,174

Note 7. Purchased Intangible Assets and Goodwill
The following tables summarize the purchased intangible asset balances (in thousands):

	October 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$33,003	$(11,773)	$21,230
Customer relationships	5,940	(4,256)	1,684
Trade name	1,719	(1,487)	232
Total	$40,662	$(17,516)	$23,146

	January 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$17,997	$(9,782)	$8,215
Customer relationships	5,187	(3,786)	1,401
Trade name	1,709	(1,243)	466
Total	$24,893	$(14,811)	$10,082
Purchased intangible assets are being amortized to Cost of subscription revenue in the accompanying unaudited condensed consolidated statements of comprehensive loss on a straight-line basis over their estimated useful lives ranging from three to ten years. The following table summarizes amortization expense recognized on purchased intangible assets during the periods indicated (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Purchased intangible assets amortization expense	$1,163	$607	$2,705	$2,083
Estimated future amortization expense for purchased intangible assets as of October 31, 2024 was as follows (in thousands):

Fiscal year ending:
2025 (remainder of the year)	$1,206
2026	4,361
2027	4,048
2028	3,696
2029	3,220
Thereafter	6,615
Total estimated amortization expense	$23,146

The following table represents the changes to goodwill (in thousands):

Goodwill
Balance, January 31, 2024	$56,657
Addition from acquisition	16,532
Effects of foreign currency translation	745
Other	(31)
Balance, October 31, 2024	$73,903
Note 8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	October 31, 2024	January 31, 2024
Debt redemption liability	$20,174	$—
Accrued outside services and consulting	12,098	1,499
Accrued hosting and third-party licenses	3,024	2,707
Accrued taxes	1,996	4,147
Accrued interest	1,344	1,344
Warrant liability	—	11,992
Debt conversion liability	—	6,848
Other accrued expenses	6,531	3,620
Total	$45,167	$32,157
Note 9. Debt
2029 Notes
On March 24, 2022 (Initial Closing Date), we issued the initial 2029 Notes (Initial Notes) in the aggregate principal amount of $250.0 million pursuant to an agreement with certain entities affiliated with Silver Lake Alpine II, L.P. (Silver Lake). On September 22, 2023 (Subsequent Closing Date), we issued additional 2029 Notes in the aggregate principal amount of $150.0 million (Additional Notes) under the agreement with Silver Lake. The 2029 Notes represent senior unsecured obligations of Zuora.
As a condition of the agreement with Silver Lake, we also issued warrants to Silver Lake to acquire up to 7.5 million shares of Class A Common Stock (Warrants). Refer to Note 10. Warrants to Purchase Shares of Common Stock for more information.
The purchase price of the 2029 Notes was 98% of the par value. The 2029 Notes bear interest at a rate of 3.95% per annum, payable quarterly in cash, provided that we have the option to pay interest in kind at 5.50% per annum. The 2029 Notes will mature on March 31, 2029, subject to earlier conversion or repurchase. The 2029 Notes are convertible at Silver Lake’s option into shares of our Class A Common Stock at an initial conversion rate of 50.0 shares per $1,000 principal amount ($20.00 per share, representing 20.0 million shares of Class A Common Stock), subject to customary anti-dilution adjustments. Any 2029 Notes that are converted in connection with a "Make-Whole Fundamental Change" are subject to an increase in the conversion rate under certain circumstances. The term "Make-Whole Fundamental Change" is defined in the Convertible Notes Indenture, and generally refers to a "Fundamental Change" including a change in control of Zuora that meets certain specifications or the termination of trading of Zuora's stock on the New York Stock Exchange (or the NASDAQ Global Select Market or the NASDAQ Global Market, or any of their respective successors), in each case subject to certain exceptions and exclusions described in the Convertible Notes Indenture.
On the Initial Closing Date, we concluded that the conversion option contained in the 2029 Notes qualified for a scope exception from derivative accounting and therefore was not bifurcated and accounted for separately from the Initial Notes. On the Subsequent Closing Date, we reassessed the classification of the conversion option and concluded that a portion of the conversion option no longer qualified for equity classification under ASC 815-40 as a result of the issuance of the Additional Notes, unless we either (i) obtained stockholder approval prior to issuing 20% or more of our outstanding common stock or voting power or (ii) paid cash in lieu of delivering any shares at or above such 20% threshold. At our 2024 Annual Meeting of Stockholders on June 27, 2024 (Stockholder Approval Date), our stockholders approved the issuance of the maximum number of shares Class A Common Stock upon conversion of the 2029 Notes and Warrants. As a result, there is no longer a potential requirement to pay cash in lieu of delivering any shares at or above the 20% threshold. On the Stockholder Approval Date, we reassessed the classification of the portion of the conversion option that was bifurcated and accounted for separately from the 2029 Notes as of the Subsequent Closing Date and concluded that the previously separated portion of the conversion option again qualified for a scope exception from derivative accounting as of the Stockholder Approval Date. Accordingly, we reclassified the previously separated portion of the conversion feature valued at $6.4 million as of the Stockholder Approval Date to equity.
With certain exceptions, upon a "Fundamental Change" of Zuora (as defined in the Convertible Notes Indenture), the holders of the 2029 Notes may require that we repurchase all or part of the principal amount of the 2029 Notes (Fundamental Change Repurchase Obligation) at a purchase price equal to the principal amount and accrued but unpaid interest outstanding, plus the total sum of all remaining scheduled interest payments through the remainder of the term of the 2029 Notes, at the 5.50% per annum paid-in-kind interest rate (Fundamental Change Repurchase Price). On the Initial Closing Date and Subsequent Closing Date, we concluded that the Fundamental Change Repurchase Obligation feature contained in the 2029 Notes met the definition of a derivative and required bifurcation from the 2029 Notes. However, this feature was determined to have de minimis value as of the Initial Closing Date, Subsequent Closing Date, and at the end of each reporting period through July 31, 2024 due to management’s estimates of the likelihood of certain events.
Any time on or after March 24, 2027, the holders of the 2029 Notes may require that we repurchase all or part of the principal amount of the 2029 Notes at a purchase price equal to the principal amount plus accrued interest through the date of repurchase. Upon certain events of default, the 2029 Notes may be declared due and payable (or will automatically become so under certain events of default), at a purchase price equal to the principal amount plus accrued interest through the date of repurchase. We have no right to redeem the 2029 Notes at our option prior to maturity.
As a result of the Proposed Merger we agreed to repurchase a portion of the 2029 Notes at the Fundamental Change Repurchase Price immediately prior to the closing of the Proposed Merger for a repurchase price not to exceed $130.0 million in the aggregate. We determined that this repurchase feature now has value and therefore recorded it as a debt derivative liability, referred to more specifically as the debt redemption liability, at fair value as of October 31, 2024. The debt redemption liability has a fair value of $20.2 million and is included in Accrued expenses and other current liabilities on the accompanying unaudited condensed consolidated balance sheet as of October 31, 2024. For further information on our derivative financial instruments policy, refer to Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements in our Annual Report on Form 10-K.
Deferred loan costs are being amortized to interest expense using the effective interest rate method over the five year expected life of the 2029 Notes (representing the period from the contract date to the earliest noncontingent put date of March 24, 2027), reflecting an effective interest rate of 7.6%.
The carrying value of the 2029 Notes was classified as long-term and consisted of the following (in thousands):

	October 31, 2024	January 31, 2024
2029 Notes principal	$400,000	$400,000
Unamortized deferred loan costs	(31,652)	(40,475)
Carrying value	$368,348	$359,525
Interest expense related to the 2029 Notes, included in Interest expense in the accompanying unaudited condensed consolidated statements of comprehensive loss, was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Contractual interest expense	$3,950	$3,111	$11,850	$8,049
Amortization of deferred loan costs	3,047	2,443	8,822	6,441
Total interest expense	$6,997	$5,554	$20,672	$14,490
To determine the valuation of the debt conversion liability as of the Stockholder Approval Date and as of January 31, 2024, we used a binomial lattice model to value the bifurcated derivatives contained in the 2029 Notes. To determine the valuation of the debt redemption liability as of October 31, 2024, we used a combination of a binomial lattice model and a discounted cash flow model to value the bifurcated derivatives contained in the 2029 Notes. ASC 815 does not permit an issuer to account separately for individual derivative terms and features embedded in hybrid financial instruments that require bifurcation and liability classification as derivative financial instruments. Rather, such terms and features must be combined together, and fair-valued as a single, compound embedded derivative. We selected a combination of a binomial lattice model and a discounted cash flow model to value the compound embedded derivative because we believe this technique is reflective of all significant assumptions that market participants would likely consider in negotiating the transfer of the 2029 Notes. Such assumptions include, among other inputs, stock price volatility, risk-free rates, credit risk assumptions, early redemption and conversion assumptions and scenario weightings, and the potential for future adjustment of the conversion rate due to triggering events. The discounted cash flow model was introduced during the quarter ended October 31, 2024 for the anticipated repurchase of a portion of the 2029 Notes at the Fundamental Change Repurchase Price immediately prior to the closing of the Proposed Merger described in Note 1. Overview and Basis of Presentation.
The debt conversion liability's fair value was measured using the following key inputs:

	June 27, 2024[1]	January 31, 2024
Fair value of common stock	$9.62	$9.14
Conversion price	$20.00	$20.00
Expected volatility	50.0%	47.5%
Risk-free interest rate	4.9%	3.8%
Corporate bond yield	17.9%	19.2%
Coupon interest rate	3.95%	3.95%
_____________________________
(1) On the Stockholder Approval Date of June 27, 2024, the debt conversion liability was reclassified to equity.
The debt redemption liability's fair value was measured using the following key inputs:

October 31, 2024
Fair value of common stock	$9.90
Conversion price	$20.00
Expected volatility	50.0%
Risk-free interest rate	4.5%
Corporate bond yield	15.1%
Coupon interest rate	3.95%

We recognized gains and losses on the revaluation of the debt derivative liabilities, summarized in the table below (in thousands), which are included in Change in fair value of debt derivative and warrant liabilities in the accompanying unaudited condensed consolidated statements of comprehensive loss. Refer to Note 4. Fair Value Measurements for the fair value of the debt derivative liabilities.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
(Loss) gain on change in fair value of debt derivative liabilities	$(20,174)	$287	$(19,746)	$287
Debt Agreement
We have a $30.0 million secured revolving credit facility under an agreement with Silicon Valley Bank, a division of First-Citizens Bank & Trust. This credit facility matures in October 2025. The interest rate under the credit facility is equal to the prime rate published by the Wall Street Journal minus 1.0%. We have not drawn down any amounts under the facility as of October 31, 2024.
Note 10. Warrants to Purchase Shares of Common Stock

In connection with the issuance of the 2029 Notes (discussed Note 9. Debt), we issued to Silver Lake Warrants to acquire up to 7.5 million shares of Class A Common Stock, exercisable for a period of approximately seven years from the Initial Closing Date, which are comprised of (i) Warrants to purchase up to 2.5 million shares of Class A Common Stock, exercisable at $20.00 per share, (ii) Warrants to purchase up to 2.5 million shares of Class A Common Stock, exercisable at $22.00 per share, and (iii) Warrants to purchase up to 2.5 million shares of Class A Common Stock, exercisable at $24.00 per share. In addition, Silver Lake can elect to exercise the Warrants on a net-exercise basis. In the event of a "Make-Whole Fundamental Change" (as defined in the Form of Warrant, which has a similar definition as in the Convertible Notes Indenture, described above in Note 9. Debt), the number of shares issuable by Zuora upon exercise of the Warrants may be increased, and the exercise price for the Warrants adjusted. Immediately prior to the Effective Time, each Warrant that is outstanding and unexercised immediately prior to the Effective Time will cease to represent a warrant exercisable for shares of our Common Stock, and the holder thereof will have the right to receive, upon exercise of the Warrant, the same amount of cash as it would have been entitled to receive pursuant to the terms of the applicable Warrant Agreement (as defined in the Proxy Statement) if such holder had, immediately after the Effective Time, exercised such Warrant for cash. Because the Per Share Price is less than the exercise price of the Warrants, no payments will be made in respect of the Warrants to holders thereof in the Proposed Merger, and the Warrants will be canceled. As of October 31, 2024, all 7.5 million Warrants were outstanding.
On the Initial Closing Date, we classified a portion of the Warrants as a current liability due to certain settlement provisions in the Warrants. Under certain make-whole fundamental change scenarios, we would be required to, at our option, either (i) obtain shareholder approval prior to issuing 20% or more of our outstanding common stock or (ii) pay cash in lieu of delivering any shares at or above such 20% threshold. As a result, we concluded that approximately 2.8 million Warrants valued at $12.0 million as of the Initial Closing Date did not qualify for equity classification under ASC 815-40, pursuant to our sequencing policy. As a result of the issuance of the Additional Notes, we reassessed the classification of the Warrants and concluded that no Warrants qualified for equity classification under ASC 815-40. Accordingly, we reclassified 4.7 million Warrants valued at $7.7 million from equity to liability as of the Subsequent Closing Date. On the Stockholder Approval Date, our stockholders approved the issuance of the maximum number of shares of Class A Common Stock upon exercise of the Warrants and therefore there is no longer a potential requirement to pay cash in lieu of delivering any shares at or above the 20% threshold. On the Stockholder Approval Date, we reassessed the classification of the Warrants and concluded that all Warrants fully qualified for a scope exception from derivative accounting as of the Stockholder Approval Date. Accordingly, we reclassified the Warrants valued at $21.4 million as of the Stockholder Approval Date to equity. We will reassess the classification of the Warrant liability in future reporting periods to determine if any change is required.

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
We recognized losses on the revaluation of the liability-classified Warrants, summarized in the table below (in thousands), which are included in Change in fair value of debt derivative and warrant liabilities in the accompanying unaudited condensed consolidated statements of comprehensive loss. Refer to Note 4. Fair Value Measurements for the fair value of the liability-classified Warrants.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Gain (loss) on change in fair value of warrant liability	N/A	$6,710	$(9,369)	$1,954
Note 11. Deferred Revenue and Performance Obligations
The following table summarizes revenue recognized during the period that was included in the deferred revenue balance at the beginning of each respective period (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Revenue recognized from deferred revenue	$89,656	$80,407	$178,041	$153,729
As of October 31, 2024, total remaining non-cancellable performance obligations under our subscription contracts with customers was approximately $575.1 million and we expect to recognize revenue on approximately 55% of these remaining performance obligations over the next 12 months. Remaining performance obligations under our professional services contracts as of October 31, 2024 were not material.

Note 12. Geographical Information
Disaggregation of Revenue
Revenue by country, based on the customer’s address at the time of sale, was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
United States	$73,411	$70,312	$215,156	$205,067
Others	43,518	39,537	126,938	115,925
Total	$116,929	$109,849	$342,094	$320,992
Percentage of revenue by geographic area:
United States	63%	64%	63%	64%
Other	37%	36%	37%	36%
Other than the United States, no individual country exceeded 10% of total revenue for the three and nine months ended October 31, 2024 and 2023.
Long-lived assets
Long-lived assets, which consist of property and equipment, net, deferred commissions, purchased intangible assets, net and operating lease right-of-use assets by geographic location, are based on the location of the legal entity that owns the asset. As of October 31, 2024 and January 31, 2024, no individual country exceeded 10% of total long-lived assets other than the United States.

Note 13. Leases
We have non-cancelable operating leases for our offices located in the U.S. and abroad. As of October 31, 2024, these leases expire on various dates between 2026 and 2030. Certain lease agreements include one or more options to renew, with renewal terms that can extend the lease up to seven years. We have the right to exercise or forego the lease renewal options. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The components of our long-term operating leases and related operating lease cost were as follows (in thousands):

	October 31, 2024	January 31, 2024
Operating lease right-of-use assets	$20,591	$22,462

Operating lease liabilities, current portion	$7,030	$6,760
Operating lease liabilities, net of current portion	32,573	37,100
Total operating lease liabilities	$39,603	$43,860

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Operating lease cost[1]	$1,590	$2,117	$5,581	$6,526

_____________________________
(1) Includes costs related to our short-term operating leases and is net of sublease income as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Short-term operating lease costs	$186	$146	$1,011	$387
Sublease income	$(369)	$(98)	$(590)	$(293)
The future maturities of long-term operating lease liabilities for each fiscal year were as follows (in thousands):

Maturities of Operating Lease Liabilities
2025 (remainder of the year)	$1,752
2026	9,381
2027	8,631
2028	8,034
2029	6,881
Thereafter	10,608
Total lease payments	45,287
Less imputed interest	(5,684)
Present value of lease liabilities	$39,603
Other supplemental information related to our long-term operating leases includes the following (dollars in thousands):

	October 31, 2024	January 31, 2024
Weighted-average remaining operating lease term	5.2 years	5.9 years
Weighted-average operating lease discount rate	5.0%	5.1%

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases	$2,194	$3,143	$7,550	$10,671
New right-of-use assets obtained in exchange for lease liabilities:
Operating leases obtained	$—	$427	$1,615	$7,400

As of October 31, 2024, we had $0.2 million of undiscounted future payments for an operating lease that has not yet commenced, which is excluded from the tables above and is not yet recognized in our consolidated balance sheets. This operating lease is expected to commence in the fourth quarter of the current fiscal year and has a lease term of 13 months.
Note 14. Commitments and Contingencies
Letters of Credit
In connection with the execution of certain facility leases, we had a bank issued irrevocable letter of credit for $3.0 million as of October 31, 2024, and letters of credit for $4.5 million as of January 31, 2024. No draws have been made under such letters of credit.

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

Other Contractual Obligations
We have a contractual obligation to spend a minimum of $30.0 million in purchases of cloud computing services provided by one of our vendors for each of the years ending July 31, 2025, 2026, and 2027. As of October 31, 2024, we have a remaining commitment of $21.8 million for the annual contractual period ending July 31, 2025.
Note 15. Income Taxes
The following table reflects our income tax provision, pretax loss and effective tax rate for the periods presented (in thousands, except percentages):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Loss before income taxes	$(32,432)	$(5,162)	$(55,287)	$(45,963)
Income tax (benefit) provision	(226)	340	(2,152)	1,396
Effective tax rate	0.7%	(6.6)%	3.9%	(3.0)%
The effective tax rates differ from the statutory rates as a result of providing no benefit on pretax losses incurred in the United States, as we have determined that the benefit of the losses is not more likely than not to be realized. We recognized a tax accrual adjustment associated with the Zephr IP transfer tax payment and related reserves that resulted in a $1.2 million tax benefit for the three months ended October 31, 2024. We previously recognized a tax benefit of $2.7 million for the partial release of our U.S. valuation allowance during the three months ended July 31, 2024 in connection with the Togai acquisition. We recorded a net deferred tax liability which provides an additional source of taxable income to support the realization of the pre-existing deferred tax assets.
Note 16. Stockholders’ Equity
Preferred Stock
As of October 31, 2024, Zuora had authorized 10 million shares of preferred stock, each with a par value of $0.0001 per share. As of October 31, 2024, no shares of preferred stock were issued and outstanding.
Common Stock
Prior to Zuora's IPO, which was effective in April 2018, all shares of common stock then outstanding were reclassified into Class B Common Stock. Shares offered and sold in the IPO consisted of newly authorized shares of Class A Common Stock. Holders of Class A Common Stock and Class B Common Stock are entitled to one vote per share and ten votes per share, respectively, and the shares of Class A Common Stock and Class B Common Stock are identical, except for voting rights and the right to convert Class B Common Stock to Class A Common Stock.
As of October 31, 2024, Zuora had authorized 500 million shares of Class A Common Stock and 500 million shares of Class B Common Stock, each with a par value of $0.0001 per share. As of October 31, 2024, 145.1 million shares of Class A Common Stock and 8.6 million shares of Class B Common Stock were issued and outstanding.

Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive loss were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain on Available-for-Sale Securities	Total
Balance, January 31, 2024	$(1,015)	$156	$(859)
Foreign currency translation adjustment	386	—	386
Unrealized gain on available-for-sale securities	—	63	63
Balance, October 31, 2024	$(629)	$219	$(410)
There were no material reclassifications out of accumulated other comprehensive loss during the three and nine months ended October 31, 2024. Additionally, there was no material tax impact on the amounts presented.
Note 17. Employee Stock Plans
Equity Incentive Plans
Our 2018 Equity Incentive Plan (2018 Plan) authorizes the award of stock options, restricted stock awards, stock appreciation rights, restricted stock units (RSUs), performance awards, and stock bonuses. As of October 31, 2024, approximately 28.1 million shares of Class A Common Stock were reserved and available for issuance under the 2018 Plan. In addition, as of October 31, 2024, 1.9 million stock options and RSUs exercisable or settleable for Class B Common Stock were outstanding in the aggregate under our 2006 Stock Plan (2006 Plan) and 2015 Equity Incentive Plan (2015 Plan), which plans were terminated in May 2015 and April 2018, respectively. The 2006 Plan and 2015 Plan continue to govern outstanding equity awards granted thereunder.
Stock Options
The following tables summarize stock option activity and related information (in thousands, except weighted-average exercise price, weighted-average grant date fair value and average remaining contractual term):

	Shares Subject To Outstanding Stock Options	Weighted-Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, January 31, 2024	6,083	$9.21	3.6	$15,984
Exercised	(1,611)	3.23
Forfeited	(475)	13.16
Balance, October 31, 2024	3,997	11.15	4.0	7,832
Exercisable as of October 31, 2024	1,892	5.76	2.5	7,832
Vested and expected to vest as of October 31, 2024	3,995	$11.15	4.0	$7,832

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Aggregate intrinsic value of options exercised during each respective period	$3,289	$73	$9,191	$1,104

No stock options were granted during the three and nine months ended October 31, 2024 and 2023.
RSUs
The following table summarizes RSU activity and related information (in thousands, except weighted-average grant date fair value):

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance, January 31, 2024	11,686	$10.24
Granted	6,933	9.48
Vested	(5,626)	10.71
Forfeited	(1,326)	10.46
Balance, October 31, 2024	11,667	$9.54
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
In April 2024 and August 2024, we granted a total of 54,000 PSUs to certain non-executive employees. The fair value of each PSU was equal to the closing price of our common stock on the date of grant. The PSUs are subject to pre-established performance targets that if met as of January 31, 2025 will be earned and subsequently vest, with up to 34,000 PSUs vesting on March 31, 2025, and the remaining 20,000 vesting in equal quarterly installments over a period of three years beginning on March 31, 2025, subject to continued service through such vesting dates, or will otherwise expire unvested. We are recognizing the related stock-based compensation expense using the straight-line attribution method over the expected vesting period of the award.

The following table summarizes PSU activity and related information (in thousands, except weighted-average grant date fair value):

	Number of PSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance, January 31, 2024	2,310	$14.31
Granted	354	8.10
Forfeited	(120)	9.15
Balance, October 31, 2024	2,544	$13.69
2018 Employee Stock Purchase Plan
Our 2018 Employee Stock Purchase Plan (ESPP) is broadly available to our employees in the United States and certain other countries in which we operate. A total of 5.0 million shares of Class A Common Stock were reserved and available for issuance under the ESPP as of October 31, 2024. The ESPP provides for 24-month offering periods beginning June 15 and December 15 of each year, and each offering period contains four six-month purchase periods. On each purchase date, ESPP participants will purchase shares of our Class A Common Stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Class A Common Stock on the offering date or (2) the fair market value of the Class A Common Stock on the purchase date. As required under the Merger Agreement, no new offering periods or purchase periods will be offered under the ESPP following the December 2024 purchase date, subject to closing of the Proposed Merger.
We estimated the fair value of ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended October 31, 2024	Nine Months Ended October 31, 2023
Fair value of common stock	$9.50	$11.55
Expected volatility	41.7% - 52.2%	37.1% - 45.7%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	5.1% - 5.5%	5.2% - 5.4%
Expected dividend yield	—%	—%
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories in the accompanying unaudited condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Cost of subscription revenue	$2,331	$2,350	$6,291	$6,889
Cost of professional services revenue	2,598	2,747	7,359	8,997
Research and development	7,697	7,165	21,680	20,661
Sales and marketing	7,613	8,191	20,609	24,857
General and administrative	4,694	5,648	13,163	16,569
Total stock-based compensation expense	$24,933	$26,101	$69,102	$77,973
As of October 31, 2024, unrecognized compensation costs related to unvested equity awards and the weighted-average remaining period over which those costs are expected to be recognized were as follows (dollars in thousands):

	Stock Options	RSUs	PSUs	ESPP
Unrecognized compensation costs	$454	$89,060	$24,222	$887
Weighted-average remaining recognition period	0.5 years	1.7 years	0.6 years	0.5 years

Note 18. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Numerator:
Net loss	$(32,206)	$(5,502)	$(53,135)	$(47,359)
Denominator:
Weighted-average common shares outstanding, basic and diluted	152,263	141,488	149,457	138,789
Net loss per share, basic and diluted	$(0.21)	$(0.04)	$(0.36)	$(0.34)
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

	October 31,
	2024	2023
2029 Notes conversion	20,000	20,000
Unvested RSUs issued and outstanding	11,667	12,667
Warrants	7,500	7,500
Issued and outstanding stock options	3,997	6,588
Unvested PSUs issued and outstanding	2,544	2,560
Shares committed under ESPP	503	598
Total	46,211	49,913

Note 19. Acquisitions
Sub(x) Acquisition
On August 16, 2024, we acquired all outstanding shares of Sub(x), an AI solution for digital publishing and media companies, for a purchase price of $6.0 million, with approximately $5.0 million in cash paid at closing. The acquisition is intended to transform Zuora's existing paywall offering into an AI-powered paywall solution to gain deeper insights into subscriber behavior, constantly optimizing how offers are presented to maximize acquisition and retention.
Togai Acquisition
On May 9, 2024 (the Togai Closing Date), we closed the acquisition of Togai through Leeyo Software, Inc., a 100% owned subsidiary, pursuant to an Agreement and Plan of Merger. Effective September 17, 2024, we acquired 100% of the voting equity interest in Togai. Togai is a metering and rating solution company.
Purchase Consideration
The purchase consideration for the Togai acquisition was $24.3 million. Transaction costs in connection with the acquisition were not significant and were expensed as incurred.

Assets and Liabilities Acquired
The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The excess of the purchase price over the estimated fair value of the tangible and intangible assets acquired and liabilities assumed has been recorded as goodwill. The Togai acquisition resulted in recorded goodwill as a result of the synergies expected to be realized and how we expect to leverage the business to create additional value for our stockholders. The goodwill is not expected to be deductible for income tax purposes.
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

Fiscal Third Quarter Financial Performance Summary and Business Highlights:
Our financial performance for the three months ended October 31, 2024 compared to the three months ended October 31, 2023 reflects the following:
•Subscription revenue was $105.3 million, an increase of $7.2 million, or 7%; and total revenue was $116.9 million, an increase of $7.1 million, or 6%.
•Gross profit was $78.6 million, or 67% of total of revenue, compared to $74.8 million, or 68% of total revenue.
•Loss from operations was $11.7 million, or 10% of total revenue, compared to a loss of $8.8 million, or 8% of total revenue, an improvement in operating margin of 2 percentage points year-over-year.
•We closed two deals in the quarter ended October 31, 2024 with ACV equal to or greater than $1.0 million.
Proposed Merger
On October 17, 2024, we entered into the Merger Agreement with Parent and Merger Sub. Under the terms of the Merger Agreement, immediately prior to the Effective Time, each issued and outstanding share of Common Stock held in the treasury of Zuora, each Rollover Share and any shares of Common Stock owned by Parent or Merger Sub, as of immediately prior to the Effective Time, will be canceled and extinguished and automatically be converted into the right to receive cash in an amount equal to $10.00 per share, without interest thereon and subject to any applicable withholding taxes. The proposed transaction is expected to close in the first calendar quarter of 2025 and is subject to customary closing conditions and approvals.
For additional information related to the Merger Agreement and the transactions contemplated thereby, please refer to our Current Report on Form 8-K filed with the SEC on October 18, 2024, including the exhibits attached thereto, and Note 1. Overview and Basis of Presentation of the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1. Financial Statements of this Form 10-Q, each of which are incorporated by reference into this Item 2. Management’s Discussion and Analysis.
Key Operational and Financial Metrics
We monitor the following key operational and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:

	October 31,
	2024	2023
Customers with ACV equal to or greater than $250,000	451	453
Dollar-based retention rate	103%	108%
Annual recurring revenue growth	6%	13%
Customers with Annual Contract Value Equal to or Greater than $250,000
We believe our ability to enter and expand contracts is indicative of broader adoption of our solutions by larger organizations. It also reflects our ability to expand our revenue footprint within our current customer base. We define ACV as the subscription revenue we would contractually expect to recognize from that customer over the next twelve months, assuming no increases or reductions in their subscriptions. We define the number of customers at the end of any particular period as the number of parties or organizations that have entered into a distinct subscription contract with us and for which the term has not ended. Each party with whom we have entered into a distinct subscription contract is considered a unique customer, and in some cases, there may be more than one customer within a single organization. The number of customers with ACV equal to or greater than $250,000 decreased to 451 as of October 31, 2024, and includes the impact of several Zuora customers consolidating into one contract due to mergers and acquisitions, as compared to 453 as of October 31, 2023.

Dollar-Based Retention Rate
We believe our dollar-based retention rate is a key measure of our ability to retain and expand revenue from our customer base over time. We calculate our dollar-based retention rate as of a period end by starting with the sum of the ACV from all customers as of twelve months prior to such period end, or prior period ACV. We then calculate the sum of the ACV from these same customers as of the current period end, or current period ACV. The current period ACV includes any upsells and also reflects contraction or attrition over the trailing twelve months, but excludes revenue from new customers added in the current period. We then divide the current period ACV by the prior period ACV to arrive at our dollar-based retention rate. Our dollar-based retention rate was 103% as of October 31, 2024, as compared to 108% as of October 31, 2023. The decrease was primarily driven by customer churn.
Annual Recurring Revenue
ARR represents the annualized recurring value at the time of initial booking or contract modification for all active subscription contracts at the end of a reporting period. ARR excludes the value of non-recurring revenue such as professional services revenue as well as contracts with new customers with a term of less than one year. ARR should be viewed independently of revenue and deferred revenue, and is not intended to be a substitute for, or combined with, any of these items. Our ARR was $419.9 million as of October 31, 2024, compared to $396.0 million as of October 31, 2023, representing an increase of 6% year-over-year.
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
Professional services revenue. Professional services revenue typically consists of fees for implementation services in connection with helping our customers deploy, configure, and optimize the use of our solutions. These services include systems integration, data migration, and process enhancement. Professional services projects generally take three to twelve months to complete. Once the contract is signed, we generally invoice for professional services on a time and materials basis, although we occasionally engage in fixed-price service engagements and invoice for those based upon agreed milestone payments. We recognize revenue as professional services are performed for time and materials engagements and on a proportional performance method when the professional services are performed under fixed fee engagements. We utilize our own services team, as well as strategic partners, for professional services implementations.

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
Gross profit and gross margin. Our gross profit and gross margin may fluctuate from period to period as our revenue fluctuates, and as a result of the timing and amount of our investments to expand hosting capacity, including through third-party cloud providers, amortization expenses associated with our capitalized internal-use software and purchased technology, and our continued efforts to build our cloud infrastructure, support, and optimize our professional services teams.
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
General and administrative. General and administrative expense consists primarily of employee compensation costs, allocated overhead, and travel costs for finance, accounting, legal, human resources, and recruiting personnel. In addition, general and administrative expense includes non-personnel costs, such as accounting fees, legal fees, charitable contributions, asset impairments, costs associated with acquisitions, including the Proposed Merger, and all other supporting corporate expenses not allocated to other departments.
Other income and expenses
Other income and expenses primarily consists of fair value adjustments related to the debt derivatives and warrants; amortization of deferred loan costs and contractual interest on our convertible senior notes; interest income from our cash and cash equivalents and short-term investments; and foreign exchange fluctuations.
Income Tax Provision
Income tax (benefit) provision consists primarily of income taxes related to foreign and state jurisdictions in which we conduct business, and includes adjustments related to acquisition activity. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred assets will not be utilized.

Results of Operations
The following tables set forth our unaudited condensed consolidated results of operations for the periods presented in dollars and as a percentage of our total revenue (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Revenue:
Subscription	$105,253	$98,048	$308,263	$283,232
Professional services	11,676	11,801	33,831	37,760
Total revenue	116,929	109,849	342,094	320,992
Cost of revenue:
Subscription	23,954	20,378	67,207	62,304
Professional services	14,383	14,650	43,483	47,851
Total cost of revenue	38,337	35,028	110,690	110,155
Gross profit	78,592	74,821	231,404	210,837
Operating expenses:
Research and development	26,833	27,504	76,853	79,428
Sales and marketing	36,597	40,245	108,579	124,488
General and administrative	26,880	15,893	71,351	54,160
Total operating expenses	90,310	83,642	256,783	258,076
Loss from operations	(11,718)	(8,821)	(25,379)	(47,239)
Change in fair value of debt derivative and warrant liabilities	(20,174)	6,997	(29,115)	2,241
Interest expense	(7,045)	(5,610)	(20,781)	(14,604)
Interest and other income (expense), net	6,505	2,272	19,988	13,639
Loss before income taxes	(32,432)	(5,162)	(55,287)	(45,963)
Income tax (benefit) provision	(226)	340	(2,152)	1,396
Net loss	$(32,206)	$(5,502)	$(53,135)	$(47,359)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Revenue:
Subscription	90%	89%	90%	88%
Professional services	10	11	10	12
Total revenue	100	100	100	100
Cost of revenue:
Subscription	20	19	20	19
Professional services	12	13	13	15
Total cost of revenue	33	32	32	34
Gross profit	67	68	68	66
Operating expenses:
Research and development	23	25	22	25
Sales and marketing	31	37	32	39
General and administrative	23	14	21	17
Total operating expenses	77	76	75	80
Loss from operations	(10)	(8)	(7)	(15)
Change in fair value of debt derivative and warrant liabilities	(17)	6	(9)	1
Interest expense	(6)	(5)	(6)	(5)
Interest and other income (expense), net	6	2	6	4
Loss before income taxes	(28)	(5)	(16)	(14)
Income tax (benefit) provision	—	—	(1)	—
Net loss	(28)%	(5)%	(16)%	(15)%
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
•Change in fair value of debt derivative and warrant liabilities. We exclude fair value adjustments related to the debt derivative and warrant liabilities, which are non-cash gains or losses, as they can fluctuate significantly with changes in Zuora's stock price and market volatility, and do not reflect the underlying cash flows or operational results of the business.
•Acquisition-related expenses. We exclude acquisition-related expenses (including integration-related charges) that are not related to our ongoing operations. These expenses include gains or losses recognized on contingent consideration related to acquisitions, including costs associated with the Proposed Merger. We do not consider these transaction expenses as reflective of our core business or ongoing operating performance.
•Workforce reductions. We exclude charges related to workforce reduction plans, including severance, health care and related expenses. We believe these charges are not indicative of our continuing operations.

The following tables provide a reconciliation of our GAAP to non-GAAP measures (in thousands, except percentages and per share data):
Subscription Gross Margin

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Reconciliation of cost of subscription revenue:
GAAP cost of subscription revenue	$23,954	$20,378	$67,207	$62,304
Less:
Stock-based compensation	(2,331)	(2,350)	(6,291)	(6,889)
Amortization of acquired intangibles	(1,164)	(607)	(2,706)	(2,083)
Workforce reductions	(228)	—	(796)	(38)
Acquisition-related expenses	(12)	—	(103)	—
Shareholder matters	—	—	(20)	—
Asset impairment	—	(439)	—	(439)
Non-GAAP cost of subscription revenue	$20,219	$16,982	$57,291	$52,855
GAAP subscription gross margin	77%	79%	78%	78%
Non-GAAP subscription gross margin	81%	83%	81%	81%
Professional Services Gross Margin

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Reconciliation of cost of professional services revenue:
GAAP cost of professional services revenue	$14,383	$14,650	$43,483	$47,851
(Less) Add:
Stock-based compensation	(2,598)	(2,747)	(7,359)	(8,997)
Acquisition-related expenses	(22)	—	(22)	—
Shareholder matters	—	—	(28)	—
Workforce reductions	—	—	(5)	(46)
Non-GAAP cost of professional services revenue	$11,763	$11,903	$36,069	$38,808
GAAP professional services gross margin	(23)%	(24)%	(29)%	(27)%
Non-GAAP professional services gross margin	(1)%	(1)%	(7)%	(3)%

Total Gross Margin

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Reconciliation of gross profit:
GAAP gross profit	$78,592	$74,821	$231,404	$210,837
Add:
Stock-based compensation	4,929	5,097	13,650	15,886
Amortization of acquired intangibles	1,164	607	2,706	2,083
Workforce reductions	228	—	801	84
Acquisition-related expenses	34	—	125	—
Shareholder matters	—	—	48	—
Asset impairment	—	439	—	439
Non-GAAP gross profit	$84,947	$80,964	$248,734	$229,329
GAAP gross margin	67%	68%	68%	66%
Non-GAAP gross margin	73%	74%	73%	71%
Operating (Loss) Income and Operating Margin

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Reconciliation of (loss) income from operations:
GAAP loss from operations	$(11,718)	$(8,821)	$(25,379)	$(47,239)
Add:
Stock-based compensation	24,933	26,101	69,102	77,973
Acquisition-related expenses	10,299	19	17,100	211
Amortization of acquired intangibles	1,164	607	2,706	2,083
Workforce reductions	241	—	1,518	265
Shareholder matters	181	(3,508)	4,240	(3,265)
Asset impairment	—	1,592	—	1,592
Non-GAAP income from operations	$25,100	$15,990	$69,287	$31,620
GAAP operating margin	(10)%	(8)%	(7)%	(15)%
Non-GAAP operating margin	21%	15%	20%	10%

Net (Loss) Income and Net (Loss) Income Per Share

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Reconciliation of net (loss) income:
GAAP net loss	$(32,206)	$(5,502)	$(53,135)	$(47,359)
Add:
Stock-based compensation	24,933	26,101	69,102	77,973
Change in fair value of debt derivative and warrant liabilities	20,174	(6,997)	29,115	(2,241)
Acquisition-related expenses	10,299	19	17,100	211
Amortization of acquired intangibles	1,164	607	2,706	2,083
Workforce reductions	241	—	1,518	265
Shareholder matters	181	(3,508)	4,240	(3,265)
Asset impairment	—	1,592	—	1,592
Non-GAAP net income	$24,786	$12,312	$70,646	$29,259
GAAP net loss per share, basic and diluted[1]	$(0.21)	$(0.04)	$(0.36)	$(0.34)
Non-GAAP net income per share, basic and diluted[1]	$0.16	$0.09	$0.47	$0.21
_________________________________

(1) For the three months ended October 31, 2024 and 2023, GAAP and Non-GAAP net (loss) income per share are calculated based upon 152.3 million and 141.5 million basic and diluted weighted-average shares of common stock, respectively. For the nine months ended October 31, 2024 and 2023, GAAP and Non-GAAP net (loss) income per share are calculated based upon 149.5 million and 138.8 million basic and diluted weighted-average shares of common stock, respectively.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Reconciliation of adjusted free cash flow:
Net cash provided by (used in) operating activities (GAAP)	$22,408	$(55,657)	$66,710	$(35,676)
Add:
Acquisition-related expenses	5,587	28	7,300	135
Shareholder matters	824	71,377	4,379	72,130
Less:
Purchases of property and equipment	(3,330)	(3,075)	(9,252)	(6,913)
Adjusted free cash flow (non-GAAP)	$25,489	$12,673	$69,137	$29,676
Net cash provided by (used in) investing activities (GAAP)	$18,999	$2,005	$(51,852)	$97,026
Net cash (used in) provided by financing activities (GAAP)	$(1,295)	$145,899	$6,306	$151,626

Comparison of the Three Months Ended October 31, 2024 and 2023
Revenue

	Three Months Ended October 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscription	$105,253	$98,048	$7,205	7%
Professional services	11,676	11,801	(125)	(1)%
Total revenue	$116,929	$109,849	$7,080	6%
Percentage of revenue:
Subscription	90%	89%
Professional services	10	11
Total revenue	100%	100%
Subscription revenue increased by $7.2 million, or 7%, for the three months ended October 31, 2024 compared to the three months ended October 31, 2023. The increase in subscription revenue was driven by approximately $4.6 million from higher transaction volume and sales of additional products to our existing customers, and approximately $2.6 million from sales to new customers. We calculate subscription revenue from new customers during the quarter by adding the revenue recognized from new customers acquired in the 12 months prior to the reporting date. New business growth reflects the continued impact of macroeconomic headwinds we have faced in the three months ended October 31, 2024.
Professional services revenue decreased by $0.1 million, or 1%, for the three months ended October 31, 2024 as we continue to leverage our system integration partners for implementation of our solutions and due to the overall timing of projects.
Cost of Revenue and Gross Margin

	Three Months Ended October 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$23,954	$20,378	$3,576	18%
Professional services	14,383	14,650	(267)	(2)%
Total cost of revenue	$38,337	$35,028	$3,309	9%
Gross margin:
Subscription	77%	79%
Professional services	(23)	(24)
Total gross margin	67%	68%
Cost of subscription revenue increased by $3.6 million, or 18%, for the three months ended October 31, 2024 compared to the three months ended October 31, 2023, driven mainly by increases of $1.5 million in data center costs, $1.2 million in the amortization of purchased technology and internal-use software, and $0.6 million in travel costs.
Cost of professional services revenue decreased by $0.3 million, or 2%, for the three months ended October 31, 2024 compared to the three months ended October 31, 2023 driven mainly by a decrease in employee compensation costs.

Our gross margin for subscription services decreased to 77% for the three months ended October 31, 2024 compared to 79% for the three months ended October 31, 2023, primarily due to the increase in data center expenses.

Our gross margin for professional services increased to (23)% for the three months ended October 31, 2024 compared to (24)% for the three months ended October 31, 2023 driven mainly by a decrease in employee compensation costs.
Research and Development

	Three Months Ended October 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Research and development	$26,833	$27,504	$(671)	(2)%
Percentage of total revenue	23%	25%
Research and development expense decreased by $0.7 million, or 2%, for the three months ended October 31, 2024 compared to the three months ended October 31, 2023, primarily related to $1.2 million of capitalized software impairment charges in the previous year.
Research and development expense decreased to 23% of total revenue for the three months ended October 31, 2024 from 25% for the three months ended October 31, 2023 due to increased subscription revenue and the capitalized software impairment charges in the previous year.
Sales and Marketing

	Three Months Ended October 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$36,597	$40,245	$(3,648)	(9)%
Percentage of total revenue	31%	37%
Sales and marketing expense decreased by $3.6 million, or 9%, for the three months ended October 31, 2024 compared to the three months ended October 31, 2023, primarily due to decreases of $3.8 million in employee compensation costs and $0.5 million in allocated overhead resulting from our January 2024 workforce reduction in which we reduced primarily non-quota carrying roles. These decreases were partially offset by a $0.6 million increase in costs related to our Subscribed customer events.
Sales and marketing expense decreased to 31% of total revenue during the three months ended October 31, 2024 from 37% during the three months ended October 31, 2023, as a result of increased subscription revenue and decreased employee compensation costs due to the January 2024 workforce reduction.

General and Administrative

	Three Months Ended October 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
General and administrative	$26,880	$15,893	$10,987	69%
Percentage of total revenue	23%	14%
General and administrative expense increased by $11.0 million, or 69%, for the three months ended October 31, 2024 compared to the three months ended October 31, 2023, primarily due to $9.3 million in charges associated with the Proposed Merger, partially offset by a decrease of $1.8 million in employee compensation costs; and $3.5 million of insurance recoveries, net of related charges, that was recognized in the prior period in connection with securities litigation.
General and administrative expense increased to 23% of total revenue during the three months ended October 31, 2024 from 14% during the three months ended October 31, 2023 primarily due to costs associated with the Proposed Merger.
Other income and expenses

	Three Months Ended October 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Change in fair value of debt derivative and warrant liabilities	$(20,174)	$6,997	$(27,171)	(388)%
Interest expense	$(7,045)	$(5,610)	$(1,435)	26%
Interest and other income (expense), net	$6,505	$2,272	$4,233	186%
The change in fair value of our debt derivative and warrant liabilities decreased $27.2 million for the three months ended October 31, 2024 compared to the three months ended October 31, 2023. The $20.2 million loss for the three months ended October 31, 2024 was driven by a debt redemption liability recognized as a result of the Proposed Merger. Refer to Note 9. Debt and Note 10. Warrants to Purchase Shares of Common Stock for further information.
Interest expense on our debt increased $1.4 million as a result of the issuance of the Additional Notes in September 2023.
Interest and other income (expense), net increased $4.2 million driven by $2.8 million of revaluation gains on cash, accounts receivable, and accounts payable recorded in a foreign currency, and $1.4 million of increased interest income from higher interest rates on our investments and cash equivalents and higher invested cash balances.
Income Tax (Benefit) Provision

	Three Months Ended October 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Income tax (benefit) provision	$(226)	$340	$(566)	(166)%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the three months ended October 31, 2024 and 2023, we recorded a tax benefit of $(0.2) million and a tax provision of $0.3 million, respectively, on a loss before income taxes of $32.4 million and $5.2 million, respectively. The effective tax rate for the three months ended October 31, 2024 and 2023 was 0.7% and (6.6)%, respectively. The change in the effective tax rate was primarily due to tax accrual adjustments associated with the Zephr IP transfer tax payment and related reserves. The effective tax rate differs from the statutory rate primarily as a result of providing no benefit on pretax losses incurred in the United States, offset by the Zephr true-up benefit. For the three months ended October 31, 2024 and 2023, we maintained a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.
Comparison of the Nine Months Ended October 31, 2024 and 2023
Revenue

	Nine Months Ended October 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscription	$308,263	$283,232	$25,031	9%
Professional services	33,831	37,760	(3,929)	(10)%
Total revenue	$342,094	$320,992	$21,102	7%
Percentage of revenue:
Subscription	90%	88%
Professional services	10	12
Total revenue	100%	100%

Subscription revenue increased by $25.0 million, or 9%, for the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023. The increase in subscription revenue was driven by approximately $17.3 million from higher transaction volume and sales of additional products to our existing customers, and $7.7 million from sales to new customers. We calculate subscription revenue from new customers on a year-to-date basis by adding the revenue recognized from new customers acquired in the 12 months prior to each discrete quarter within the year-to-date period. New business growth reflects the continued impact of macroeconomic headwinds we have faced in the nine months ended October 31, 2024.

Professional services revenue decreased by $3.9 million, or 10%, for the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023, as we continue to leverage our system integration partners for implementation of our solutions and due to the overall timing of projects.
Cost of Revenue and Gross Margin

	Nine Months Ended October 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$67,207	$62,304	$4,903	8%
Professional services	43,483	47,851	(4,368)	(9)%
Total cost of revenue	$110,690	$110,155	$535	—%
Gross margin:
Subscription	78%	78%
Professional services	(29)	(27)
Total gross margin	68%	66%
Cost of subscription revenue increased by $4.9 million, or 8%, for the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023. The increase in cost of subscription revenue was driven by increases of $1.6 million in data center costs and $1.3 million in the amortization of purchased technology and internal-use software. Additionally, there were increases of $1.3 million in employee compensation costs, $0.7 million in allocated overhead, and $0.6 million in travel costs.

Cost of professional services revenue decreased by $4.4 million, or 9%, for the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023, primarily due to continuing to leverage our system integration partners for leading customer implementations, which has allowed us to reduce our professional services headcount costs, resulting in decreases of $3.4 million in employee compensation costs and $1.2 million in allocated overhead costs.
Our gross margin for subscription services remained consistent at 78% for the nine months ended October 31, 2024, compared to the nine months ended October 31, 2023.
Our gross margin for professional services decreased to (29)% for the nine months ended October 31, 2024 compared to (27)% for the nine months ended October 31, 2023, primarily due to decreased professional services revenue.
Operating Expenses
Research and Development

	Nine Months Ended October 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Research and development	$76,853	$79,428	$(2,575)	(3)%
Percentage of total revenue	22%	25%
Research and development expense decreased by $2.6 million, or 3%, for the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023, primarily due to higher capitalization of internal-use software costs of $3.4 million as we continued to invest in innovation, and $0.6 million in reduced outside professional services costs. These decreases were partially offset by an increase in employee compensation costs of $1.7 million. Research and development expense decreased to 22% from 25% of total revenue during the nine months ended October 31, 2024 compared to nine months ended October 31, 2023 primarily due to increased subscription revenue.
Sales and Marketing

	Nine Months Ended October 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$108,579	$124,488	$(15,909)	(13)%
Percentage of total revenue	32%	39%
Sales and marketing expense decreased by $15.9 million, or 13%, for the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023. Following the workforce reduction in January 2024, employee compensation costs decreased $15.1 million and allocated overhead decreased $1.0 million. Additionally, outside professional services costs were lower by $1.0 million. These decreases were partially offset by reduced capitalization of internal-use software of $1.0 million. Sales and marketing expense decreased to 32% of total revenue during the nine months ended October 31, 2024 from 39% during the nine months ended October 31, 2023, driven by compensation cost reductions and increased subscription revenue.

General and Administrative

	Nine Months Ended October 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
General and administrative	$71,351	$54,160	$17,191	32%
Percentage of total revenue	21%	17%
General and administrative expense increased by $17.2 million, or 32%, for the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023, primarily due to higher outside consulting and legal costs of $19.5 million, including those related to the Proposed Merger, acquisitions, and shareholder matters; $3.3 million of insurance recoveries, net of related charges, that was recognized in the prior period in connection with securities litigation; and $0.5 million in sales tax costs. These increases were partially offset by decreases of $5.2 million in employee compensation costs following the workforce reduction in January 2024 and $0.5 million in allocated overhead.
General and administrative expense increased to 21% of total revenue during the nine months ended October 31, 2024 compared to 17% during the nine months ended October 31, 2023, as a result of increased consulting and legal costs, including costs associated with the Proposed Merger, recent acquisitions, and shareholder matters.
Other income and expenses

	Nine Months Ended October 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Change in fair value of debt derivative and warrant liabilities	$(29,115)	$2,241	$(31,356)	(1399)%
Interest expense	$(20,781)	$(14,604)	$(6,177)	42%
Interest and other income (expense), net	$19,988	$13,639	$6,349	47%
The change in fair value of debt derivative and warrant liabilities decreased $31.4 million for the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023. The loss for the nine months ended October 31, 2024 was primarily driven by a $20.2 million debt redemption liability recognized as a result of the Proposed Merger and a $8.9 million loss representing a change in fair value of the debt conversion and warrant liabilities. Refer to Note 9. Debt and Note 10. Warrants to Purchase Shares of Common Stock for further information.
Interest expense increased $6.2 million as a result of the issuance of additional debt under the 2029 Notes in September 2023.
Interest and other income (expense), net increased $6.3 million primarily due to $6.1 million of increased interest income from higher interest rates on our investments and cash equivalents and higher invested cash balances, and $0.2 million of gains resulting from the revaluation of cash, accounts receivable, and payables recorded in a foreign currency.
Income Tax (Benefit) Provision

	Nine Months Ended October 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Income tax (benefit) provision	$(2,152)	$1,396	$(3,548)	(254)%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the nine months ended October 31, 2024 and 2023, we recorded a tax benefit of $(2.2) million and a tax provision of $1.4 million, respectively, on losses before income taxes of $55.3 million and $46.0 million, respectively. The effective tax rates for the nine months ended October 31, 2024 and 2023 were 3.9% and (3.0)%, respectively. The change was primarily due to a valuation allowance release benefit as a result of recognizing Togai deferred tax liabilities, as well as tax accrual adjustments associated with the Zephr IP transfer tax payment and related reserves. The effective tax rate differs from the statutory rate primarily as a result of no benefit on pretax losses incurred in the United States, offset by the above mentioned Togai benefit. For the nine months ended October 31, 2024 and 2023, we maintained a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized.
Liquidity and Capital Resources
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations.
As of October 31, 2024, we had cash and cash equivalents and short-term investments of $558.5 million that were primarily invested in deposit accounts, money market funds, corporate debt securities, agency bonds, and U.S. government securities. Our investments are highly rated and currently mature in two years or less. In addition to cash and investments, we finance our operations through cash flows generated from sales to our customers, which are generally billed in advance on an annual, semi-annual, or quarterly basis.

In the short-term, we have our cash and investments, cash generated from our business, and our $30.0 million credit line available to fund our ongoing business operations, as well as to finance any future acquisitions. In the long-term, we expect cash generated from our operations to increase, improving our ability to fund our operations and repay our debt obligations.

Pursuant to the Merger Agreement, immediately prior to the closing of the Proposed Merger, we will purchase from Silver Lake a portion of our 2029 Notes in an amount to be specified by Parent, for cash at the Fundamental Change Repurchase Price, provided that the aggregate amount of cash to be paid by us to repurchase such portion of the 2029 Notes shall not exceed $130.0 million. All other outstanding 2029 Notes held by Silver Lake that are not so purchased shall be contributed directly or indirectly to Parent or another affiliate thereof and following such contribution, the holders of the 2029 Notes shall no longer be entitled or permitted to exercise the Fundamental Change Repurchase Right (as such term is defined in the Convertible Notes Indenture) under the Convertible Notes Indenture, nor to trigger or exercise the Conversion Obligation (as such term is defined in the Convertible Notes Indenture) under the Convertible Notes Indenture, in each case, in respect of the Convertible Notes so contributed. If the Proposed Merger is not consummated, the 2029 Notes include a conversion feature that, if triggered, will convert the Convertible Notes to shares of our Class A Common Stock, after which we would no longer be required to repay the debt balance. Refer to Note 1. Overview and Basis of Presentation. The 2029 Notes are scheduled to mature in March 2029, but may be put to Zuora by the noteholder as early as March 2027. If the 2029 Notes have not been converted by the maturity date or if they are otherwise put by the noteholder prior to maturity, we would be required to repay the debt balance in cash. Additionally, in connection with the 2029 Notes, we issued Warrants for 7.5 million shares of our Class A Common Stock that are exercisable between $20.00 - $24.00 per share which, if exercised, would contribute additional liquidity to our business. Refer to Note 9. Debt and Note 10. Warrants to Purchase Shares of Common Stock.

The Merger Agreement contains customary representations, warranties, and covenants and contains certain termination rights to the Parent and Zuora, which could require us to pay the Zuora Termination Fee. We do not believe that the restrictions in the Merger Agreement will prevent us from meeting our working capital needs, or capital expenditure requirements. We believe our existing cash and cash equivalents, marketable securities, and cash flow from operations will be sufficient for at least the next 12 months to meet our requirements and plans for cash, including meeting our working capital requirements and capital expenditure requirements, servicing our debt and funding future acquisitions. In addition, we expect to have access to sufficient capital to repay the 2029 Notes if they are required to be settled in cash. For additional information about our debt, credit line and warrants see Note 9. Debt and Note 10. Warrants to Purchase Shares of Common Stock of the Notes to Unaudited Condensed Consolidated Financial Statements.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended October 31,
	2024	2023
Net cash provided by (used in) operating activities	$66,710	$(35,676)
Net cash (used in) provided by investing activities	(51,852)	97,026
Net cash provided by financing activities	6,306	151,626
Effect of exchange rates on cash and cash equivalents	386	(1,383)
Net increase in cash and cash equivalents	$21,550	$211,593
Operating Activities
Net cash provided by operating activities of $66.7 million for the nine months ended October 31, 2024 was comprised primarily of customer collections for our subscription and professional services, cash payments for our personnel, sales and marketing efforts, infrastructure related costs, payments to vendors for products and services related to our ongoing business operations, interest income received on our short-term investments and cash equivalents, interest paid on the 2029 Notes, and payments related to the Proposed Merger.
Net cash provided by operating activities for the nine months ended October 31, 2024 increased $102.4 million compared to the same period last year, primarily due to higher customer billings in the fourth quarter of last year that were collected in the first quarter of fiscal 2025.
Investing Activities
Net cash used in investing activities for the nine months ended October 31, 2024 was $51.9 million. We used $9.3 million to develop internal-use software and purchase property and equipment as we continued to invest in and grow our business, purchased $17.8 million of short-term investments, net of maturities, and used $24.8 million to purchase Togai and Sub(x), net of cash acquired.
Net cash used in investing activities for the nine months ended October 31, 2024 increased $148.9 million compared to the nine months ended October 31, 2023, primarily due to $126.3 million more cash used for short-term investments in the nine months ended October 31, 2024 from the timing of purchases and maturities of our investments. Payments for property and equipment, net of insurance recoveries, were $2.3 million higher compared to the same period last year, primarily due to increased development of our internal-use software in the nine months ended October 31, 2024. We purchased Togai and Sub(x) for $24.8 million, net of cash acquired, in the nine months ended October 31, 2024, compared to $4.5 million paid in contingent consideration in connection with our acquisition of Zephr in the nine months ended October 31, 2023.

Financing Activities
Net cash provided by financing activities for the nine months ended October 31, 2024 of $6.3 million was due to $4.5 million of proceeds from issuance of common stock under the ESPP, and $3.4 million of exercise proceeds from employee stock options, partially offset by $1.5 million paid for taxes related to net share settlement of stock options.
The decrease in net cash provided by financing activities of $145.3 million compared to the nine months ended October 31, 2023 was due to issuance of the Additional Notes in the nine months ended October 31, 2023.
Obligations and Other Commitments
Our material cash requirements from known contractual and other obligations consist of payments of interest and principal under the 2029 Notes, a contractual commitment to one of our vendors for cloud computing services, and payments under our operating leases. For more information, please refer to Note 9. Debt, Note 14. Commitments and Contingencies, and Note 13. Leases, respectively, of the Notes to Unaudited Condensed Consolidated Financial Statements. As of October 31, 2024, our contractual obligations totaled $566.6 million with $46.8 million committed within the next twelve months.
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us, or from data breaches or intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. As of October 31, 2024, no demands had been made upon us to provide indemnification under such agreements and there were no claims that we are aware of that could have a material effect on our unaudited condensed consolidated balance sheets, unaudited condensed consolidated statements of comprehensive loss, or unaudited condensed consolidated statements of cash flows.
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
Our significant accounting policies are discussed in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements in our Annual Report on Form 10-K. Any significant changes to these policies during the nine months ended October 31, 2024 are described in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements to our unaudited condensed consolidated financial statements provided herein.
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires public companies to disclose, in interim and reporting periods, additional information about certain expenses in the financial statements. ASU 2024-03 will be effective for us for annual periods beginning with our fiscal year ending January 31, 2028, and interim periods thereafter. Early adoption is permitted. We are currently evaluating the impact this pronouncement will have on our disclosures within our consolidated financial statements.
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
Foreign Currency Exchange Risk
Our sales contracts are denominated predominantly in U.S. Dollars, British Pounds (GBP), Euros, and Japanese Yen. A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the GBP and Chinese Yuan. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our unaudited condensed consolidated statement of comprehensive loss. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our unaudited condensed consolidated financial statements for the nine months ended October 31, 2024 and 2023. Given the effects of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Interest Rate Risk
We had cash and cash equivalents and short-term investments of $558.5 million as of October 31, 2024. Our cash and cash equivalents and short-term investments are held for working capital purposes. We do not make investments for trading or speculative purposes. A significant decrease in these market rates may adversely affect our expected operating results. The 2029 Notes have a fixed interest rate and therefore are not impacted by market rates. We had no borrowings outstanding under the secured revolving credit facility as of October 31, 2024.
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
As of October 31, 2024, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents and short-term investments or interest owed on our outstanding debt. In addition, a hypothetical 10% relative change in interest rates would not have had a material impact on our operating results for the nine months ended October 31, 2024.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of October 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.
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

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
For information regarding legal proceedings, see Note 14. Commitments and Contingencies of the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1. Financial Statements of this Form 10-Q, which is incorporated by reference into this Item 1. Legal Proceedings.
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
•The announcement and pendency of the Proposed Merger may result in disruptions to our business which could adversely affect our business, operating results, and financial condition.
•Failure to consummate the Proposed Merger within the expected timeframe, or at all, may adversely affect our business, operating results, and financial condition.
•The Merger Agreement limits our ability to pursue alternatives to the Proposed Merger and the Merger Agreement and the 2029 Notes may discourage other parties from trying to acquire us for greater consideration than what Parent has agreed to pay pursuant to the Merger Agreement.
•Current or potential litigation against us, our officers, and members of our Board of Directors arising out of the Proposed Merger, could be costly, prevent or delay consummation of the Proposed Merger, divert management's attention, and otherwise adversely affect our business.
•If the Proposed Merger is consummated, our stockholders will not be able to participate in any further upside to our business.
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
Risks Related to the Proposed Merger
The announcement and pendency of the Proposed Merger may result in disruptions to our business which could adversely affect our business, operating results, and financial condition.
The announcement and pendency of the Proposed Merger could cause disruptions or uncertainty surrounding our business, that could adversely affect our operating results and financial condition, regardless of whether the Proposed Merger is completed. Such risks include, but are not limited to the following, all of which could be exacerbated by a delay in the completion of the Proposed Merger:
•We may not be able to attract, retain, and motivate our employees, including key personnel. Any loss or distraction of such employees could adversely affect our business and operating results.
•We have diverted, and will continue to divert, significant management resources, and have expended, and will continue to expend, significant cash amounts, toward the completion of the Proposed Merger, which could adversely affect our business, operating results, and financial condition.
•We may face difficulties maintaining relationships with our existing and potential customers, suppliers, and other business partners.
•There could be potential uncertainty regarding our future plans and strategy, including business model changes and transformation.
•The possibility of negative publicity or a negative impression of us in the financial markets could result from the announcement and pendency of the Proposed Merger.
•We may be unable to pursue strategic business opportunities or to take certain actions with respect to our business that we may consider advantageous because of restrictions in the Merger Agreement.
•There could be other developments beyond our control that may affect the timing or success of the Proposed Merger.
Failure to consummate the Proposed Merger within the expected timeframe, or at all, may adversely affect our business, operating results, and financial condition.

Consummation of the Proposed Merger is subject to several conditions beyond our control. If any of these conditions are not satisfied or waived, it is possible the Proposed Merger will not be consummated in the expected time frame, or at all. For example, the Proposed Merger requires: (a) the requisite Company Stockholder Approval; (b) the absence of any order or other action that is in effect (whether temporary, preliminary or permanent) by a governmental authority restraining, enjoining or otherwise prohibiting the consummation of the Proposed Merger or applicable law that is in effect that makes consummation of the Proposed Merger illegal or otherwise prohibited and (c) the expiration or termination of the applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of consents required under certain antitrust and foreign investment laws or the expiration or termination of any applicable waiting period thereunder. There is no assurance that the various conditions will be satisfied, or that the Proposed Merger will be consummated on the proposed terms, within the expected timeframe, or at all.
The Proposed Merger may be delayed, and ultimately not be completed, due to a number of factors, including, but not limited to:
•the failure to obtain requisite Company Stockholder Approval;
•the failure to receive the consents required under certain antitrust and foreign investment laws (or the imposition of any conditions, limitations, or restrictions on such consents);
•failure to satisfy the other conditions to the consummation of the Proposed Merger; and
•current or potential future stockholder litigation and other legal and regulatory proceedings.

If the Proposed Merger is delayed or does not close, we may suffer consequences that could adversely affect our business, operating results and financial condition. We have incurred, and will continue to incur, significant costs, expenses, and fees for professional services and other transaction costs in connection with the Proposed Merger, for which we will have received little or no benefit if the Proposed Merger is not consummated. Many of these fees and costs are payable regardless of whether or not the Proposed Merger is consummated. If there is any delay in the consummation of the Proposed Merger, these costs could increase significantly. Under certain circumstances, if Zuora terminates the Proposed Merger it will be required to pay the Zuora Termination Fee, which could adversely affect our financial condition.

The obligation of each party to consummate the Proposed Merger is also conditioned upon each party's representations and warranties being true and correct to the extent specified in the Merger Agreement. Any failure to consummate the Proposed Merger may result in negative publicity or a negative impression of us among our customers or in the investment community or business community generally which may cause the price of our Class A Common Stock to decline.

The Merger Agreement limits our ability to pursue alternatives to the Proposed Merger and the Merger Agreement and the 2029 Notes may discourage other parties from trying to acquire us for greater consideration than what Parent has agreed to pay pursuant to the Merger Agreement.

The Merger Agreement contains certain customary “no-shop” restrictions on Zuora's ability to solicit certain alternative acquisition proposals from third parties, provide certain information to third parties, and participate in discussions or engage in negotiations with third parties regarding certain alternative acquisition proposals, subject to customary exceptions. These restrictions, including the added expense of the Zuora Termination Fee that may become payable by us in certain circumstances, for example if our Board of Directors, acting upon the recommendation of the Special Committee, changes its recommendation, might discourage a third party that has an interest in acquiring all or a significant part of the Company from considering or proposing that acquisition, even if that party were prepared to pay consideration with a higher per share value than that offered by Parent. Furthermore, the requirement that we pay a termination fee under certain circumstances may result in a third-party proposing to pay a lower per-share price to acquire us than it might otherwise have proposed to pay because of the added expense of the termination fee. Finally, the requirement to offer to repurchase our 2029 Notes from Silver Lake upon a “Fundamental Change” under the Convertible Notes Indenture may discourage a third party from making a superior proposal.

Current or potential litigation against us, our officers, and members of our Board of Directors arising out of the Proposed Merger, may be costly, prevent or delay consummation of the Proposed Merger, divert management's attention, and otherwise adversely affect our business.

Litigation is very common in connection with the sale of public companies, regardless of whether the claims have any merit. As of the date of filing of this report, Zuora is aware of one complaint related to the Merger Agreement filed: Kakarla v. Zuora et al., No. 3:24-cv-8620 (N.D. Cal. Dec. 2, 2024). The complaint is brought by a stockholder against Zuora and members of our Board of Directors alleging that certain disclosures regarding the Proposed Merger in the Proxy Statement are materially deficient and misleading. The plaintiff seeks an order enjoining the Proposed Merger, damages, other equitable relief, and payment of costs and attorneys’ fees. The Company believes this complaint is without merit and intends to vigorously defend itself against all such claims.

Regardless of the outcome of this complaint, or any other potential litigation by Zuora's stockholders related to the Proposed Merger, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in the current complaint and any other litigation related to the Proposed Merger may adversely affect our business, operating results, and financial condition. If the Proposed Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Proposed Merger. The outcome of litigation is uncertain, and we may not be successful in defending against any such current or future claims. Litigation related to the Proposed Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our Class A Common Stock, impair our ability to recruit or retain employees, damage our relationships with our advertisers and other business partners, or otherwise materially harm our operations and financial performance.

If the Proposed Merger is consummated, our stockholders will not be able to participate in any further upside to our business.

If the Proposed Merger is consummated, our stockholders (subject to certain exceptions specified in the Merger Agreement) will receive $10.00 in cash per share of the applicable class of common stock owned by them, without interest thereon and subject to any applicable withholding taxes, and will not receive any equity interests of Parent. As a result, if our business following the Proposed Merger performs well, our current stockholders will not receive any additional consideration and will therefore not receive any benefit from any such future performance of our business.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger Agreement is in effect and subject to certain exceptions (including obtaining prior written consent of Parent, which is not to be unreasonably withheld, conditioned, or delayed) we are generally required to conduct our business in all material respects in the ordinary course, and are restricted from taking certain actions. These restrictions could prevent us from pursuing strategic business opportunities and taking actions with respect to our business that we may consider advantageous and may, as a result, materially and adversely affect our business, results of operations, and financial condition.
Risks Related to Our Business and Industry
If we are unable to attract new customers and retain and expand sales to existing customers, our revenue growth could be slower than we expect, and our business may be adversely affected.
Our ability to grow revenue will depend, in large part, upon our ability to grow and convert our pipeline by attracting new customers. This may be particularly challenging where an organization has already invested substantial resources into its financial management tools, including custom-built solutions and may be reluctant to adopt our products and services. This often requires us to engage in sophisticated, costly, and lengthy sales efforts with functional experts and senior management at such organizations. For example, during the nine months ended October 31, 2024, sales and marketing expenses represented approximately 32% of our total revenue. Although we dedicate significant resources to sales and marketing programs, such programs may take longer than we anticipate to have the desired effect, or may not expand sales at all.
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
In order to attract and retain personnel in a competitive marketplace, we believe that we must provide a competitive compensation package, including cash and equity-based compensation. Many of our senior personnel and other key employees hold a substantial amount of equity awards and shares and volatility or lack of appreciation in our stock price may affect our ability to attract and retain our senior personnel and key employees. If our stock price is depressed for an extended period of time or if the exercise price of outstanding stock options is significantly above the market price of our Class A Common Stock (or, conversely, if outstanding equity or vested equity awards have significantly appreciated in value), employees may leave us. We therefore may modify our compensation policies by, for example, increasing cash compensation to certain employees or modifying existing share options, which may increase our operating expenses and dilute our stockholders. Alternatively, we may elect to reduce equity compensation to mitigate the effects of dilution, which could adversely impact employee retention. We cannot be certain that these and any other changes in our compensation policies will or would improve our ability to attract, retain and motivate employees.
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
We have issued $400.0 million aggregate principal amount of our 2029 Notes and Warrants for 7.5 million shares of our Class A Common Stock to Silver Lake.
Our debt obligations under the 2029 Notes could adversely impact us. For example, if the Proposed Merger is not consummated, these obligations could:
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
Our ability to meet our payment obligations under our debt instruments depends on our ability to generate significant cash flows in the future. This, to some extent, is subject to market, economic, financial, competitive, legislative, and regulatory factors as well as other factors that are beyond our control. There can be no assurance that our business will generate cash flow from operations, or that additional capital will be available to us, either on favorable terms or in amounts sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. For example, we may utilize proceeds from the 2029 Notes for acquisitions or other investments or for other corporate purposes, such as purchases of our outstanding common stock. Any such actions may not increase our enterprise value. If we are unable to generate sufficient cash flow to service our debt obligations, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional capital on terms that may be onerous or highly dilutive. Our ability to refinance the 2029 Notes, our revolving credit facility or future indebtedness will depend on market conditions and our financial condition at such time. We may not be able to engage in any of these activities on desirable terms, or at all, which could result in a default on our debt obligations. Any such default could have a material adverse effect on our business and financial condition. See Note 9. Debt and Note 10. Warrants to Purchase Shares of Common Stock of the Notes to Unaudited Condensed Consolidated Financial Statements for more information about the 2029 Notes, Warrants and the revolving credit facility.
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
Our business strategy includes acquiring other complementary products, technologies, or businesses, such as our acquisitions of Zephr in September 2022, Togai in May 2024, and Sub(x), an AI solution for digital publishing and media companies, in August 2024. We regularly evaluate and consider potential strategic transactions. An acquisition, investment, or business relationship may result in unforeseen operating difficulties and expenditures that may impact our operating results. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of the acquired companies, particularly if the key personnel of the acquired companies choose not to work for us, if an acquired company’s software is not easily adapted to work with ours, or if we have difficulty retaining the customers of any acquired business due to changes in management or otherwise.
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
We conduct our business activities in various foreign countries and have operations in North America, Europe, Asia, and Australia. During the nine months ended October 31, 2024, we derived approximately 37% of our total revenue from customers located outside the United States. Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple cultures, customs, legal systems, regulatory systems, and commercial infrastructures. International expansion requires us to invest significant funds and other resources. Our operations in international markets may not develop at a rate that supports our level of investment. Our international operations, including any future expansion, may subject us to risks, including with:
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
High-quality education, training and support for our customers and third-party partners is important for the successful marketing and sale of our products to new customers and to maintain and expand our relationship with existing customers. The importance of high-quality customer and third-party partner training and support will increase as we expand our business and pursue new customers. As we add or integrate new services to our portfolio (such as with our acquisitions of Zephr, Togai, and Sub(x)), and as we expand internationally, we and our third-party partners may experience challenges in accurately assessing the capabilities of, and providing technical support for, such services. In addition, we are unable to control our third-party partners and therefore cannot control the speed or effectiveness of their support services, which could harm our reputation. If we or our third-party partners do not help our customers quickly resolve post-deployment technical and operational issues related to our platform, including configuring and using features, and provide them with effective ongoing customer support, our ability to upsell additional products to existing customers could suffer and our reputation with existing or potential customers could be harmed.
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
Our solutions must integrate with a variety of network, hardware, and software platforms, and we need to continuously modify and enhance our solutions to adapt to changes in cloud-enabled hardware, software, networking, browser, and database technologies. We have developed our solutions to be able to integrate with third-party Software as a Service (SaaS) applications, including the applications of software providers that compete with us, by utilization of APIs. In general, we rely on the fact that the providers of such software systems, including Salesforce, continue to allow us access to their APIs to enable these integrations, and the terms with such companies may be subject to change from time to time. We also integrate certain aspects of our solutions with other platform providers. We may not be successful in either developing necessary modifications and enhancements or resolving interoperability issues in a timely and cost-effective manner. Any failure of our products and services to continue to operate effectively with third-party infrastructures and technologies, as well as any change or deterioration in our relationship with any platform provider, may reduce the demand for our products and services, resulting in dissatisfaction of our customers, and may materially and adversely impact our business and operating results.

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
Despite our investments into measures designed to minimize the risk of security breaches, we are subject to the risk of security incidents or breaches. If a high profile security breach or incident occurs with respect to us, another SaaS provider or other technology company, our current and potential customers may lose trust in the security of our solutions or in the SaaS business model generally, which could adversely impact our ability to retain existing customers or attract new ones. Such a breach or incident, or series of breaches or incidents, could also result in regulatory or contractual security requirements that could make compliance challenging. Even in the absence of any security breach or incident, customer concerns about privacy, security, or data protection may deter them from using our platform for activities that involve personal or other sensitive information.
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
Additionally, laws and regulations relating to the processing of information can vary significantly based on the jurisdiction. Some regions and countries have or are enacting strict laws and regulations, including the European Union (EU), China, Australia, and India, as well as states within the United States, such as California, that may create conflicts, obligations or inconsistent compliance requirements. Despite our efforts to comply with these varying requirements, a regulator or supervisory authority may determine that we have not done so and subject us to fines, potentially costly remediation requirements, and public censure, which could harm our business. For example, the European Union’s General Data Protection Regulation mandates requirements for processing personal information and imposes penalties of up to the greater of €20 million or 4% of worldwide revenue for non-compliance. In addition, in the United States, we may be subject to both federal and state laws. Certain U.S. state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to the protection of personal information than federal, international, or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, California continues to be a critical state with respect to evolving consumer privacy laws after enacting the California Consumer Privacy Act (CCPA), amended by the California Privacy Rights Act (the CPRA), which took effect in January 2023 and expanded the CCPA’s requirements, including by adding new rights for individuals regarding their personal information and establishing a new regulatory agency to implement and enforce the law. Failure to comply with the CCPA and the CPRA may result in significant civil penalties, injunctive relief, or statutory or actual damages as determined by the California Privacy Protection Agency and California Attorney General through its investigative authority.
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
We may need to spend significant resources securing and monitoring our intellectual property rights, and we may or may not be able to detect infringement by third parties. Our competitive position may be harmed if we cannot detect infringement and enforce our intellectual property rights quickly or at all. In some circumstances, we may choose to not pursue enforcement because an infringer has a dominant intellectual property position or for other business reasons. In addition, competitors might avoid infringement by designing around our intellectual property rights or by developing non-infringing competing technologies. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Further, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims attacking the scope, validity, and enforceability of our intellectual property rights, or with counterclaims and countersuits asserting infringement by our products and services of third-

party intellectual property rights. Our failure to secure, protect, and enforce our intellectual property rights could have a material adverse effect on our brand and our business.
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
In order to support our growth and respond to business challenges, such as developing new features or enhancements to our solutions to stay competitive, acquiring new technologies, and improving our infrastructure, we have made significant financial investments in our business, and we intend to continue to make such investments. As a result, to provide the funds required for these investments and other business endeavors, we may need to engage in equity or debt financings. For example, we have issued $400.0 million in 2029 Notes. See Note 9. Debt of the Notes to Unaudited Condensed Consolidated Financial Statements for more information about the 2029 Notes.
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
Further, if our partners, including suppliers, fail to obtain required import, export, or re-export licenses or permits, we may also be impacted by becoming the subject of government investigations or penalties and therefore incur reputational harm. Changes in our solutions or changes in sanctions or export and import regulations may create delays in the introduction of our solutions in international markets, prevent our customers with international operations from deploying our solutions globally or, in some cases, prevent the export or import of our solutions to certain countries, governments, or persons altogether. Any change in export or import laws or regulations, economic sanctions, or related legislation, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons, or technologies targeted by such laws and regulations, could result in decreased use of our solutions by, or in our decreased ability to export or sell our solutions to, existing or potential customers such as customers with international operations or customers who are added to the restricted entities list published by the U.S. Office of Foreign Assets Control. Any decreased use of our solutions or limitation on our ability to export or sell our solutions would likely harm our business, financial condition, and operating results.
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
GAAP is subject to interpretation by the FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. Any difficulties in implementing these pronouncements, including those described in Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements of the Notes to Unaudited Condensed Consolidated Financial Statements, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors' confidence in us.
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
•potential uncertainty over whether or not the Proposed Merger will be consummated;

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
As of November 30, 2024, a total of 145.1 million shares of Class A Common Stock and 8.6 million shares of Class B Common Stock were outstanding. The issuance and sale of a substantial number of shares of our Class A Common Stock, including as a result of the exercise or conversion into Class A Common Stock of outstanding 2029 Notes, warrants, equity awards, shares of Class B Common Stock or other securities, could result in significant dilution to our existing stockholders and cause the market price of our Class A Common Stock to decline. The perception that such issuances could occur could also adversely affect the market price of our Class A Common Stock. From time to time, we may also issue shares of common stock or securities convertible into shares of common stock in connection with a financing, an acquisition, investments, or otherwise. For example, as described in Note 9. Debt of the Notes to Unaudited Condensed Consolidated Financial Statements, we issued to Silver Lake 2029 Notes in the aggregate principal amount of $400.0 million, as well as Warrants initially exercisable for up to 7.5 million shares of Class A Common Stock. In addition, under certain circumstances, the number of shares issuable upon conversion of the 2029 Notes or exercise of the Warrants may be subject to increase, as described in Note 9. Debt and Note 10. Warrants to Purchase Shares of Common Stock of the Notes to Unaudited Condensed Consolidated Financial Statements. The conversion of these 2029 Notes or exercise of these Warrants could result in a substantial number of shares of our Class A Common Stock being issued (assuming the Proposed Merger is not consummated).
In addition, we grant equity awards to employees, directors, and consultants under our 2018 Equity Incentive Plan on an ongoing basis and our employees have the right to purchase shares of our Class A Common Stock semi-annually under our 2018 Employee Stock Purchase Plan. As of October 31, 2024, there were a total of 18.2 million shares of Class A Common Stock subject to outstanding options and RSUs, including PSUs. Subject to vesting and other applicable requirements, the shares issued upon the exercise of such options or settlement of such RSUs will be available for resale in the open market. Moreover, the market price of our Class A Common Stock could decline as a result of sales of a large number of shares of our Class A Common Stock in the market over a short period of time, such as sales by our directors, executive officers, or significant stockholders, sales by Zuora for employee tax withholding purposes upon vesting of RSUs or PSUs, and sales by employees during limited open trading windows.
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
In addition, the revenue recognition disclosure obligations under ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) are prepared on the basis of estimates that can change over time and on the basis of events over which we have no control. It is possible that analysts and investors may misinterpret our disclosure or that our methods for estimating this disclosure may differ significantly from others, which could lead to inaccurate or unfavorable forecasts by analysts and investors.
The dual class structure of our common stock has the effect of concentrating voting control with holders of our Class B Common Stock, including our CEO, which limits or precludes your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
Our common stock consists of two classes, including our Class B Common Stock, which has ten votes per share, and our Class A Common Stock, which has one vote per share. As of October 31, 2024, our Class B Common Stock held approximately 37% of the total voting power of our common stock, with our CEO and his affiliates holding substantially all of our Class B Common Stock. As a result, the holders of our Class B Common Stock, including our CEO, could substantially influence all matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the outstanding shares of Class B Common Stock, (ii) April 16, 2028, and (iii) the date the shares of Class B Common Stock cease to represent at least 5% of all outstanding shares of our common stock (such date referred to as the Class B expiration). Until the Class B expiration, the concentrated influence held by our Class B Common Stock limits or precludes your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. As discussed in Note 1. Overview and Basis of Presentation, the Merger Agreement contains specific stockholder approval requirements.
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
•permit our Board of Directors to establish the number of directors and fill any vacancies and newly-created directorships;
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
•provide that our Board of Directors is expressly authorized to make, alter, or repeal our bylaws; and
•establish advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
In addition, our restated certificate of incorporation provides that, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware is the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law (the DGCL), our restated certificate of incorporation, or our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act. It would apply, however, to a suit that falls within one or more of the categories enumerated in the exclusive forum provision.
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
Moreover, we are subject to Section 203 of the DGCL, which may discourage, delay, or prevent a change of control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock. In connection with the transactions contemplated by the Merger Agreement, the Special Committee granted Mr. Tien Tzuo and Silver Lake certain waivers with respect to Section 203 of the DGCL.
Finally, provisions of the 2029 Notes and Warrants may also have the effect of delaying or preventing a change of control or changes in our management. Holders of the 2029 Notes have the right to require us to repurchase their notes upon the occurrence of a “Fundamental Change” (as defined in the Convertible Notes Indenture) that occurs prior to the maturity date at repurchase price equal to 100% of the principal amount of the 2029 Notes to be repurchased, plus the sum of the amounts of all remaining scheduled interest payments (at the 5.50% per annum paid-in-kind interest rate) through and including the maturity date. Additionally, on and after March 24, 2027, holders of the 2029 Notes have the right, at each holder’s option and on one or more occasions, to require us, subject to certain exceptions and deferral provisions, to repurchase all of such holder’s notes equal to 100% of the principal amount of the notes (or portion thereof) to be so repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. In addition, provisions of (i) the 2029 Notes require an increase to the conversion rate for 2029 Notes converted in connection with a “Make-Whole Fundamental Change” and (ii) the Warrants require an increase in the number of shares of Class A Common Stock the Warrants are exercisable for upon the occurrence of a “Make-Whole Fundamental Change” (as defined in the Convertible Notes Indenture and the form of Warrant, respectively). Furthermore, the Convertible Notes Indenture prohibits us from engaging in specified types of mergers or acquisitions unless, among other things, the acquiring or surviving entity assumes Zuora’s obligations under the 2029 Notes.
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
Certain investors, legislators, regulators, employees, and other stakeholders, including those in Europe, where we have a significant number of customers, focus on corporate responsibility, including ESG factors. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our corporate responsibility policies are inadequate. Standards and laws by which ESG efforts are tracked and measured continue to evolve. For example, in March 2024, the SEC adopted final rules aimed at enhancing and standardizing climate-related disclosures, which includes quantitative and qualitative climate-related disclosures, which were subsequently stayed by the SEC. We are also subject to California's recently enacted climate disclosure laws, which will require in-scope companies to report on greenhouse gas emissions, climate-related financial risks, and the use of carbon offsets and emissions reduction claims relating to their corporate operations or products. The future of such legislation is uncertain, and two of the three proposed laws are subject to ongoing litigation. Our efforts to abide by these developing standards and laws, if and when they go into effect, may require significant expenditures. In May 2022, we announced our commitment to remain carbon neutral going forward, including by purchasing high quality carbon offsets in future years, which may become increasingly more expensive. In addition, the corporate responsibility criteria could change, which could result in greater expectations of us and cause us to undertake more costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements

During the three months ended October 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Zuora securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number		Incorporated By Reference				Filed or Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of October 17, 2024, by and among Zuora, Inc., Parent and Merger Sub*	8-K	001-38451	2.1	10/18/2024
10.1	Voting, Support and Rollover Agreement, dated as of October 17, 2024, by and among Zodiac Purchaser, L.L.C., Zodiac Holdco, L.L.C., Silver Lake Alpine II, L.P., Zuora, Inc., and the stockholders party thereto	8-K	001-38451	10.1	10/18/2024
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act					X
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).					X
* All schedules to the Merger Agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.
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

ZUORA, INC.

Date: December 9, 2024	By:	/s/ Todd McElhatton
Todd McElhatton
Chief Financial Officer (Principal Financial Officer)

Date: December 9, 2024	By:	/s/ Matthew Dobson
Matthew Dobson
Chief Accounting Officer (Principal Accounting Officer)